Form 10-Q
period 1996-05-12
QUALITY DINING INC
filed 1996-06-26
CIK 917126

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          May 12,1996
                               ------------------------------------------

                                         or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to
                               ---------------------    -----------------


Commission file number        0-23420
                      -----------------------


                             QUALITY DINING, INC.
           (Exact name of registrant as specified in its charter)


          Indiana                                      35-1804902
- -------------------------------               ---------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)


3820 Edison Lakes Parkway, Mishawaka, Indiana             46545
- -------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


                               (219) 271-4600
                           ----------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               X  Yes        No
                                              ---        ---

As of June 1, 1996, 8,841,920 shares of common stock of the registrant were outstanding.

                             QUALITY DINING, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MAY 12, 1996
                                     INDEX


Part I - Financial Information                                      Page
- ------------------------------                                      ----

          Item 1 - Financial Statements:

             Consolidated Statements of Income....................... 3
             Consolidated Balance Sheets............................. 4
             Consolidated Statements of Cash Flows................... 5
             Notes to Consolidated Financial Statements.............  6


          Item 2 - Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations....................................... 10


Part II - Other Information
- ---------------------------


          Item 4 - Submission of Matters to a Vote of
                   Security Holders................................. 14
          Item 6 - Exhibits and Reports on Form 8-K................. 14


Signatures.......................................................... 14

                             QUALITY DINING, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                   (In thousands, except per share amounts)

                                                  Twelve Weeks Ended   Twenty-Eight Weeks Ended
                                                  May 12,     May 14,     May 12,     May 14,
                                                   1996        1995        1996        1995
                                                 --------------------  ------------------------
Restaurant sales:
 Burger King                                     $ 16,208    $ 12,562    $ 35,588    $ 27,961
 Grady's                                           24,571          --      41,679          --
 Chili's                                            9,506       9,178      21,086      20,229
 Spageddies                                         1,889       1,159       4,373       1,920
 Bruegger's Bagel Bakery                            3,228       1,164       6,321       2,144
                                                 --------    --------    --------    --------

  Total restaurant sales                           55,402      24,063     109,047      52,254
                                                 --------    --------    --------    --------

Restaurant operating expenses:
 Food and beverage                                 17,406       7,068      34,256      15,543
 Payroll and benefits                              15,326       6,154      30,650      13,552
 Depreciation and amortization                      2,527       1,222       5,214       2,694
 Other operating expenses                          12,620       5,649      24,390      12,188
                                                 --------    --------    --------    --------

  Total restaurant operating expenses              47,879      20,093      94,510      43,977
                                                 --------    --------    --------    --------

Income from restaurant operations                   7,523       3,970      14,537       8,277
General and administrative expenses                 2,518       1,468       5,088       3,282
Restructuring and integration costs                    --          --       1,938          --
                                                 --------    --------    --------    --------

Operating income                                    5,005       2,502       7,511       4,995
                                                 --------    --------    --------    --------

Other income (expense):
 Interest expense                                  (1,701)       (674)     (3,125)     (1,369)
 Gain (loss) on sale of property                       --          --           3          (4)
 Interest income                                       40          24         111          58
 Other expense, net                                   (60)        (37)       (130)        (60)
                                                 --------    --------    --------    --------

  Total other expense                              (1,721)       (687)     (3,141)     (1,375)
                                                 --------    --------    --------    --------

Income before income taxes                          3,284       1,815       4,370       3,620

Income taxes                                        1,198         672       1,595       1,340
                                                 --------    --------    --------    --------

Net income                                       $  2,086    $  1,143    $  2,775    $  2,280
                                                 ========    ========    ========    ========

 Net income per share                            $    .24    $    .17    $    .31    $    .34
                                                 ========    ========    ========    ========
 Weighted average number of shares of
  common stock outstanding                          8,839       6,761       8,838       6,744
                                                 ========    ========    ========    ========

See Notes to Consolidated Financial Statements.


                                                       QUALITY DINING, INC.
                                                    CONSOLIDATED BALANCE SHEETS
                                                      (Dollars in thousands)

                                                                          May 12,           October 29,
                                                                           1996                1995
                                                                        -----------         -----------
                                                                        (Unaudited)
                                        ASSETS
                                        ------
     Current assets:
        Cash and cash equivalents                                       $  3,403            $ 5,639
        Accounts receivable                                                2,787                599
        Inventories                                                        1,880                824
        Other current assets                                               1,677              1,352
        Deferred income taxes                                                 23                 23
                                                                        --------            -------
            Total current assets                                           9,770              8,437
                                                                        --------            -------
     Property and equipment, net                                         134,802             63,209
                                                                        --------            -------
     Other assets:
        Franchise fees and development costs, net                         10,592             10,698
        Goodwill, net                                                      9,950             10,216
        Trademarks, net                                                   13,260                100
        Preopening costs and non-competition agreements, net               1,867              1,709
        Liquor licenses                                                    2,312              2,131
        Investment in redeemable preferred stock                           2,625              2,625
        Other                                                                598                121
                                                                        --------            -------
            Total other assets                                            41,204             27,600
                                                                        --------            -------
            Total assets                                                $185,776            $99,246
                                                                        ========            =======
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ---------------------------------------
     Current liabilities:
        Current portion of capitalized lease and non-
          competition obligations                                       $    360            $   360
        Current portion of redeemable preferred stock
          subscription payable                                               375                375
        Accounts payable                                                   3,579              4,111
        Accounts payable, related parties                                     41              1,076
        Accrued liabilities                                                8,351              3,631
        Income taxes payable                                                 102                711
                                                                        --------            -------
            Total current liabilities                                     12,808             10,264
     Long-term debt                                                       88,904              7,413
     Capitalized lease and non-competition obligations,
      principally to related parties, less current portion                 6,806              6,884
     Redeemable preferred stock subscription payable,
       less current portion                                                  625                875
     Deferred income taxes                                                 2,409              2,409
                                                                        --------            -------
            Total liabilities                                            111,552             27,845
                                                                        --------            -------
     Stockholders' equity:
        Preferred stock, without par value: 5,000,000 shares
            authorized; none issued
        Common stock, without par value: 50,000,000 shares
            authorized; 8,861,920 and 8,856,520 shares issued,
            respectively                                                      28                 28
        Additional paid-in capital                                        63,238             63,190
        Retained earnings                                                 11,208              8,433
                                                                        --------            -------
                                                                          74,474             71,651
        Less treasury stock, at cost, 20,000 shares                          250                250
                                                                        --------            -------
            Total stockholders' equity                                    74,224             71,401
                                                                        --------            -------
            Total liabilities and stockholders' equity                  $185,776            $99,246
                                                                        ========            =======
  See Notes to Consolidated Financial Statements.

                                                              Page 4

                             QUALITY DINING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                (In thousands)

                                                                 Twenty-Eight Weeks Ended
                                                               May 12, 1996    May 14, 1995
                                                               ------------    ------------
Cash flows from operating activities:
 Net income                                                      $  2,775        $  2,280
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization of property and equipment          4,174           1,743
   Amortization of franchise fees and development costs               297             136
   Amortization of preopening costs and intangibles                 1,361             832
   (Gain) loss on sale of property                                     (3)              4
   Net increase in current assets                                  (2,759)           (434)
   Net increase (decrease) in current liabilities                   1,916            (944)
   Other                                                               36              --
                                                                 --------        --------
     Net cash provided by operating activities                      7,797           3,617
                                                                 --------        --------

Cash flows from investing activities:
 Acquisitions of business, net of cash acquired                   (74,764)        (18,874)
 Proceeds from sales of property and equipment                          3              --
 Purchase of redeemable preferred stock                                --            (375)
 Increase in other assets                                            (739)           (107)
 Purchase of property and equipment                               (14,636)        (10,131)
 Payment of franchise fees and development costs                     (191)           (281)
 Payment of preopening costs                                         (882)           (561)
                                                                 --------        --------
     Net cash (used in) investing services                        (91,209)        (30,329)
                                                                 --------        --------

Cash flows from financing activities:
 Proceeds from exercise of stock options                               55              --
 Proceeds from issuance of long-term debt                          81,491          23,724
 Repayment of capitalized lease obligations                          (114)           (107)
 Payment of redeemable preferred stock subscription payable          (250)           (125)
 Other                                                                 (6)              1
                                                                 --------        --------
     Net cash provided by financing activities                     81,176          23,493
                                                                 --------        --------

Net decrease in cash and cash equivalents                          (2,236)         (3,219)
Cash and cash equivalents, beginning of period                      5,639           4,453
                                                                 --------        --------
Cash and cash equivalents, end of period                         $  3,403        $  1,234
                                                                 ========        ========

Noncash investing and financing activities:
 Acquisition of redeemable preferred stock                       $     --        $    500
 Common stock issued in acquisition                                    --           3,350

See Notes to Consolidated Financial Statements.

                             QUALITY DINING, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MAY 12, 1996
                                  (Unaudited)



Note 1:  Description of Business.

  As of May 12, 1996, the Company operated 63 quick-service Burger King restaurants, 19 casual dining restaurants under the trade name Chili's Grill & Bar, 21 bakeries under the trade name Bruegger's Bagel Bakery, five casual dining restaurants under the trade name Spageddies Italian Kitchen and 42 casual dining restaurants under the trade name Grady's American Grill.

Note 2:  Basis of Presentation.

  The accompanying consolidated financial statements include the accounts of Quality Dining, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the twenty-eight week period ended May 12, 1996 are not necessarily indicative of the results that may be expected for the 52-week year ending October 27, 1996.

  These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended October 29, 1995 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 3:  Acquisitions.

  On February 21, 1996, the Company and Bruegger's Corporation ("Bruegger's") entered into an Agreement and Plan of Merger (the "Merger Agreement") whereby a wholly owned subsidiary of the Company would be merged with and into Bruegger's with Bruegger's continuing as the surviving corporation and becoming a wholly owned subsidiary of the Company. Bruegger's is the largest chain of bagel bakeries in the United States. As of June 6, 1996, there were 53 owned and 258 franchised Bruegger's bakeries operating in 31 states. The Merger Agreement provides that, except for dissenting and canceled shares, each outstanding share of Bruegger's common stock will be converted into 1.2931 shares of Quality Dining common stock and each outstanding share of Bruegger's preferred stock will be converted into one share of the Company's convertible preferred stock. The acquisition and related merger will be accounted for using the purchase method of accounting.

  The acquisition and related merger were approved by the Company's shareholders at a special meeting on May 23, 1996 and by the shareholders of Bruegger's at a special meeting on June 6, 1996. The merger became effective June 7, 1996.

  On December 21, 1995, the Company acquired 42 Grady's American Grill restaurants and all rights to the Grady's American Grill concept from Brinker International, Inc. The Grady's American Grill restaurants are located in 16 states throughout the United States. The purchase price aggregated $75.4 million

                             QUALITY DINING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

consisting of $74.4 million in cash and the incurrence of $1 million of liabilities and direct acquisition costs.

  The acquisition was accounted for using the purchase method and the operating results of the Grady's American Grill restaurants have been included in the Company's consolidated financial statements since the acquisition date. The excess of the purchase price over the acquired tangible and intangible net assets of approximately $13.4 million has been allocated to trademarks and is being amortized on a straight-line basis over 40 years.

  In conjunction with the acquisitions of the Grady's American Grill restaurants and the rights to the Spageddies restaurant concept in the United States, which was finalized on October 28, 1995, the Company recorded a pre-tax charge of $1.9 million during the sixteen-week period ended February 18, 1996 for restructuring and integration costs.

  On August 14, 1995, the Company through its wholly owned subsidiary, BRAVOKILO, Inc., acquired all of the issued and outstanding common stock of SHONCO, Inc. and three affiliated companies, certain operating assets of three other affiliated companies and four target reservation agreements from four additional affiliated companies. SHONCO, Inc. and its affiliated companies are referred to collectively as "SHONCO". William R. Schonsheck ("Schonsheck") owned all of the capital stock of all of the SHONCO affiliated group of companies except for two affiliates in which he owned at least a majority of the capital stock, with the balance being owned by five other individuals. SHONCO owned and operated eight Burger King restaurants in the Detroit, Michigan metropolitan area, and had the right to develop four additional Burger King restaurants in the Detroit, Michigan metropolitan area under the target reservation agreements acquired by the Company. In addition, the Company entered into a four-year non-competition agreement with Schonsheck, whereby the Company is obligated to pay Schonsheck $200,000 per year during the four-year term of the agreement. The purchase price of SHONCO, including the non-competition agreement, aggregated $9,561,000 and consisted of $5,051,000 in cash, the issuance of 316,832 shares of the Company's common stock, valued at $4,000,000, and the incurrence of a $510,000 liability under the non-competition agreement (discounted at 8.5%). The cash portion of the purchase price was funded through borrowings under the Company's revolving credit facility. The acquisition was accounted for using the purchase method and the operating results of SHONCO have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the purchase price over the acquired tangible and intangible net assets of approximately $7.7 million has been allocated to franchise rights and is being amortized on a straight-line basis over 20 years.

  The following unaudited pro forma results for the twenty-eight weeks ended May 12, 1996 were developed assuming the Bruegger's and Grady's American Grill restaurants had been acquired on October 30, 1995. SHONCO is included in the Company's fiscal 1996 results for the entire twenty-eight weeks. The unaudited pro forma results for the twenty-eight weeks ended May 14, 1995 were developed assuming Bruegger's, Grady's American Grill restaurants and SHONCO had been acquired on October 31, 1994. For both periods, the unaudited pro forma results are after giving effect to certain adjustments, including interest expense, depreciation of property and equipment and amortization of acquired intangible assets:

                                                          Pro forma        Pro forma
                                                        28 weeks ended   28 weeks ended
 (in thousands, except per share data)                   May 12, 1996     May 14, 1995

     Total restaurant sales                                $135,910         $117,930
     Net income (loss)                                       (4,695)             236
     Net income (loss) share                                   (.34)             .02

                             QUALITY DINING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

The following table presents, on an unaudited pro forma basis, a condensed consolidated balance sheet as of May 12, 1996, giving effect to the Bruegger's acquisition as if it had occurred on that date:


                                                        Pro forma
  (In thousands)                                       May 12, 1996
                                                       ------------
                                                       (Unaudited)
  Current assets                                         $ 12,615
  Property and equipment                                  154,717
  Other assets                                            180,548
                                                         --------
    Total assets                                         $347,880
                                                         ========

  Current liabilities                                    $ 28,078
  Long-term debt                                          104,912
  Capitalized lease and non-competition obligations         6,806
  Deferred income taxes                                     2,409
  Redeemable preferred stock                                8,400
  Stockholders' equity                                    197,275
                                                         --------
    Total liabilities and stockholders' equity           $347,880
                                                         ========

The unaudited pro forma data shown above is not necessarily indicative of the consolidated results that would have occurred had the acquisitions taken place at the beginning of the respective periods nor are they necessarily indicative of results that may occur in the future.

Note 4:  Commitments.

As of May 12, 1996, the Company had commitments aggregating approximately $7.4 million for the acquisition and construction of new restaurants.

Note 5:  Long-Term Debt.

On April 26, 1996, the Company amended its revolving credit agreement with Texas Commerce Bank, as agent for a group of seven banks, providing for borrowings of up to $150 million with interest payable monthly at the lower of the adjusted LIBOR rate plus 1.5% or the bank's prime rate less .5%. The revolving credit agreement expires on April 26, 1999 and is unsecured.

The revolving credit agreement contains, among other provisions, certain restrictive covenants including maintenance of minimum levels of tangible net worth, as defined, limitations on the incurrence of additional indebtedness and annual limitations on the payment of cash dividends on, or the purchase or redemption of, any shares of the Company's capital stock in aggregate amounts exceeding 40% of the Company's net income for the immediately proceeding fiscal year.

Note 6:  Contingencies.

On November 10, 1994, the Company acquired all of the outstanding stock of Grayling Corporation, Grayling Management Corporation, Chili's of Mt. Laurel, Inc., and Chili's of Christiana, Inc. (collectively, "Grayling"). Prior to entering into negotiations with the Company, Grayling and its principal shareholder,

                             QUALITY DINING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Concluded
                                 (Unaudited)


T. Garrick Steele ("Steele"), had entered into an agreement (the "Asset Agreement") to sell substantially all of Grayling's assets to a third party, KK&G Enterprises, Inc. ("KK&G"). The Asset Agreement was terminated by Grayling and was not consummated. On September 27, 1994, KK&G filed suit in the Court of Common Pleas, Philadelphia County, Pennsylvania, against Grayling and Steele seeking damages and specific performance of the Asset Agreement. Steele is obligated to continue to defend the lawsuit and indemnify the Company and Grayling against any loss or damages resulting from the lawsuit. Management does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations. In making such assessment, management considered the financial ability of Steele to defend the lawsuit and indemnify the Company against any loss or damages resulting from the lawsuit.

                             QUALITY DINING, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MAY 12, 1996

     The Company has a 52/53-week fiscal year ending on the last Sunday in October of each year. The first quarter of the Company's fiscal year consists of 16 weeks with all subsequent quarters being 12 weeks in duration. Fiscal year 1996 ends October 27, 1996.

RESULTS OF OPERATIONS
- ---------------------

     The following table sets forth, for the periods indicated, the percentages which certain items of income and expense bear to total restaurant sales.

                                           Twelve Weeks Ended      Twenty-Eight Weeks Ended
                                       --------------------------  --------------------------
                                       May 12, 1996  May 14, 1995  May 12, 1996  May 14, 1995
                                       ------------  ------------  ------------  ------------
Restaurant sales:
 Burger King                               29.3%         52.2%         32.6%         53.5%
 Grady's                                   44.3            -           38.2            -
 Chili's                                   17.2          38.2          19.4          38.7
 Spageddies                                 3.4           4.8           4.0           3.7
 Bruegger's Bagel Bakery                    5.8           4.8           5.8           4.1
                                          -----         -----         -----         -----
  Total restaurant sales                  100.0         100.0         100.0         100.0
                                          -----         -----         -----         -----

Restaurant operating expenses:
 Food and beverage                         31.4          29.3          31.4          29.8
 Payroll and benefits                      27.7          25.6          28.1          25.9
 Depreciation and amortization              4.5           5.1           4.8           5.2
 Other operating expenses                  22.8          23.5          22.4          23.3
                                          -----         -----         -----         -----
  Total restaurant operating expenses      86.4          83.5          86.7          84.2
                                          -----         -----         -----         -----

Income from restaurant operations          13.6          16.5          13.3          15.8
General and administrative expenses         4.6           6.1           4.6           6.3
Restructuring and integration costs          -             -            1.8            -
                                          -----         -----         -----         -----
Operating income                            9.0          10.4           6.9           9.5
                                          -----         -----         -----         -----

Other income (expense):
 Interest expense                          (3.1)         (2.8)         (2.9)         (2.6)
 (Gain) loss on sale of property             -             -             -             -
 Interest income                            0.1           0.1           0.1           0.1
 Other expense, net                        (0.1)         (0.2)         (0.1)         (0.1)
                                          -----         -----         -----         -----
  Total other expense                      (3.1)         (2.9)         (2.9)         (2.6)
                                          -----         -----         -----         -----
Income before income taxes                  5.9           7.5           4.0           6.9
Income taxes                                2.1           2.8           1.5           2.5
                                          -----         -----         -----         -----
Net income                                  3.8%          4.7%          2.5%          4.4%
                                          =====         =====         =====         =====

PART II - OTHER INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
- ------------------------------------

Restaurant sales for the second quarter of fiscal 1996 were $55.4 million, an increase of 130.2% over restaurant sales of $24.1 million for the comparable period in 1995. The increase was primarily attributable to sales generated by Company restaurants operating in the second quarter of fiscal 1996 that were not operating during the second quarter of fiscal 1995. During the first quarter of fiscal 1996, the Company's Grady's American Grill restaurants contributed $24.6 million of sales, or 78.6% of the total sales increase of $31.1 million. Comparable restaurant sales (measured by comparing units open for the entire current period and the entire corresponding period in the prior year) were negative 1.1% and negative 4.4% for the Company's Burger King and Chili's restaurants, respectively. The Company's Bruegger's Bagel Bakeries reported a comparable sales increase of 10.5% for the second quarter of fiscal 1996. The decreased comparable sales levels at the Company's Burger King and Chili's restaurants were primarily attributable to unusually severe winter weather conditions and competitive intrusion.

Restaurant sales for the first twenty-eight weeks of the fiscal year increased 108.7% to $109.0 million versus $52.3 million for the same period in fiscal 1995. Comparable restaurant sales for the period were negative 0.8% and negative 2.8% for the Company's Burger King and Chili's restaurants, respectively. The Company's Bruegger's Bagel Bakeries reported a comparable sales increase of 7.5% for the first twenty-eight weeks of the fiscal year.

Total restaurant operating expenses increased $27.8 million to $47.9 million in the second quarter of fiscal 1996, a 138.3% increase over total restaurant operating expenses of $20.1 million in the comparable period for fiscal 1995. As a percentage of total restaurant sales, total restaurant operating expenses increased from 83.5% in the second quarter of fiscal 1995 to 86.4% in the second quarter of fiscal 1996 for the following reasons. Food and beverage costs as a percentage of restaurant sales increased from 29.3% in the second quarter of fiscal 1995 to 31.4% in the second quarter of fiscal 1996. This increase was a result of the relatively higher food and beverage costs associated with the increased number of casual dining restaurants. This includes the 42 Grady's American Grill units which were acquired in the first quarter of fiscal 1996, and the Bruegger's Bagel Bakeries operated by the Company. Payroll and benefits as percentage of total restaurant sales increased from 25.6% in the second quarter of fiscal 1995 to 27.7% for the comparable period in fiscal 1996. This increase resulted primarily from the impact of Grady's American Grill and the opening of new restaurants in the quarter, which generally require higher payroll expenditures. Depreciation and amortization increased $1.3 million to $2.5 million for the second quarter of fiscal 1996, an increase of 106.8% over the comparable period in fiscal 1995. Generally, these increases were attributable to a substantial number of acquired Grady's American Grill restaurants. As a percentage of total restaurant sales, depreciation and amortization decreased from 5.1% in the second quarter of fiscal 1995 to 4.5% in the second quarter of fiscal 1996.

Other restaurant operating expenses decreased as a percentage of restaurant sales from 23.5% in the second quarter of fiscal 1995 to 22.8% in the second quarter of fiscal 1996. This improvement was attributable to effective cost control at the restaurant level and a higher mix of owned versus leased properties resulting in lower rent expense as a percentage of total restaurant sales.

Income from restaurant operations increased 89.5% to $7.5 million for the second quarter of fiscal 1996 versus $4.0 million for the comparable period in fiscal 1995. As a percentage of total restaurant sales, income from restaurant operations decreased to 13.6% for the period versus 16.5% for the comparable period in fiscal 1995 as a net result of the factors described above.

Income from restaurant operations for the first twenty-eight weeks of fiscal year 1996 was 13.3% of restaurant sales versus 15.8% for the same period in 1995. Food and beverage costs represented 31.4% of sales as compared to 29.8% in the same period of fiscal 1995. Payroll and benefits increased from 25.9% of total restaurant sales to 28.1% for the twenty-eight week period as a result of higher expenses at newly opened and acquired restaurants. Depreciation and amortization was 4.8% of sales for the period versus 5.2% for the same period in fiscal 1995.

General and administrative expenses increased 71.5% to $2.5 million for the second quarter of fiscal 1996 from $1.5 million for the second quarter of fiscal 1995. As a percentage of total restaurant sales, general and administrative expenses were 4.6% in the second quarter of fiscal 1996 versus 6.1% in the comparable period in fiscal 1995. This decrease was primarily attributable to beneficial leverage derived from increased sales at the Company's new and acquired restaurants. For the twenty-eight weeks ended May 12, 1996, general and administrative expenses decreased to 4.6% of sales from 6.3% for the comparable period in fiscal 1995.

During the first quarter of fiscal 1996, the Company recorded a special pre-tax charge of $1.9 million ($1.2 million after tax) for restructuring and integration costs related to the acquisitions of Grady's American Grill and Spageddies Italian Kitchen.

Total other expenses increased to 3.1% of restaurant sales for the second quarter of fiscal 1996 as compared to 2.9% during the comparable period in fiscal 1995. This increase was primarily attributable to increased interest costs arising from borrowings under the Company's revolving credit facility to fund acquisitions and new restaurant openings.

Net income for the second quarter of fiscal 1996 increased 82.5% to $2.1 million from $1.1 million for the second quarter of fiscal 1995. Net income per share for the second quarter of fiscal 1996 was $.24 per share versus $.17 per share for the comparable period in fiscal 1995. Net income per share reflects a 30.1% increase in weighted average shares outstanding over the comparable 1995 quarter.

For the twenty-eight weeks ended May 12, 1996, net income increased 21.7% to $2.8 million as compared to $2.3 million for the comparable period in fiscal 1995. Net income per share was $.31 versus $.34 for the same period in 1995 after the special charge discussed above. Net income per share for the first half of fiscal 1996 reflects a 31.0% increase in weighted average shares outstanding over the comparable period in fiscal 1995.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Company's cash and cash equivalents were $3.4 million, a decrease of $2.2 million for the twenty-eight weeks ended May 12, 1996. Principal sources of funds consisted of: (i) those provided by operations ($7.8 million) and (ii) proceeds from the Company's revolving credit facility ($81.5 million). The primary use of funds consisted of: (i) expenditures associated with new restaurant development ($14.6 million); (ii) expenditures associated with the acquisitions of businesses ($74.8 million); (iii) franchise, development and preopening costs ($1.1 million) and (iv) repayment of capital lease obligations and payments on Bruegger's preferred stock ($.4 million).

Cash flow generated from new and existing restaurant operations provides the Company with a significant source of liquidity. During the twenty-eight weeks ended May 12, 1996, approximately 51% of the funds required to construct new restaurants and purchase other equipment was generated by operating activities. The remainder of the Company's capital requirements were provided by borrowings under the Company's revolving credit facility. On April 26, 1996, the Company amended its existing revolving credit facility with Texas Commerce Bank, as agent for a group of seven banks. The facility, as amended, provides for borrowings up to a maximum of $150 million, with interest payable at the adjusted LIBOR rate plus 1.5% or the bank's price rate less .5%. The loan agreement expires on April 26, 1999 and is unsecured. As of May 12, 1996, there was $88.9 million outstanding under this revolving credit facility, of which $74.4 million was utilized in connection with the Grady's American Grill acquisition which occurred in the first quarter of fiscal 1996. The loan agreement allows for further indebtedness of up to $5 million in addition to the $150 million currently available.

On February 22, 1996, the Company announced that it had executed a definitive merger agreement with Bruegger's Corporation pursuant to which Bruegger's Corporation would become a wholly owned subsidiary of Quality Dining. The merger became effective on June 7, 1996. In connection with the acquisition of Bruegger's, the Company will take a special pre-tax charge ranging from $6.0 to $8.0 million associated with restructuring and integration costs related to the merger. This charge will be taken during the Company's third fiscal quarter ending August 4, 1996. On a net income per share basis, the charge will range between $.25 and $.33 per share. In addition, the Company will recognize a purchase price adjustment of $6.0 to $7.0 million which will be added to goodwill and amortized over a 40 year period.

The Company's primary cash requirements for the remainder of fiscal 1996 will be to finance capital expenditures in connection with the opening of new restaurants, improvements to the Company's management information reporting systems and for general working capital purposes. Capital expenditures for fiscal 1996, including the effects of the merger with Bruegger's Corporation, are projected to be approximately $30 to $35 million, of which $14.7 million was expended in the first half of fiscal 1996. During the twenty-eight weeks of fiscal 1996, Quality Dining opened or acquired nine new Bruegger's Bagel Bakeries, 42 Grady's American Grill restaurants, four new Burger King restaurants and one new Chili's Grill & Bar restaurant.

The Company's growth plans for all of fiscal 1996, including the effects of the merger with Bruegger's Corporation, includes 40 to 45 Bruegger's Bagel Bakeries, four to six Burger King restaurants, four to five Chili's restaurants and two to three Spageddies Italian Kitchen restaurants. Except for the Bruegger's locations, the Company expects to own real estate for the majority of these sites. The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new restaurants opened and the land acquisition costs associated with such restaurants. The Company anticipates that its cash flow from operations, together with amounts available under its amended revolving credit agreement, will be sufficient to fund its planned expansion and other operating cash requirements.

Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of the Company's shareholders was held on May 23, 1996, at which the shareholders approved the Agreement of Merger by and among the Company, BAC, Inc., a wholly owned subsidiary of the Company, and Bruegger's Corporation by the vote indicated below:

     Votes Cast For        6,750,659
     Votes Cast Against        4,364
     Abstentions                 710
     Broker Nonvotes               0


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately proceeds such exhibits, and is incorporated herein by reference.

(b)     Reports on Form 8-K

        On May 2, 1996, the Company filed a Current Report on Form 8-K announcing under Item 5 an agreement for a $150 million three-year revolving credit facility.


Signatures
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Quality Dining, Inc.
                                           (Registrant)


                                By:
                                    ----------------------------------
                                    Michael G. Sosinski
Date:  June 21, 1996                Chief Financial Officer

                               INDEX TO EXHIBITS

                Exhibit
                  No.           Description
                -------         -----------


                  3-A           Restated Articles of Incorporation of
                                Registrant, as amended to date

                  3-B           By-Laws of Registrant, as amended to date

                 10-AC Agreement between Registrant and Nordahl L. Brue and Michael J. Dressell, dated February 21, 1996

                 10-I 1993 Stock Option and Incentive Plan, as amended, of Registrant

                  27            Financial Data Schedule