Form 10-Q
period 1996-08-04
QUALITY DINING INC
filed 1996-09-17
CIK 917126

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    August 4, 1996

                                   OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from  ______________ to ____________________

Commission file number      0-23420


                          QUALITY DINING, INC.
         (Exact name of registrant as specified in its charter)

         Indiana                                     35-1804902
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

           3820 Edison Lakes Parkway, Mishawaka, Indiana 46545
                  (Address of principal executive offices and zip code)


                             (219) 271-4600
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes __X____           No ________

The number of shares of the registrant's common stock outstanding as of September 1, 1996 was 16,827,142.














                          QUALITY DINING, INC.
                      QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTER ENDED AUGUST 4, 1996
                                  INDEX


                                                                Page

PART I. - Financial Information


Item 1.   Consolidated Financial Statements:

          Consolidated Statements of Operations..... ..............3
          Consolidated Balance Sheets..............................4
          Consolidated Statements of Cash Flows....................5
          Notes to Consolidated Financial Statements...............6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...........10


Part II - Other Information

Item 2.   Changes in Securities...................................14

Item 6.   Exhibits and Reports on Form 8-K........................14

Signatures........................................................15
































                          QUALITY DINING, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                 (In thousands, except per share amounts)

                                  Twelve Weeks Ended    Forty Weeks Ended
                                   August 4,  August 6,  August 4, August 6,
                                     1996      1995        1996      1995
                                  --------    --------   --------  --------
Revenues:
  Restaurant sales:
    Burger King                  $  17,941    $ 13,861   $ 53,529  $ 41,822
    Grady's American Grill          22,761         -       64,440       -
    Chili's Grill & Bar              9,805       9,063     30,891    29,292
    Spageddies Italian Kitchen       1,720       1,352      6,093     3,272
    Bruegger's Bagel Bakery          8,638       1,357     14,959     3,501
                                   -------     -------    -------   -------
     Total restaurant sales         60,865      25,633    169,912    77,887

  Franchise related revenue          2,723        -         2,723       -
                                   -------     -------    -------   -------
       Total revenues               63,588      25,633    172,635    77,887
                                   -------     -------    -------   -------
Operating expenses:
  Restaurant operating expenses:
    Food and beverage               18,543       7,606     52,799    23,149
    Payroll and benefits            17,499       6,597     48,149    20,149
    Depreciation and amortization    3,061       1,194      8,121     3,632
    Other operating expenses        14,253       5,561     38,397    17,708
                                   -------     -------    -------   -------
       Total restaurant
         operating expenses         53,356      20,958    147,466    64,638

  General and administrative
    expenses                         3,905      1,274       8,993     4,556
  Amortization of intangibles          817        140       1,386       468
  Restructuring and
    integration costs                8,000        -         9,938       -
                                   -------    -------     -------   -------
     Total operating expenses       66,078     22,372     167,783    69,662
                                   -------    -------     -------   -------

Operating income (loss)             (2,490)     3,261       4,852     8,225
                                   -------    -------     -------   -------
Other income (expense):
  Interest expense                  (1,871)      (738)     (4,996)   (2,107)
  Gain on sale of property
    and equipment                      -          376           3       372
  Interest income                       47         36         158        94
  Other income (expense), net           25        (13)         63       (42)
                                   -------    -------     -------   -------
     Total other expense, net       (1,799)      (339)     (4,772)   (1,683)
                                   -------    -------     -------   -------

Income (loss) before income taxes   (4,289)     2,922          80     6,542

Income taxes (credit)               (1,365)     1,081         230     2,421
                                   -------    -------     -------   -------

Net income (loss)                $  (2,924)  $  1,841   $    (150) $  4,121
                                   =======    =======     =======   =======

Net income (loss) per share      $   (0.23)  $   0.27   $   (0.01) $   0.61
                                   =======    =======     =======   =======

 Weighted average number of shares
   of common stock outstanding      12,825      6,759      10,034     6,748
                                   =======    =======     =======   =======


See Notes to Consolidated Financial Statements.




                          QUALITY DINING, INC.
                       CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands)
                                                 August4,      October 29,
                                                   1996           1995
                                                 --------      ----------
                  ASSETS                        (Unaudited)
Current assets:
  Cash and cash equivalents                  $    5,803       $    5,639
  Accounts receivable                             1,716              599
  Note receivable                                 3,770              -
  Inventories                                     2,802              824
  Other current assets                            4,441            1,352
  Deferred income taxes                              23               23
                                                -------          -------
    Total current assets                         18,555            8,437
                                                -------          -------

Property and equipment, net                     168,316           63,209
                                                -------          -------
Other assets:
  Franchise fees and development costs, net      10,533           10,698
  Goodwill, net                                 152,275           10,216
  Trademarks, net                                13,195              100
  Preopening costs and non-competition
    agreements, net                               2,329            1,709
  Liquor licenses                                 2,735            2,131
  Investment in redeemable preferred stock          -              2,625
  Other                                             816              121
                                                -------          -------
    Total other assets                          181,883           27,600
                                                -------          -------
    Total assets                             $  368,754       $   99,246
                                                =======          =======

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capitalized lease and
    non-competition obligations              $      360       $      360
  Current portion of redeemable preferred
    stock subscription payable                      -                375
  Accounts payable                                7,823            4,111
  Accounts payable, related parties                  59            1,076
  Accrued liabilities                            25,801            3,631
  Income taxes payable                              -                711
                                                -------          -------
    Total current liabilities                    34,043           10,264

Long-term debt                                   60,892            7,413
Capitalized lease and non-competition
  obligations, principally to related
  parties, less current portion                   6,767            6,884
Redeemable preferred stock subscription
  payable, less current portion                     -                875
Deferred income taxes                             2,409            2,409
                                                -------          -------
  Total liabilities                             104,111           27,845
                                                -------          -------
Stockholders' equity:
  Preferred stock, without par value:
    4,858,550 shares authorized; none issued
  Common stock, without par value: 50,000,000
    shares authorized; 16,847,142 and 8,856,520
    shares issued, respectively                      28              28
  Additional paid-in capital                    256,582          63,190
  Retained earnings                               8,283           8,433
                                                -------         -------
                                                264,893          71,651
  Less treasury stock, at cost, 20,000 shares       250             250
                                                -------         -------
    Total stockholders' equity                  264,643          71,401
    Total liabilities and                       -------         -------
      stockholders' equity                   $  368,754      $   99,246
                                                =======         =======
See Notes to Consolidated Financial Statements.




                          QUALITY DINING, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                             (in thousands)

                                                   Forty Weeks Ended
                                              August 4,         August 6,
                                                 1996             1995
                                              --------          --------
Cash flows from operating activities:
  Net income (loss)                          $   (150)         $  4,121
  Adjustments to reconcile net income
    (loss) to net cash provided by operating
    activities:
    Depreciation and amortization of
      property and equipment                    6,820             2,588
    Amortization of franchise fees and
      development costs                           414               207
    Amortization of preopening costs
      and intangibles                           2,749             1,261
    Gain on sale of property and equipment         (3)             (372)
    Net increase in current assets             (2,934)             (867)
    Net increase in current liabilities         8,787             1,590
    Other                                          46               -
      Net cash provided by                    -------           -------
        operating activities                   15,729             8,528
                                              -------           -------
Cash flows from investing activities:
  Acquisitions of business, net of cash
    acquired                                  (73,568)          (18,874)
  Increase in note receivable                  (3,770)              -
  Proceeds from sales of property and
    equipment                                       3               598
  Purchase of redeemable preferred stock            -              (375)
  Increase in other assets                     (1,388)             (166)
  Purchase of property and equipment          (30,177)          (15,842)
  Payment of franchise fees and
    development costs                            (272)             (358)
  Payment of preopening costs                  (1,884)             (834)
  Advance to SHONCO                                 -            (1,450)
      Net cash (used in) investing            -------           -------
        activities                           (111,056)          (37,301)
                                              -------           -------
Cash flows from financing activities:
  Proceeds from exercise of stock options         482               -
  Proceeds from issuance of common stock       59,749                12
  Proceeds from issuance of long-term debt    113,479            26,822
  Repayment of long-term debt                 (76,135)              -
  Repayment of capitalized lease obligations     (163)             (153)
  Redemption of preferred stock                (1,665)              -
  Payment of redeemable preferred stock
    subscription payable                         (250)             (125)
  Other                                            (6)                1
     Net cash provided by financing           -------           -------
       activities                              95,491            26,557
                                              -------           -------
Net increase (decrease) in cash and
  cash equivalents                                164            (2,216)
Cash and cash equivalents, beginning
  of period                                     5,639             4,453
                                              -------           -------
Cash and cash equivalents, end of period    $   5,803        $    2,237
                                              =======           =======

Noncash investing and financing activities:
  Acquisition of redeemable preferred stock       -                 500
  Common stock issued in acquisitions         123,051             3,350
  Long-term debt assumed in acquisition
    of business                                16,135               -
  Conversion of preferred stock to
    common stock                               10,115               -
  Treasury stock acquired in disposition
    of restaurants                                -                 250

See Notes to Consolidated Financial Statements.



                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             August 4, 1996
                               (Unaudited)

Note 1:  Description of Business.

As of August 4, 1996, Quality Dining, Inc. (the "Company") operated and franchised a total of 490 quick service and casual theme dining restaurants located throughout the country. The Company owns the Bruegger's Bagel Bakery, Grady's American Grill and Spageddies Italian Kitchen concepts and operates Burger King restaurants and Chili's Grill & Bar restaurants as a franchisee. As of August 4, 1996, the Company operated 80 Bruegger's Bagel Bakeries and franchised 279 units. In addition, the Company operated 42 Grady's American Grill restaurants, five Spageddies Italian Kitchen restaurants, 63 Burger King restaurants and 21 Chili's Grill & Bar restaurants.

Note 2:  Basis of Presentation.

The accompanying consolidated financial statements include the accounts of Quality Dining, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the forty- week period ended August 4, 1996 are not necessarily indicative of the results that may be expected for the 52-week year ending October 27, 1996.

These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended October 29, 1995 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 3:  Acquisitions.

On June 7, 1996, the Company acquired all of the issued and outstanding shares of common stock of Bruegger's Corporation, the nation's largest chain of bagel bakeries. Pursuant to the terms of the acquisition and related merger agreement, Bruegger's Corporation became a wholly owned subsidiary of Quality Dining, Inc. The purchase price of Bruegger's Corporation consisted of the issuance of 5,127,121 shares of the Company's common stock, valued at approximately $123.1 million. The Company also issued 117,800 shares of its Series A Convertible Cumulative Preferred Stock, without par value (the "Quality Dining Preferred Stock") in exchange for a like number of issued and outstanding shares (exclusive of those shares held by the Company, which were canceled) of Bruegger's Corporation Class A Cumulative Convertible Preferred Stock, $100 par value per share. Subsequent to the acquisition and through August 4, 1996, 16,650 shares of the Quality Dining Preferred Stock were redeemed for cash at $100 per share and 101,150 shares of the Quality Dining Preferred Stock were converted into an aggregate of 285,531 shares of the Company's common stock. In connection with the merger, the Company had a special pre-tax charge of $8.0 million during the quarter ended August 4, 1996 associated with restructuring and integration costs related to the merger.




                          QUALITY DINING, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             August 4, 1996
                               (Unaudited)

The acquisition was accounted for using the purchase method and the operating results of Bruegger's Corporation have been included in the Company's consolidated financial statements since the acquisition date. The excess of the purchase price over the acquired tangible and intangible net assets of approximately $143.0 million has been allocated to goodwill and is being amortized on a straight-line basis over 40 years.

On December 21, 1995, the Company acquired 42 Grady's American Grill restaurants and all rights to the Grady's American Grill concept from Brinker International, Inc. The Grady's American Grill restaurants are located in 16 states throughout the United States. The purchase price aggregated $75.4 million consisting of $74.4 million in cash and the incurrence of $1 million of liabilities and direct acquisition costs. The cash portion of the purchase price was funded through borrowings under the Company's revolving credit facility.

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

On August 14, 1995, the Company through its wholly owned subsidiary, BRAVOKILO, Inc., acquired all of the issued and outstanding common stock of SHONCO, Inc. and three affiliated companies, certain operating assets of three other affiliated companies and four target reservation agreements from four additional affiliated companies. SHONCO, Inc. and its affiliated companies are referred to collectively as "SHONCO". William R. Schonsheck ("Schonsheck") owned all of the capital stock of all of the SHONCO affiliated group of companies except for two affiliates in which he owned at least a majority of the capital stock, with the balance being owned by five other individuals. SHONCO owned and operated eight Burger King restaurants in the Detroit, Michigan metropolitan area, and had the right to develop four additional Burger King restaurants in the Detroit, Michigan metropolitan area under the target reservation agreements acquired by the Company. In addition, the Company entered into a four-year non-competition agreement with Schonsheck, whereby the Company is obligated to pay Schonsheck $200,000 per year during the four-year term of the agreement. The purchase price of SHONCO, including the non-competition agreement, aggregated $9,561,000 and consisted of $5,051,000 in cash, the issuance of 316,832 shares of the Company's common stock, valued at $4,000,000, and the incurrence of a $510,000 liability under the non-competition agreement (discounted at 8.5%). The cash portion of the purchase price was funded through borrowings under the Company's revolving credit facility. The acquisition was accounted for using the purchase method and the operating results of SHONCO have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the purchase price over the acquired tangible and intangible net assets of approximately


                          QUALITY DINING, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             August 4, 1996
                               (Unaudited)


$7.7 million has been allocated to franchise rights and is being amortized on a straight-line basis over 20 years.

The following unaudited pro forma results for the forty weeks ended August 4, 1996 were developed assuming Bruegger's and Grady's American Grill restaurants had been acquired on October 30, 1995. SHONCO is included in the Company's fiscal 1996 results for the entire forty weeks. The unaudited pro forma results for the forty weeks ended August 6, 1995 were developed assuming Bruegger's, Grady's American Grill restaurants and SHONCO had been acquired on October 31, 1994. For both periods, the unaudited pro forma results are after giving effect to certain adjustments, including interest expense, depreciation of property and equipment and amortization of acquired intangible assets:

                                 Pro forma               Pro forma
                               40 weeks ended          40 weeks ended
                               August 4, 1996           August 6, 1995
                               --------------           -------------
                               (in  thousands, except per share data)

    Total revenues               $200,821                  $178,001
    Net income (loss)              (8,022)                      673
    Net income (loss) per share      (.57)                      .06


The unaudited pro forma results shown above are not necessarily indicative of the consolidated results that would have occurred had the acquisitions taken place at the beginning of the respective periods nor are they necessarily indicative of the results that may occur in the future.

Note 4:  Commitments.

As   of   August  4,  1996,  the  Company  had  commitments  aggregating approximately $3.8 million for the acquisition and construction of new restaurants.

Note 5:  Long-Term Debt.

On April 26, 1996, the Company amended its revolving credit agreement with Texas Commerce Bank, as agent for a group of seven banks, providing for borrowings of up to $150 million with interest payable monthly at the adjusted LIBOR rate plus 1.5%. The revolving credit agreement expires on April 26, 1999 and is unsecured.

The revolving credit agreement contains, among other provisions, certain restrictive covenants including maintenance of minimum levels of tangible net worth, as defined, limitations on the incurrence of additional indebtedness and annual limitations on the payment of cash dividends on, or the purchase or redemption of, any shares of the Company's capital stock in aggregate amounts exceeding 40% of the Company's net income for the immediately preceeding fiscal year.





                          QUALITY DINING, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Concluded
                             August 4, 1996
                               (Unaudited)


Note 6:  Contingencies.

On November 10, 1994, the Company acquired all of the outstanding stock of Grayling Corporation, Grayling Management Corporation, Chili's of Mt. Laurel, Inc., and Chili's of Christiana, Inc. (collectively, "Grayling"). Prior to entering into negotiations with the Company, Grayling and its principal shareholder, T. Garrick Steele ("Steele"), had entered into an agreement (the "Asset Agreement") to sell substantially all of Grayling's assets to a third party, KK&G Enterprises, Inc. ("KK&G"). The Asset Agreement was terminated by Grayling and was not consummated. On September 27, 1994, KK&G filed suit in the Court of Common Pleas, Philadelphia County, Pennsylvania, against Grayling and Steele seeking damages and specific performance of the Asset Agreement. Steele is obligated to continue to defend the lawsuit and indemnify the Company and Grayling against any loss or damages resulting from the lawsuit. Management does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations. In making such assessment, management considered the financial ability of Steele to defend the lawsuit and indemnify the Company against any loss or damages resulting from the lawsuit.


Item  2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

GENERAL

The Company has a 52/53-week fiscal year ending on the last Sunday in October of each year. The first quarter of the Company's fiscal year consists of 16 weeks with all subsequent quarters being 12 weeks in duration. The current fiscal year ends October 27, 1996.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages which certain items of revenue and expense bear to total revenues, except where otherwise noted. Percentages may not add due to rounding.

                                 Twelve Weeks Ended       Forty Weeks Ended
                                 August 4,  August6,    August 4,  August 6,
                                  1996       1995         1996       1995
                                 --------   -------     --------   --------
Revenues:
  Restaurant sales                 95.7%     100.0%       98.4%     100.0%
  Franchise related revenue         4.3        -           1.6        -
                                  -----      -----       -----      -----
    Total revenues                100.0      100.0       100.0      100.0
                                  -----      -----       -----      -----
Operating expenses:
  Restaurant operating expenses (as % of restaurant sales)
    Food and beverage              30.5       29.7        31.1       29.7
    Payroll and benefits           28.8       25.7        28.3       25.9
    Depreciation and amortization   5.0        4.7         4.8        4.7
    Other operating expenses       23.4       21.7        22.6       22.7
                                  -----      -----       -----      -----
    Total restaurant
     operating expenses            87.7       81.8        86.8       83.0

  General and administrative
    expenses                        6.1        5.0         5.2        5.8
  Amortization of intangibles       1.3         .5          .8         .6
  Restructuring and integration
    costs                          12.6         -          5.8         -
                                  -----      -----       -----      -----
    Total operating expenses      103.9       87.3        97.2       89.4
                                  -----      -----       -----      -----
Operating income (loss)            (3.9)      12.7         2.8       10.6
                                  -----      -----       -----      -----
Other income (expense):
  Interest expense                 (2.9)      (2.9)       (2.9)      (2.7)
  Gain on sale of property
    and equipment                    -         1.5          -         .05
  Interest income                    .1         .1          .1         .1
  Other expense, net                  -          -          -         (.1)
                                  -----      -----       -----      -----
    Total other expense, net       (2.8)      (1.3)       (2.8)      (2.2)
                                  -----      -----       -----      -----
Income (loss) before
  income taxes                     (6.7)      11.4          -         8.4

Income taxes (credit)              (2.1)       4.2          .1        3.1
                                  -----      -----       -----      -----
Net income (loss)                  (4.6)%      7.2%        (.1)%      5.3%
                                  =====      =====       =====      =====








Restaurant sales for the third quarter of fiscal 1996 were $60.9 million, an increase of 137.4% over restaurant sales of $25.6 million for the comparable period in fiscal 1995. The increase was primarily attributable to sales generated by Company restaurants operating in the third quarter of fiscal 1996 that were not operating during the third quarter of fiscal 1995. During the third quarter of fiscal 1996, the Company's Grady's American Grill and Bruegger's Bagel Bakery restaurants contributed $30.0 million in increased sales, or 85.2% of the total sales increase of $35.2 million. Comparable restaurant sales (measured by comparing company-owned units open for the entire current period and the entire corresponding period in the prior year) were positive 2.4% for Bruegger's Bagel Bakeries, positive 2.3% for Burger King, positive 6.8% for Spageddies Italian Kitchen and negative 6.1% for Chili's Grill & Bar.

Total revenues for the Company were $63.6 million for the third quarter of the 1996 fiscal year, an increase of 148.1% over $25.6 million for the comparable period in fiscal 1995. Total revenues for the Company includes franchise related revenues from Bruegger's Corporation. Franchise related revenues include royalties on franchised restaurant sales, franchise and development fees and other miscellaneous fees from franchised operations.

Restaurant sales for the first forty weeks of the 1996 fiscal year increased 118.2% to $169.9 million versus $77.9 million for the same period in fiscal 1995. The increase was primarily due to sales generated by Company restaurants operating during the first forty weeks of fiscal 1996 that were not operating during the corresponding period of fiscal 1995. Comparable restaurant sales for the period were positive .9% for the Bruegger's Bagel Bakeries, positive .5% for Burger King and negative 1.1% for Chili's Grill & Bar.

Total revenues for the Company were $172.6 million for the first forty weeks of the 1996 fiscal year, an increase of 121.6% from the comparable period in fiscal 1995.

As a percentage of restaurant sales, total restaurant operating expenses increased to 87.7% in the third quarter of fiscal 1996 from 81.8% in the third quarter of fiscal 1995. For the forty weeks ended August 4, 1996, total restaurant operating expenses, as a percentage of restaurant sales, increased to 86.8% from 83.0% in the same period of fiscal 1995. Contributing to the increase in restaurant operating expenses for the quarter and the forty weeks were higher food and beverage costs and higher payroll and benefits expense. These increases were primarily the result of the higher costs associated with the Grady's American Grill units which were acquired in the first quarter of fiscal 1996.

General and administrative expenses, as a percentage of total revenues, were 6.1% in the third quarter of fiscal 1996 versus 5.0% in the comparable period of fiscal 1995. The increase was primarily due to increased expenses in connection with the merger with Bruegger's Corporation. For the forty weeks ended August 4, 1996, general and administrative expenses, as a percentage of total revenues, decreased to 5.2% from 5.8% in the comparable period of fiscal 1995. The decrease was due to the beneficial leverage derived from increased sales at the Company's new and acquired restaurants.

Amortization of intangibles, as a percentage of total revenues, increased to 1.3% for the third quarter of fiscal 1996 compared to 0.5% for the same period in fiscal 1995. For the first forty weeks of fiscal 1996, amortization of intangibles, as a percentage of total revenues, increased to 0.8% compared to 0.6% for the same period in fiscal 1995. The increase for the quarter and the forty weeks was primarily due to the amortization of intangible assets relating to the acquisitions of Bruegger's Corporation and Grady's American Grill.




During the third quarter of fiscal 1996, the Company recorded a special pre-tax charge of $8.0 million for restructuring and integration costs related to the merger with Bruegger's Corporation. Total pre-tax restructuring and integration costs for the forty weeks ended August 4, 1996 include the $8.0 million charge for the Bruegger's merger and $1.9 million for restructuring and integration costs related to the acquisitions of Grady's American Grill Restaurants and Spageddies Italian Kitchen.

Total other expenses, as a percentage of total revenues, increased to 2.8% for the third quarter of fiscal 1996 as compared to 1.3% during the comparable period in fiscal 1995. For the first forty weeks of fiscal 1996, total other expenses increased to 2.8% of total revenues versus 2.2% for the same period in fiscal 1995. The increase for the third quarter and the first forty weeks of fiscal 1996 was primarily due to higher interest costs arising from borrowings under the Company's revolving credit facility to fund acquisitions and new restaurant openings.

For the third quarter of fiscal 1996, the Company reported a net loss of $2.9 million compared to net income of $1.8 million for the third quarter of fiscal 1995. For the forty weeks ended August 4, 1996, the Company reported a net loss of $0.2 million as compared to net income of $4.1 million for the comparable period in fiscal 1995. The decrease in net income for the quarter and the forty weeks ended August 4, 1996 was due to the special pre-tax charges previously discussed.



LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $5.8 million at August 4 1996, an increase of 0.2 million for the forty weeks ended August 4, 1996. Principal sources of funds consisted of: (i) those provided by operations ($15.7 million); (ii) net proceeds from the Company's revolving credit facility ($37.3 million) and (iii) those provided by the issuance of common stock ($59.7 million). The primary uses of funds consisted of: (i) expenditures associated with new restaurant development ($30.2 million); (ii) expenditures associated with the acquisitions of businesses ($73.6 million); (iii) increase in note receivable ($3.8 million) and (iv) franchise, development and preopening costs ($2.2 million).

Cash flow generated from new and existing restaurant operations provides the Company with a significant source of liquidity. During the forty weeks ended August 4, 1996, approximately 52.1% of the funds required to construct new restaurants and purchase other equipment was generated by operating activities. The remainder of the Company's capital requirements were provided by proceeds from the issuance of common stock and borrowings under the Company's revolving credit facility. On April
26, 1996, the Company amended its existing revolving credit facility with Texas Commerce Bank, as agent for a group of seven banks. The facility, as amended, provides for borrowings up to a maximum of $150 million, with interest payable at the adjusted LIBOR rate plus 1.5%. The loan agreement expires on April 26, 1999 and is unsecured. As of August 4, 1996, there was $60.9 million outstanding under this revolving credit facility. The loan agreement allows for further indebtedness of up to $5 million in addition to the $150 million currently available.

The Company's primary cash requirements for the remainder of fiscal 1996 will be to finance capital expenditures in connection with the opening of new restaurants, improvements to the Company's management information reporting systems and for general working capital purposes. Capital expenditures for fiscal 1996, including the effects of the merger with Bruegger's Corporation, are projected to be approximately $35 to $40 million, of which $30.2 million has been expended through the third quarter of fiscal 1996. During the first forty weeks of fiscal 1996, Quality Dining opened or acquired 68 new Bruegger's Bagel Bakeries, 42 Grady's American Grill restaurants, four new Burger King restaurants and three new Chili's Grill & Bar restaurants.




The Company's growth plans for all of fiscal 1996, including the effects of the merger with Bruegger's Corporation, include 55 to 60 new Bruegger's Bagel Bakeries, four Burger King restaurants, four to five Chili's restaurants and one Spageddies Italian Kitchen restaurant. Except for the Bruegger's locations, the Company expects to own real estate for the majority of these sites. The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new restaurants opened and the land acquisition costs associated with such restaurants. The Company anticipates that its cash flow from operations, together with amounts available under its amended revolving credit agreement, will be sufficient to fund its planned expansion and other operating cash requirements through at least fiscal year 1997.


                       PART II - OTHER INFORMATION


Item 2. Changes in Securities

         In   connection   with   the   June   7,   1996   merger   with
         Bruegger'sCorporation,the Company amended its Articles of Incorporation to create Series A Convertible Cumulative Preferred Stock, without par value (the "Series A Preferred Stock"), as the first series of the Company's preferred stock. Holders of Series A Preferred Stock were entitled to preferentialcumulative dividends and were entitled to one vote per share (voting in a single  class with the holders of common stock) on all  matters
         brought before the shareholders of the Company.   All  of  the
         shares of Series A Preferred Stock issued in connection with the merger have either been redeemed for cash or have been converted into shares of the Company's common stock; no shares of Series
         A Preferred Stock remain outstanding.



Item 6. Exhibits and Reports on Form 8-K

  (a)     Exhibits

     A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.


  (b)     Reports on Form 8-K

     1. On May 31, 1996, the Company filed a Current Report on Form 8-K, announcing under Item 5 the approval by the Company's shareholders of the merger with Bruegger's Corporation.

     2. On June 13, 1996, the Company filed a Current Report on Form 8-K, announcing under Item 2 the consummation of the merger with Bruegger's Corporation and filing under Item 7 the unaudited consolidated financial statements of Bruegger's Corporation for the quarter ended March 19, 1996.


























                               Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           Quality Dining, Inc.
                                           (Registrant)


Date:   September  17, 1996                 By:  /s/Michael  G. Sosinski
                                                    Chief Financial Officer















































                            INDEX TO EXHIBITS


  Exhibit
    No.                          Description
  -------                        -----------

   3-B                           By-Laws of Registrant, as amended to date.

   27                            Financial Data Schedule














































EXHIBIT 3-B
                                 BY-LAWS

                               OF

                      QUALITY DINING, INC.

         (As last amended effective September 10, 1996
              to amend Sections 3.4 through 3.12)



                           ARTICLE I

                    Meetings of Shareholders

          Section 1.1. Annual Meetings. Annual meetings of the shareholders of the Corporation shall be held on the first Monday of March of each year commencing in March, 1995, at such hour and at such place within or without the State of Indiana as shall be designated by the Board of Directors. In the absence of designation, the meeting shall be held at the principal office of the Corporation at 11:00 a.m. (local time). The Board of Directors may, by resolution, change the date or time of such annual meeting. If the day fixed for any annual meeting of shareholders shall fall on a legal holiday, then such annual meeting shall be held on the first following day that is not a legal holiday.

          Section 1.2. Special Meetings. Special meetings of the shareholders of the Corporation may be called at any time by the Board of Directors or the Chairman of the Board and shall be called by the Board of Directors if the Secretary receives written, dated and signed demands for a special meeting, describing in reasonable detail the purpose or purposes for which it is to be held, from the holders of shares representing at least twenty-five percent (25%) of all votes entitled to be cast on any issue proposed to be considered at the proposed special meeting; provided, however, that any such demand(s) delivered to the Secretary at any time at which the Corporation has more than 50 shareholders must be properly delivered by the holders of shares representing at least 80% of all the votes entitled to be cast on any issue proposed to be considered at the proposed special meeting. If the Secretary receives one (1) or more proper written demands for a special meeting of shareholders, the Board of Directors may set a record date for determining shareholders entitled to make such demand. The Board of Directors or the Chairman of the Board, as the case may be, calling a special meeting of shareholders shall set the date, time and place of such meeting, which may be held within or without the State of Indiana.

          Section 1.3. Notices. A written notice, stating the date, time, and place of any meeting of the shareholders, and, in the case of a special meeting, the purpose or purposes for which such meeting is called, shall be delivered or mailed by the Secretary of the Corporation, to each shareholder of record of the Corporation entitled to notice of or to vote at such meeting no fewer than ten (10) nor more than sixty (60) days before the date of the meeting. In the event of a special meeting of shareholders required to be called as the result of a demand therefor made by shareholders, such notice shall be given no later than the sixtieth (60th) day after the Corporation's receipt of the demand requiring the meeting to be called. Notice of shareholders' meetings, if mailed, shall be mailed, postage prepaid, to each shareholder at his address shown in the Corporation's current record of shareholders.

          Notice of a meeting of shareholders shall be given to shareholders not entitled to vote, but only if a purpose for the meeting is to vote on any amendment to the Corporation's Restated Articles of Incorporation, merger, or share exchange to which the Corporation would be a party, sale of the Corporation's assets, dissolution of the Corporation, or consideration of voting rights to be accorded to shares acquired or to be acquired in a "control share acquisition" (as such term is defined in the Indiana Business Corporation Law). Except as required by the foregoing sentence or as otherwise required by the Indiana Business Corporation Law or the Corporation's Restated Articles of Incorporation, notice of a meeting of shareholders is required to be given only to shareholders entitled to vote at the meeting.

          A shareholder or his proxy may at any time waive notice of a meeting if the waiver is in writing and is delivered to the Corporation for inclusion in the minutes or filing with the Corporation's records. A shareholder's attendance at a meeting, whether in person or by proxy,
(a)  waives  objection  to  lack of notice or defective  notice  of  the meeting,  unless  the shareholder or his proxy at the beginning  of  the meeting objects to holding the meeting or transacting business at the meeting, and (b) waives objection to consideration of a particular matter at the meeting that is not within the purpose or purposes described in the meeting notice, unless the shareholder or his proxy objects to considering the matter when it is presented. Each shareholder who has, in the manner above provided, waived notice or objection to notice of a shareholders' meeting shall be conclusively presumed to have been given due notice of such meeting, including the purpose or purposes thereof.

          If an annual or special shareholders' meeting is adjourned to a different date, time, or place, notice need not be given of the new date, time, or place if the new date, time, or place is announced at the meeting before adjournment, unless a new record date is or must be established for the adjourned meeting.

          Section 1.4. Voting. Except as otherwise provided by the Indiana Business Corporation Law or the Corporation's Restated Articles of Incorporation, each share of the capital stock of any class of the Corporation that is outstanding at the record date established for any annual or special meeting of shareholders and is outstanding at the time of and represented in person or by proxy at the annual or special meeting, shall entitle the record holder thereof, or his proxy, to one (1) vote on each matter voted on at the meeting.

          Section 1.5. Quorum. Unless the Corporation's Restated Articles of Incorporation or the Indiana Business Corporation Law provide otherwise, at all meetings of shareholders, a majority of the votes entitled to be cast on a matter, represented in person or by proxy, constitutes a quorum for action on the matter. Action may be taken at a shareholders' meeting only on matters with respect to which a quorum exists; provided, however, that any meeting of shareholders, including annual and special meetings and any adjournments thereof, may be adjourned to a later date although less than a quorum is present. Once a share is represented for any purpose at a meeting, it is deemed present for quorum purposes for the remainder of the meeting and for any adjournment of that meeting unless a new record date is or must be set for that adjourned meeting.

          Section 1.6. Vote Required To Take Action. If a quorum exists as to a matter to be considered at a meeting of shareholders, action on such matter (other than the election of Directors) is approved if the votes properly cast favoring the action exceed the votes properly cast opposing the action, except as the Corporation's Restated Articles of Incorporation or the Indiana Business Corporation Law require a greater number of affirmative votes. Directors shall be elected by a plurality of the votes properly cast.

          Section 1.7. Record Date. Only such persons shall be entitled to notice of or to vote, in person or by proxy, at any shareholders' meeting as shall appear as shareholders upon the books of the Corporation as of such record date as the Board of Directors shall determine, which date may not be earlier than the date seventy (70) days immediately preceding the meeting. In the absence of such determination, the record date shall be the fiftieth (50th) day immediately preceding the date of such meeting. Unless otherwise provided by the Board of Directors, shareholders shall be determined as of the close of business on the record date.

          Section 1.8. Proxies. A shareholder may vote his shares either in person or by proxy. A shareholder may appoint a proxy to vote or otherwise act for the shareholder (including authorizing the proxy to receive, or to waive, notice of any shareholders' meeting within the effective period of such proxy) by signing an appointment form, either personally or by the shareholders' attorney-in-fact. An appointment of a proxy is effective when received by the Secretary or other officer or agent authorized to tabulate votes and is effective for eleven (11) months unless a longer period is expressly provided in the appointment form. The proxy's authority may be limited to a particular meeting or may be general and authorize the proxy to represent the shareholder at any meeting of shareholders held within the time provided in the appointment form. Subject to the Indiana Business Corporation Law and to any express limitation on the proxy's authority appearing on the face of the appointment form, the Corporation is entitled to accept the proxy's vote or other action as that of the shareholder making the appointment.

          Section 1.9. Removal of Directors. Any or all of the members of the Board of Directors may be removed, for good cause, only at a meeting of the shareholders called expressly for that purpose, by a vote of the holders of outstanding shares representing at least sixty-six and two-thirds percent (66-2/3%) of the votes then entitled to be cast at an election of Directors. Directors may not be removed in the absence of good cause.

          Section 1.10. Written Consents. Any action required or permitted to be taken at a shareholders' meeting may be taken without a meeting if the action is taken by all the shareholders entitled to vote on the action. The action must be evidenced by one (1) or more written consents describing the action taken, signed by all the shareholders entitled to vote on the action, and delivered to the Corporation for inclusion in the minutes or filing with the corporate records. Action taken under this Section 1.10 is effective when the last shareholder signs the consent, unless the consent specifies a different prior or subsequent effective date, in which case the action is effective on or as of the specified date. Such consent shall have the same effect as a unanimous vote of all shareholders and may be described as such in any document.

          Section 1.11. Participation by Conference Telephone. The Chairman of the Board or the Board of Directors may permit any or all shareholders to participate in an annual or special meeting of shareholders by, or through the use of, any means of communication, such as conference telephone, by which all shareholders participating may simultaneously hear each other during the meeting. A shareholder participating in a meeting by such means shall be deemed to be present in person at the meeting.


                           ARTICLE II

                           Directors

          Section 2.1. Number and Terms. The business and affairs of the Corporation shall be managed under the direction of a Board of Directors consisting of eleven (11) directors.

          The Directors shall be divided into three (3) groups, with each group consisting of one-third (1/3) of the total Directors, as near as may be, with the term of office of the first group to expire at the annual meeting of shareholders in 1995, the term of office of the second group to expire at the annual meeting of shareholders in 1996, and the term of office of the third group to expire at the annual meeting of shareholders in 1997; and at each annual meeting of shareholders, the Directors chosen to succeed those whose terms then expire shall be identified as being of the same group as the Directors they succeed and shall be elected for a term expiring at the third succeeding annual meeting of shareholders.

          Despite the expiration of a Director's term, the Director shall continue to serve until his successor is elected and qualified, or until the earlier of his death, resignation, disqualification or removal, or until there is a decrease in the number of Directors. Any vacancy occurring in the Board of Directors, from whatever cause arising, shall be filled by selection of a successor by a majority vote of the remaining members of the Board of Directors (although less than a quorum); provided, however, that if such vacancy or vacancies leave the Board of Directors with no members or if the remaining members of the Board are unable to agree upon a successor or determine not to select a successor, such vacancy may be filled by a vote of the shareholders at a special meeting called for that purpose or at the next annual meeting of shareholders. The term of a Director elected or selected to fill a vacancy shall expire at the end of the term for which such Director's predecessor was elected, or if the vacancy arises because of an increase in the size of Board of Directors, at the end of the term specified at the time of election or selection.

          The Directors and each of them shall have no authority to bind the Corporation except when acting as a Board.

          Section  2.2.   Quorum and Vote Required To  Take  Action.   A
majority of the whole Board of Directors shall be necessary to constitute a quorum for the transaction of any business, except the filling of vacancies. If a quorum is present when a vote is taken, the affirmative vote of a majority of the Directors present shall be the act of the Board of Directors, unless the act of a greater number is required by the Indiana Business Corporation Law, the Corporation's Restated Articles of Incorporation or these By-Laws.

          Section 2.3. Annual and Regular Meetings. The Board of Directors shall meet annually, without notice, immediately following the annual meeting of the shareholders, for the purpose of transacting such business as properly may come before the meeting. Other regular meetings of the Board of Directors, in addition to said annual meeting, shall be held on such dates, at such times and at such places as shall be fixed by resolution adopted by the Board of Directors and specified in a notice of each such regular meeting, or otherwise communicated to the Directors. The Board of Directors may at any time alter the date for the next regular meeting of the Board of Directors.

          Section 2.4. Special Meetings. Special meetings of the Board of Directors may be called by any member of the Board of Directors upon not less than twenty-four (24) hours' notice given to each Director of the date, time, and place of the meeting, which notice need not specify the purpose or purposes of the special meeting. Such notice may be communicated in person (either in writing or orally), by telephone, telegraph, teletype, or other form of wire or wireless communication, or by mail, and shall be effective at the earlier of the time of its receipt or, if mailed, five (5) days after its mailing. Notice of any meeting of the Board may be waived in writing at any time if the waiver is signed by the Director entitled to the notice and is filed with the minutes or corporate records. A Director's attendance at or participation in a meeting waives any required notice to the Director of the meeting, unless the Director at the beginning of the meeting (or promptly upon the Director's arrival) objects to holding the meeting or transacting business at the meeting and does not thereafter vote for or assent to action taken at the meeting.

          Section 2.5. Written Consents. Any action required or permitted to be taken at any meeting of the Board of Directors may be taken without a meeting if the action is taken by all members of the Board. The action must be evidenced by one (1) or more written consents describing the action taken, signed by each Director, and included in the minutes or filed with the corporate records reflecting the action taken. Action taken under this Section 2.5 is effective when the last Director signs the consent, unless the consent specifies a different prior or subsequent effective date, in which cases the action is effective on or as of the specified date. A consent signed under this
Section 2.5 shall have the same effect as a unanimous vote of all members of the Board and may be described as such in any document.

          Section 2.6. Participation by Conference Telephone. The Board of Directors may permit any or all Directors to participate in a regular or special meeting by, or through the use of, any means of communication, such as conference telephone, by which all Directors participating may simultaneously hear each other during the meeting. A Director participating in a meeting by such means shall be deemed to be present in person at the meeting.
          Section 2.7. Executive Committee. The Board of Directors shall appoint up to six (6) members to an Executive Committee. The Executive Committee shall, subject to the restrictions of Section 2.9, be authorized to exercise the authority of the full Board of Directors at any times other than during regular or special meetings of the Board of Directors. All actions taken by the Executive Committee shall be reported at the first regular meeting of the Board of Directors following such actions. Members of the Executive Committee shall serve at the pleasure of the Board of Directors.

          Section 2.8. Other Committees. (a) The Board of Directors may create one (1) or more committees in addition to the Executive Committee and appoint members of the Board of Directors to serve on them, by resolution of the Board of Directors adopted by a majority of all the Directors in office when the resolution is adopted. The committee may exercise the authority of the Board of Directors to the extent specified in the resolution. Each committee may have one (1) or more members, and all the members of such committee shall serve at the pleasure of the Board of Directors.

          Section  2.9.  Limitations on Committees; Notice,  Quorum  and
Voting.

          (a) Neither the Executive Committee nor any other committee hereafter established may:

     (1) authorize dividends or other distributions, except a committee may authorize or approve a reacquisition of shares if done according to a formula or method prescribed by the Board of Directors;

     (2)  approve  or  propose  to  shareholders  action  that   is
          required to be approved by shareholders;

     (3) fill vacancies on the Board of Directors or on any of its committees;

     (4) except as permitted under Section 2.9(a)(7) below, amend the Corporation's Restated Articles of Incorporation under IC 23-1-38-2;

     (5) adopt, amend, repeal, or waive provisions of these By-Laws;

     (6) approve a plan of merger not requiring shareholder approval; or

     (7) authorize or approve the issuance or sale or a contract for sale of shares, or determine the designation and relative rights, preferences, and limitations of a class or series of shares, except the Board of Directors may authorize a committee (or an executive officer of the Corporation designated by the Board of Directors) to take the action described in this Section 2.9(a)(7) within limits prescribed by the Board of Directors.

          (b) Except to the extent inconsistent with the resolutions creating a committee, Sections 2.1 through 2.6 of these By-Laws, which govern meetings, action without meetings, notice and waiver of notice, quorum and voting requirements and telephone participation in meetings of the Board of Directors, apply to each committee and its members as well.


                          ARTICLE III

                            Officers

          Section 3.1. Designation, Selection and Terms. The officers of the Corporation shall consist of the Chairman of the Board, the President, the Chief Financial Officer, the Treasurer and the Secretary. The Board of Directors may also elect Vice Presidents, Assistant Secretaries and Assistant Treasurers, and such other officers or assistant officers as it may from time to time determine by resolution creating the office and defining the duties thereof. In addition, the Chairman of the Board or the President may, by a certificate of appointment creating the office and defining the duties thereof delivered to the Secretary for inclusion with the corporate records, from time to time create and appoint such assistant officers as they deem desirable. The officers of the Corporation shall be elected by the Board of Directors (or appointed by the Chairman of the Board or the
President as provided above) and need not be selected from among the members of the Board of Directors, except for the Chairman of the Board and the President who shall be members of the Board of Directors. Any two (2) or more offices may be held by the same person. All officers shall serve at the pleasure of the Board of Directors and, with respect to officers appointed by the Chairman of the Board or the President, also at the pleasure of such officers. The election or appointment of an officer does not itself create contract rights.

          Section 3.2. Removal. The Board of Directors may remove any officer at any time with or without cause. An officer appointed by the Chairman of the Board or the President may also be removed at any time, with or without cause, by either of such officers. Vacancies in such offices, however occurring, may be filled by the Board of Directors at any meeting of the Board of Directors (or by appointment by the Chairman of the Board or the President, to the extent provided in Section 3.1 of these By-Laws).

          Section 3.3. Chairman of the Board. The Chairman of the Board shall be the chief executive and principal policymaking officer of the Corporation. Subject to the authority of the Board of Directors, he shall formulate the major policies to be pursued in the administration of the Corporation's affairs. He shall study and make reports and recommendations to the Board of Directors with respect to major problems and activities of the Corporation and shall see that the established policies are placed into effect and carried out under the direction of the President. The Chairman of the Board shall, if present, preside at all meetings of the shareholders and of the Board of Directors.

          Section 3.4. Co-Chairman of the Board. The Co-Chairman of the Board shall not be an officer of the Corporation, but shall have such power and perform such duties as the Board of Directors or the Chairman of the Board may, from time to time, prescribe. In the absence of the Chairman of the Board, or at the request of the Chairman of the Board, the Co-Chairman of the Board shall preside at meetings of the shareholders and of the Board of Directors.

          Section  3.5.   President.   Subject  to  the  provisions   of
Section 3.3, the President shall be the chief operating officer of the Corporation, shall exercise the powers and perform the duties which ordinarily appertain to that office and shall manage and operate the business and affairs of the Corporation in conformity with the policies established by the Board of Directors and by the Chairman of the Board, or as may be provided for in these By-Laws. In connection with the performance of his duties, he shall keep the Chairman of the Board fully informed as to all phases of the Corporation's activities. In the absence of the Chairman of the Board, the President shall preside at meetings of the shareholders and of the Board of Directors.

          Section 3.6. Chief Financial Officer. The Chief Financial Officer shall be the chief financial officer of the Corporation and shall perform all of the duties customary to that office. He shall be responsible for all of the Corporation's financial affairs, subject to the supervision and direction of the Chairman of the Board and the President, and shall have and perform such further powers and duties as the Board of Directors may, from time to time, prescribe and as the Chairman of the Board or the President may, from time to time, delegate to him.

          Section 3.7. Vice Presidents. Each Vice President shall have such powers and perform such duties as the Board of Directors may, from time to time, prescribe and as the Chairman of the Board or the President may, from time to time, delegate to him.

          Section 3.8. Treasurer. The Treasurer shall perform all of the duties customary to that office, shall be the chief accounting officer of the Corporation and shall be responsible for maintaining the Corporation's accounting books and records and preparing its financial statements, subject to the supervision and direction of the Chief Financial Officer and other superior officers within the Corporation. He shall also be responsible for causing the Corporation to furnish financial statements to its shareholders pursuant to IC 23-1-53-1.

          Section 3.9. Assistant Treasurer. In the absence or inability of the Treasurer, the Assistant Treasurer, if any, shall perform only such duties as are specifically assigned to him, in writing, by the Board of Directors, the Chairman of the Board, the President, the Chief Financial Officer, or the Treasurer.

          Section 3.10. Secretary. The Secretary shall be the custodian of the books, papers, and records of the Corporation and of its corporate seal, if any, and shall be responsible for seeing that the Corporation maintains the records required by IC 23-1-52-1 (other than accounting records) and that the Corporation files with the Indiana Secretary of State the annual report required by IC 23-1-53-3. The Secretary shall be responsible for preparing minutes of the meetings of the shareholders and of the Board of Directors and for authenticating records of the Corporation, and he shall perform all of the other duties usual in the office of Secretary of a corporation.

          Section 3.11. Assistant Secretary. In the absence or inability of the Secretary, the Assistant Secretary, if any, shall perform only such duties as are provided herein or specifically assigned to him, in writing, by the Board of Directors, the Chairman of the Board, the President, or the Secretary.

          Section 3.12. Salary. The Board of Directors may, at its discretion, from time to time, fix the salary of any officer by resolution included in the minute book of the Corporation.


                           ARTICLE IV

                             Checks

          All checks, drafts, or other orders for payment of money shall be signed in the name of the Corporation by such officers or persons as shall be designated from time to time by resolution adopted by the Board of Directors and included in the minute book of the Corporation; and in the absence of such designation, such checks, drafts, or other orders for payment shall be signed by the Chairman, the President, the Vice President-Finance or the Treasurer.


                           ARTICLE V

                             Loans

          Such of the officers of the Corporation as shall be designated from time to time by resolution adopted by the Board of Directors and included in the minute book of the Corporation shall have the power, with such limitations thereon as may be fixed by the Board of Directors, to borrow money in the Corporation's behalf, to establish credit, to discount bills and papers, to pledge collateral, and to execute such notes, bonds, debentures, or other evidences of indebtedness, and such mortgages, trust indentures, and other instruments in connection therewith, as may be authorized from time to time by such Board of Directors.


                           ARTICLE VI

                     Execution of Documents

          The Chairman of the Board, the President or any other officer authorized by the Board of Directors may, in the Corporation's name, sign all deeds, leases, contracts, or similar documents unless otherwise directed by the Board of Directors or otherwise provided herein or in the Corporation's Restated Articles of Incorporation, or as otherwise required by law.


                          ARTICLE VII

                             Stock

          Section 7.1. Execution. Certificates for shares of the capital stock of the Corporation shall be signed by the Chairman of the Board or the President and by the Secretary and the seal of the Corporation (or a facsimile thereof), if any, may be thereto affixed. Where any such certificate is also signed by a transfer agent or a registrar, or both, the signatures of the officers of the Corporation may be facsimiles. The Corporation may issue and deliver any such certificate notwithstanding that any such officer who shall have signed, or whose facsimile signature shall have been imprinted on, such certificate shall have ceased to be such officer.

          Section 7.2. Contents. Each certificate issued after the adoption of these By-Laws shall state on its face the name of the Corporation and that it is organized under the laws of the State of Indiana, the name of the person to whom it is issued, and the number and class of shares and the designation of the series, if any, the certificate represents, and shall state conspicuously on its front or back that the Corporation will furnish the shareholder, upon his written request and without charge, a summary of the designations, relative rights, preferences, and limitations applicable to each class and the variations in rights, preferences, and limitations determined for each series (and the authority of the Board of Directors to determine variations for future series).

          Section 7.3. Transfers. Except as otherwise provided by law or by resolution of the Board of Directors, transfers of shares of the capital stock of the Corporation shall be made only on the books of the Corporation by the holder thereof, in person or by duly authorized attorney, on payment of all taxes thereon and surrender for cancellation of the certificate or certificates for such shares (except as hereinafter provided in the case of loss, destruction, or mutilation of certificates) properly endorsed by the holder thereof or accompanied by the proper evidence of succession, assignment, or authority to transfer, and delivered to the Secretary or an Assistant Secretary.

          Section 7.4. Stock Transfer Records. There shall be entered upon the stock records of the Corporation the number of each certificate issued, the name and address of the registered holder of such certificate, the number, kind, and class of shares represented by such certificate, the date of issue, whether the shares are originally issued or transferred, the registered holder from whom transferred, and such other information as is commonly required to be shown by such records. The stock records of the Corporation shall be kept at its principal office, unless the Corporation appoints a transfer agent or registrar, in which case the Corporation shall keep at its principal office a complete and accurate shareholders' list giving the names and addresses of all shareholders and the number and class of shares held by each. If a transfer agent is appointed by the Corporation, shareholders shall give written notice of any changes in their addresses from time to time to the transfer agent.

          Section 7.5. Transfer Agents and Registrars. The Board of Directors may appoint one or more transfer agents and one or more registrars and may require each stock certificate to bear the signature of either or both.
          Section 7.6. Loss, Destruction, or Mutilation of Certificates. The holder of any of the capital stock of the Corporation shall immediately notify the Corporation of any loss, destruction, or mutilation of the certificate therefor, and the Board of Directors may, in its discretion, cause to be issued to him a new certificate or certificates of stock, upon the surrender of the mutilated certificate, or, in the case of loss or destruction, upon satisfactory proof of such loss or destruction. The Board of Directors may, in its discretion, require the holder of the lost or destroyed certificate or his legal representative to give the Corporation a bond in such sum and in such form, and with such surety or sureties as it may direct, to indemnify the Corporation, its transfer agents, and registrars, if any, against any claim that may be made against them or any of them with respect to the capital stock represented by the certificate or certificates alleged to have been lost or destroyed, but the Board of Directors may, in its discretion, refuse to issue a new certificate or certificates, save upon the order of a court having jurisdiction in such matters.

          Section 7.7. Form of Certificates. The form of the certificates for shares of the capital stock of the Corporation shall conform to the requirements of Section 7.2 of these By-Laws and be in such printed form as shall from time to time be approved by resolution of the Board of Directors.


                          ARTICLE VIII

                              Seal

          The corporate seal of the Corporation shall, if the Corporation elects to have one, be in the form of a disc, with the name of the Corporation and "INDIANA" on the periphery thereof and the word "SEAL" in the center.


                           ARTICLE IX

                         Miscellaneous

          Section 9.1. Indiana Business Corporation Law. The provisions of the Indiana Business Corporation law, as amended, applicable to all matters relevant to, but not specifically covered by, these By-Laws are hereby, by reference, incorporated in and made a part of these By-Laws.

          Section 9.2. Fiscal Year. The fiscal year of the Corporation shall end on the last Sunday in October of each year.

          Section 9.3. Election to be governed by Indiana Code 23-1-43. Effective upon the registration of the Corporation's common stock under Section 12 of the Securities Exchange Act of 1934, as amended, the Corporation shall be governed by the provisions of IC 23-1-43 regarding business combinations.
          Section 9.4. Control Share Acquisition Statute. The provisions of IC 23-1-42 shall apply to the acquisition of shares of the Corporation.

          Section 9.5. Redemption of Shares Acquired in Control Share Acquisitions. If and whenever the provisions of IC 23-1-42 apply to the Corporation, any or all control shares acquired in a control share acquisition shall be subject to redemption by the Corporation, if either:

          (a) no acquiring person statement has been filed with the Corporation with respect to such control share acquisition in accordance with IC 23-1-42-6, or

          (b) the control shares are not accorded full voting rights by the Corporation's shareholders as provided in IC 23-1-42-9.

A redemption pursuant to Section 9.5(a) may be made at any time during the period ending sixty (60) days after the last acquisition of control shares by the acquiring person. A redemption pursuant to Section 9.5(b) may be made at any time during the period ending two (2) years after the shareholder vote with respect to the granting of voting rights to such control shares. Any redemption pursuant to this Section 9.5 shall be made at the fair value of the control shares and pursuant to such procedures for such redemption as may be set forth in these By-Laws or adopted by resolution of the Board of Directors.

          As used in this Section 9.5, the terms "control shares," "control share acquisition," "acquiring person statement," and "acquiring person" shall have the meanings ascribed to such terms in IC 23-1-42.

          Section 9.6. Amendments. These By-Laws may be rescinded, changed, or amended, and provisions hereof may be waived, at any meeting of the Board of Directors by the affirmative vote of a majority of the entire number of Directors at the time, except as otherwise required by the Corporation's Articles of Incorporation or by the Indiana Business Corporation Law.

          Section 9.7. Definition of Articles of Incorporation. The term "Articles of Incorporation" as used in these By-Laws means the Amended or Restated Articles of Incorporation of the Corporation as from time to time are in effect.