Form 10-K
period 1996-10-27
QUALITY DINING INC
filed 1997-01-24
CIK 917126

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended    OCTOBER 27, 1996
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from _______ to ________

     Commission file number  0-23420

                             QUALITY DINING, INC.
            (Exact name of registrant as specified in its charter)

           INDIANA                                       35-1804902
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


   3820 EDISON LAKES PARKWAY
       MISHAWAKA, INDIANA                                  46545
(Address of principal executive offices)                 (Zip Code)

                                (219) 271-4600
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:

                      COMMON  STOCK, WITHOUT  PAR  VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

                                 $167,877,236

Aggregate market value of the voting stock held by nonaffiliates of the Registrant based on the last sale price for such stock at December 9, 1996 (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are "affiliates").

                                  16,909,609

     Number of shares of Common Stock, without par value, outstanding at January 14, 1997

                      DOCUMENT INCORPORATED BY REFERENCE

Portions of the following document have been incorporated by reference into this Annual Report on Form 10-K

IDENTITY OF DOCUMENT                               PART OF FORM 10-K INTO WHICH
                                                   DOCUMENT IS INCORPORATED

Definitive Proxy Statement for the Annual
Meeting of Shareholders to be held
March 26, 1997                                     PART III

                             QUALITY DINING, INC.
                              Mishawaka, Indiana

              Annual Report to Securities and Exchange Commission
                               October 27, 1996

                                    PART I

ITEM 1.   BUSINESS.

GENERAL

  Quality Dining, Inc. (the "Company") is the owner, operator and franchisor of Bruegger's(R) Bagel Bakery ("Bruegger's"), currently the largest chain of fresh bagel bakeries in the United States. The Company also operates four other distinct restaurant concepts. It owns the Grady's American Grill(R) and Italian Dining concepts and develops and operates Burger King(R) restaurants and Chili's Grill & Bar(TM) ("Chili's"(R)) as a franchisee of Burger King Corporation and Brinker International, Inc. ("Brinker"), respectively. The Company operates its Italian Dining restaurants under the tradenames of Spageddies Italian Kitchen(R) ("Spageddies"(R)) and Papa Vino's Italian Kitchen(TM) ("Papa Vino's"(TM)). As of October 27, 1996, the Company operated and franchised 558 restaurants, including 425 retail bagel bakeries (100 Company-owned and 325 franchised), 42 Grady's American Grill restaurants, five Spageddies, one Papa Vino's, 63 Burger King restaurants and 22 Chili's. The Company's fundamental business strategy is to combine the significant growth potential of Bruegger's with the Company's proven operating skills and the strong cash flow of its other restaurant operations.

  Since its founding in 1981, the Company has grown from a two-unit Burger King franchisee to a leading multi-unit restaurant operator with $237.6 million in total revenues in the fiscal year ended October 27, 1996. The Company has achieved this growth while remaining consistently profitable in each year of its operation. Management attributes the Company's growth and financial success to its affiliation with quality franchisors and franchisees, the operation of well-positioned, value-based concepts, a focus on total customer satisfaction and a hands-on management style. In addition, the Company's strategy of building a critical mass in targeted markets has enabled it to better understand and respond to the needs of its customers and markets, as well as to take advantage of certain operational efficiencies. Management believes that, as a result of these factors, its restaurants appeal to a broad range of customers and generate a high level of customer loyalty.

  On June 7, 1996, the Company acquired Bruegger's Corporation, the owner, operator and franchisor of Bruegger's Bagel Bakeries. Pursuant to the terms of the merger agreement, Bruegger's Corporation became a wholly-owned subsidiary of Quality Dining, Inc.

  On December 21, 1995, the Company acquired the Grady's American Grill restaurant concept and 42 Grady's American Grill restaurants from Brinker (the "Grady's Acquisition"), pursuant to an asset purchase agreement. In connection with the Grady's Acquisition, the Company also purchased all of the outstanding stock of Grady's, Inc., incorporated three new wholly-owned subsidiaries and organized an indirect wholly-owned limited partnership.

  On October 28, 1995, the Company acquired from Brinker all rights to the Spageddies concept in the United States. Brinker retained the international rights to the Spageddies concept.

  On August 14, 1995, the Company acquired all of the capital stock and/or assets of 11 corporations (the "SHONCO Companies") owned or controlled by William R. Schonsheck. The SHONCO Companies operated eight Burger King restaurants in the Detroit, Michigan market and held the right to construct four additional restaurants pursuant to a target reservation agreement with Burger King Corporation.

  On November 10, 1994, the Company acquired all of the outstanding stock of Grayling Corporation, Grayling Management Corporation, Chili's of Mt. Laurel, Inc. and Chili's of Christiana, Inc. (the "Grayling Companies"). The Grayling Companies operated eight Chili's restaurants located in the greater Philadelphia, Pennsylvania market.

  As a result of its acquisitions, the Company has grown significantly in size and broadened the geographic area in which it operates. Any acquisition involves inherent uncertainties, such as the effect on the acquired businesses of integration into a larger organization and the availability of management resources to oversee the operations of the acquired business. The Company's ability to integrate the operations of acquired concepts is essential to its future success. There can be no assurance as to the Company's ability to integrate new businesses nor as to its success in managing the significantly larger operations resulting therefrom.

  In addition, the Company has recorded significant intangible assets in connection with the acquisitions of Bruegger's Corporation, Grady's American Grill, the SHONCO Companies and the Grayling Companies. Applicable accounting standards require the Company to review long-lived assets (such as goodwill and other intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying values of those assets may not be recoverable. In the event that the Company determines that the carrying value of such intangible assets is impaired, it would write-down such carrying value, which would result in a charge to earnings. Any such charge could have a material adverse effect on the Company's financial results.

  The Company is an Indiana corporation, which is the indirect successor to a corporation that commenced operations in 1981. Prior to the consummation of the Company's initial public offering on March 8, 1994 (the "Offering"), the business of the Company was transacted by the Company and eight affiliated corporations. As a result of a reorganization effected prior to the Offering, the Company became a management holding company. The Company, as used herein, means Quality Dining, Inc. and all of its subsidiaries.


BUSINESS STRATEGY

  The Company's objective is to continue to expand its business in a manner focusing on total customer satisfaction, while maximizing the value of the Company for its shareholders. The primary objective is focused on the growth and expansion of the Bruegger's brand through aggressive development and broad-based marketing and sales initiatives. Management believes that the Company has the expertise required to develop the Bruegger's brand and execute an aggressive expansion plan. Since 1981, the Company has grown from a two-unit Burger King franchisee to a leading multi-concept restaurant operator with 558 owned and franchised units at October 27, 1996. Management attributes the Company's growth and financial success to its operating philosophy, which is shared by all of the Company's concepts and is comprised of the following key elements:

  Value-Based Concepts. Value-based restaurant concepts are important to the Company's business strategy. Accordingly, in each of its restaurants, the Company seeks to provide customers with value, which is a product of high-quality menu selections, reasonably priced food, prompt, courteous service and a pleasant dining atmosphere.

  Focus on Customer Satisfaction. Through its comprehensive management training programs and experienced management team, the Company seeks to ensure that its employees provide customers with an enjoyable dining experience on a consistent basis.

  Hands-On Management Style. Members of the Company's senior management are actively involved in the operations of each of the Company's restaurant concepts. This active management approach is a key factor in the Company's efforts to control costs and maximize operating income.

  Quality Franchise Partners. The Company has historically sought franchisors and franchisees with established reputations for leadership in their various segments of the restaurant industry who have proven integrity and share the Company's focus on value, customer service and quality.

  Distinct Management Teams. Each of the Company's concepts is managed by a dedicated, singularly focused management group. The Company strives to allocate proper resources to each concept to ensure operational and financial success within each distinct concept.

  Use of Technology. The Company actively tracks the performance of its business utilizing computer and point-of-sale technology. In addition, the Company's voice and data communications systems provide timely and accurate tracking and reporting.


EXPANSION

  The Company intends to develop the Bruegger's brand through aggressive
expansion.   The Company's primary objective is to establish the Bruegger's brand as a leading, recognized brand in the bagel industry. At the end of fiscal 1996, the Company operated and franchised 425 retail bagel bakeries system-wide (100 Company-owned and 325 franchised). The Company anticipates opening 50 to 100 Company-owned bakeries in fiscal 1997.

  The Company's expansion strategy for Bruegger's is focused on opening bakeries in new markets and enhancing market penetration in existing markets. As of December 31, 1996, the Company had executed development agreements pursuant to which franchisees have paid, or committed to pay, franchise or development fees with respect to 502 bakeries to be opened by the year 2002. Such franchisees must open an aggregate of 802 bakeries by the year 2002 to retain territorial exclusivity. As of December 31, 1996, 136 of these bakeries had been opened by such franchisees. In connection with their commitments, the Company has granted franchisees exclusive development rights to specific markets.

  The Company has incurred significant start-up costs associated with owning Bruegger's Bagel Bakeries and establishing the infrastructure necessary to manage the development of owned bakeries, to institutionalize procedures and systems, and to organize and implement an active franchising program. The Company expects that these costs will continue to be significant as the Company continues to implement its aggressive expansion plans for Bruegger's. In addition, mature Bruegger's units (those open two or more years) typically realize higher sales volumes than new units. Management believes that the aggressive development of Bruegger's will cause the average age of Bruegger's units to decline, which may have an adverse effect on average per unit sales.

  During fiscal 1996, the Company added 88 retail bagel bakeries through internal development and acquisition. The Company also added one new unit in its Italian Dining Division, four new Burger King restaurants, 42 Grady's American Grill restaurants and four additional Chili's restaurants.

  In addition to the 100 Company-owned retail bagel bakeries, at the end of fiscal 1996, the Company operated 42 Grady's American Grill restaurants, five Spageddies, one Papa Vino's, 63 Burger King restaurants and 22 Chili's restaurants. During fiscal 1997, the Company estimates it will add one or two additional Grady's American Grill restaurants, one or two Papa Vino's, three to five Burger King restaurants and three to five Chili's restaurants.

  The Company generally desires to own the real estate on which its Grady's American Grill, Italian Dining, Burger King and Chili's restaurants are located. Since Bruegger's Bagel Bakeries are not typically free-standing facilities, the Company generally will not purchase either the land or the building.

  The actual amount of the Company's total investment to open new restaurants and bakeries depends upon various factors, including prevailing real estate prices and lease rates, raw material costs and construction labor costs in each market in which a new restaurant or bakery is to be opened.

  The Company's ability to manage the significantly larger and more diverse operations resulting from its recent and anticipated growth will be essential to its success. The Company's business historically has focused primarily on the development and operation of Burger King and Chili's restaurants. The Bruegger's, Grady's American Grill and Italian Dining concepts have varying degrees of name recognition. The retail bagel segment represents an emerging quick-service restaurant concept, the long-term appeal and development potential of which have not yet been fully established. Although the Company opened its first Spageddies in 1994, the Company's Italian Dining concept is not yet proven and is still in the developmental stage. In addition, the Company's acquisitions of Bruegger's, Grady's American Grill and Spageddies have caused it to assume many functions performed by the previous owners, requiring increased staffing and expenditures in the areas of advertising and marketing, purchasing, management information systems and others. Moreover, the Company is now a franchisor of the Bruegger's concept, which is a new role for the Company. Accordingly, the Company's development and operation of these restaurant concepts are subject to a wider range of risks than those associated with the development and operation of its Burger King and Chili's restaurants. As a result of the foregoing factors, there can be no assurance that the Company's expansion plans can be achieved, that such expansion will not result in reduced sales at existing Company restaurants located near newly opened restaurants, that the perceived benefits of the acquisitions will be realized or that each of the new restaurant concepts will be operated profitably.


BRUEGGER'S BAGEL BAKERIES

  General. Bruegger's is currently the largest chain of fresh bagel bakeries in the United States. Bruegger's differentiates itself from its competitors by providing customers with bagels baked in small batches on site throughout the day using fresh, not frozen, dough. In order to provide its customers with a consistently high-quality product and to minimize transportation and production costs, Bruegger's is vertically integrated. Bruegger's units are served by strategically located Company or franchisee-owned commissaries that produce fresh dough and distribute other products to Bruegger's bakeries on a daily basis.

  Menu. Each Bruegger's operates from a standard menu designed by the Company. A variety of bagel flavors are baked throughout the day in order to ensure the customer a wide selection of fresh bagels. Bruegger's also offers a wide array of deli-type sandwiches, cream cheeses, soups, desserts and coffee and other beverages. Bagels are prepared utilizing the traditional old world Eastern European process of boiling and baking, which produces a bagel with a smooth crusty exterior and a soft chewy center.

  Marketing. The Company maintains a general advertising fund for national and regional advertising. Franchisees are generally required to spend 4% of sales on advertising, one-half of which must be contributed to the general advertising fund. The fund collects these fees and disburses the funds for costs associated with maintaining, administering and preparing advertising, marketing, public relations and promotional programs for the Bruegger's concept.


GRADY'S AMERICAN GRILL

  General. Grady's American Grill restaurants feature high-quality food in a classic American style, served in a warm and inviting setting. Prior to the Company's acquisition of the concept from Brinker on December 21, 1995, Brinker owned and operated all of the 42 Grady's American Grill restaurants now owned and operated by the Company. In July 1996, the Company began implementing a business plan emphasizing improved food quality and service that is expected to improve operating performance.

  Menu. The Grady's American Grill menu features signature prime rib, high-quality steaks, daily servings of fresh seafood, inviting salads, sandwiches, soups and legendary desserts. Entrees emphasize on-premise scratch preparation in a classic American style.

  Marketing. As the owner of the Grady's American Grill concept, the Company has full responsibility for marketing and advertising. The Company expects to focus advertising and marketing efforts in local print media and radio, with total expenditures estimated to range between 2% and 6% of the sales for its Grady's American Grill restaurants.


SPAGEDDIES ITALIAN KITCHEN AND PAPA VINO'S ITALIAN KITCHEN

  General. The Company operates two variations of its Italian Dining concept, Spageddies and Papa Vino's. These Italian casual dining restaurants offer high-quality food, generous portions and low prices, all enjoyed in a festive and energized atmosphere. The Company believes its Italian Dining Division is well positioned to take advantage of several growing trends, including the popularity of casual dining, the consumer appeal of Italian foods and the increasing consumer desire for value. As of October 27, 1996, five Spageddies and one Papa Vino's restaurants were operated by the Company.

  Menu. The restaurant menu includes an array of entrees, including traditional Italian pasta, grilled meats and freshly prepared selections of pizza, soups, salads and sandwiches. The menu also includes specialty appetizers, fresh baked bread and desserts, together with a full-service bar. A fundamental component of these concepts is to provide customers with a wide variety of high-quality, value-priced Italian-style food.

  Marketing. The Company has full responsibility for marketing and advertising its Italian Dining restaurants. The Company focuses its advertising and marketing efforts in local print media and radio, with total expenditures estimated to range between 2% and 4% of the sales for these restaurants.


BURGER KING RESTAURANTS

  General. Headquartered in Miami, Florida, Burger King Corporation is an indirect wholly-owned subsidiary of Grand Metropolitan PLC, London, England. Burger King Corporation has been franchising Burger King restaurants since 1954 and has since expanded to locations in all 50 states, the District of Columbia, and 57 foreign countries and international territories. As of November 30, 1996, there were 8,807 Burger King restaurants in operation worldwide comprised of 830 company-owned restaurants and 7,977 franchised restaurants.

  Menu. Each Burger King restaurant offers a diverse menu containing a variety of traditional and innovative food items, featuring the Whopper/(R)/ sandwich and other flame-broiled hamburgers and sandwiches, which are prepared to order with the customer's choice of condiments. The menu also typically includes breakfast entrees, french fries, onion rings, desserts and soft drinks. The Burger King system philosophy is characterized by its "Have It Your Way"/(R)/ service, generous portions and competitive prices, resulting in high value to its customers. Management believes these characteristics distinguish Burger King restaurants from their competitors and provide a significant competitive advantage.

  Marketing. As required by its franchise agreements, the Company contributes 4% of its restaurant sales to an advertising and marketing fund controlled by Burger King Corporation. Burger King Corporation uses this fund primarily to develop system-wide advertising, sales promotions and marketing materials and concepts. In addition to its required contribution to the advertising and marketing fund, the Company makes local advertising expenditures intended specifically to benefit its own Burger King restaurants. Typically, the Company spends its local advertising dollars on television and radio.

CHILI'S GRILL & BAR

  General. The Chili's restaurant concept is owned by Brinker, a publicly-held corporation headquartered in Dallas, Texas. As of December 31, 1996, there were 520 Chili's restaurants system-wide, comprised of 383 company-owned and 137 joint ventured or franchised restaurants. Chili's restaurants are full-service restaurants, featuring quick, efficient and friendly table service designed to minimize customer waiting time and facilitate table turnover. Service personnel are dressed casually in jeans or slacks, knit shirts and aprons to reinforce the casual, informal environment.

  Menu. Chili's restaurants feature a casual atmosphere and a limited menu of broadly appealing food items, including a variety of hamburgers, fajitas, chicken and seafood entrees and sandwiches, barbecued ribs, salads, appetizers and desserts, all of which are prepared fresh daily according to recipes specified by Chili's. Emphasis is placed on serving substantial portions of quality food at modest prices.

  Marketing. Pursuant to its franchise agreements with Brinker, the Company contributes 1/2% of sales from each restaurant to Brinker for advertising and marketing to benefit all restaurants. The Company is also required to spend 2% of sales from each restaurant on local advertising. The Company's advertising expenditures typically exceed the levels required under its agreements with Brinker and the Company spends substantially all of its advertising dollars on television advertising. The Company also conducts promotional marketing efforts targeted at its various local markets.

  The Chili's franchise agreements provide that Brinker may establish advertising cooperatives ("Cooperatives") for geographic areas where one or more restaurants are located. Any restaurants located in areas subject to a Cooperative are required to contribute 3% of sales to the Cooperative in lieu of contributing 1/2% of sales to Brinker. Each such restaurant is also required to directly spend 1/2% of sales on local advertising. To date, no Cooperatives have been established in any of the Company's markets.


TRADEMARKS

  The Company owns the following registered trademarks: Bruegger's(R), Grady's American Grill(R), Spageddies Italian Kitchen(R), and Spageddies(R). Additionally, Papa Vino's(TM) and Papa Vino's Italian Kitchen(TM) are trademarks of the Company. The Company also owns a number of other trademarks and service marks which are used in connection with its owned concepts. The Company believes its marks are valuable and intends to maintain its marks and any related registrations. Burger King(R) is a registered trademark of Burger King Corporation. Chili's(R) and Chili's Grill & Bar(TM) are a registered trademark and trademark, respectively, of Brinker.


ADMINISTRATIVE SERVICES

  From its headquarters in Mishawaka, Indiana, the Company provides accounting, information technology, purchasing and procurement, human resources, finance, marketing, advertising, menu development, budgeting and planning, legal, franchising, site selection and development support services for each of its operating subsidiaries.

  Management. During the past two fiscal years, the Company has added significant management resources to coordinate and direct the Company's strategic growth. The Company believes that these additions to its management team have enhanced its ability to manage the larger and more diverse operations resulting from its current and planned growth.

  Each of the Company's restaurant concepts is managed by an experienced management team. The Company's Bruegger's business is managed by the Chief Executive Officer and Chief Operating Officer of Bruegger's Corporation through a regional management structure. The Company's Burger King business is also managed by geographic region, with a Director of Operations located in each specific market. Each Director of Operations reports to the Chief Operating Officer of the Company's Burger King Division. The Company's Chili's and Italian Dining concepts are each managed by a Director of Operations who reports to the Senior Vice President - Full Service Dining Division. For the Company's Grady's American Grill concept, two regional Directors report to the Senior Vice President - Full Service Dining Division.

  Site Selection. Site selection for new restaurants is made by the Company's senior management under the direction of the Company's Chief Development Officer and the Senior Vice President - Director of Development, subject in the case of the Company's franchised restaurants to the approval of its franchisors. Within a potential market area, the Company evaluates high-traffic locations to determine profitable trading areas. Site-specific factors considered by the Company include traffic generators, points of distinction, visibility, ease of ingress and egress, proximity to direct competition, access to utilities, local zoning regulations and various other factors. In addition, in evaluating potential Chili's, Italian Dining and Grady's American Grill sites, the Company considers applicable laws regulating the sale of alcoholic beverages. The Company regularly reviews potential sites for expansion. Once a potential site is selected, the Company utilizes demographic and site selection data to assist in final site selection.

  Quality Control. The Company's senior management and restaurant management staff are principally responsible for assuring compliance with the Company's and its franchisors' operating procedures. The Company and its franchisors have uniform operating standards and specifications relating to the quality, preparation and selection of menu items, maintenance and cleanliness of the premises and employee conduct. Compliance with these standards and specifications is monitored by frequent on-site visits and inspections by the Company's senior management.

  Information Technology Systems. Financial controls are maintained through a centralized, computerized, accounting system, which allows the Company to track operating performance on an ongoing basis. The Company has stand alone point-of-sale registers installed in each of its restaurants. The point-of-sale technology is linked directly to the Company's accounting system, thereby making information available on a timely and detailed basis. This information enables the Company to analyze customer purchasing habits, operating trends and promotional results.

  The Company's Chili's, Italian Dining and Grady's American Grill concepts use fully automated reporting systems incorporating software provided by Brinker and generate detailed financial information, which is provided to the Company's executive offices on a daily basis. During fiscal 1996, the Company completed the process of upgrading the financial reporting systems at its Burger King restaurants and other components of its centralized computer system which will allow the use of fully automated financial reporting for all of the Company's restaurant concepts, including Bruegger's. As a result of upgrades completed in fiscal 1995 and fiscal 1996, and the acquisitions of Bruegger's and Grady's American Grill in fiscal 1996, the Company has undergone a significant modification of its financial reporting systems. The Company anticipates that ongoing modifications and upgrades will be required during fiscal 1997, the cost of which the Company estimates will be approximately $1.5 to $2.5 million.

  Training. The Company maintains comprehensive training programs for all of its restaurant management personnel. Special emphasis is placed on quality food preparation, service standards and total customer satisfaction.

  The Company requires that Bruegger's managers, franchise operators and bakers, as well as commissary managers, participate in the Bruegger's training program, although the Company permits certain of its franchisees to operate their own training program instead. The training program consists of five days of operational basics and two weeks of supervised on-the-job training and focuses on Bruegger's philosophies, policies and operating procedures. The Company offers the training program on an as-needed basis and requires that such training be provided before a manager, operator or baker assumes such position. In addition, each Bruegger's unit requires its bakers to complete a specialized training program focused on ensuring the consistent execution of the baking process.

  The training program for the Company's Burger King restaurant managers features an intensive four-week, hands-on training period followed by two weeks of classroom instruction and simulated restaurant management activities.

Upon certification, new managers work closely with experienced managers to solidify their skills and expertise. The Company's existing restaurant managers regularly participate in the Company's ongoing training efforts, including classroom programs, off-site training at Burger King Corporation's regional and national training centers and other training/development programs, which the Company's senior management designs from time to time. The Company generally seeks to promote from within to fill Burger King restaurant management positions.

  The Company requires all general and restaurant managers of its Chili's restaurants to participate in Chili's system-wide, comprehensive, 13-week training program. The program teaches management trainees Chili's detailed food preparation standards and procedures. The Company also participates in regional and national training and development programs sponsored by Brinker. Managers of the Company's Italian Dining and Grady's American Grill restaurants participate in similar training programs conducted by the Company.

  Purchasing. Purchasing and procurement for the Company's Bruegger's, Grady's American Grill and Italian Dining concepts are managed by dedicated personnel within each concept. The Company's purchasing and procurement departments generally contract with full-service distributors. Unit-level purchasing decisions from an approved list of suppliers are made by each of the Company's restaurant managers based on their assessment of the provisioning needs of the particular location. Purchase orders and invoices are reviewed by restaurant general managers and by senior management.

  The purchasing needs of the Company's Bruegger's Bakeries are primarily satisfied by the Company-owned commissaries. Each commissary produces fresh bagel dough daily and delivers it, along with Bruegger's branded cream cheese and coffee and certain paper products, to the bakeries. Other items required in the operation of Bruegger's units are purchased by the bakery manager pursuant to system-wide specifications.

  The Company participates in system-wide purchasing and distribution programs with respect to its Chili's and Burger King restaurants, which have been effective in reducing store-level expenditures on food and paper packaging commodities.


FRANCHISE AND DEVELOPMENT AGREEMENTS

  Bruegger's. As of October 27, 1996, the Company was a party to franchise and development agreements with more than 35 franchisees, who were operating 325 franchised bakeries. Generally, each franchisee has been awarded an exclusive territory in which to operate. As of December 31, 1996, the Company had executed development agreements pursuant to which franchisees have paid, or committed to pay, franchise or development fees with respect to 502 bakeries to be opened by the year 2002. Such franchisees must open an aggregate of 802 bakeries by the year 2002 to retain territorial exclusivity. The Original Franchisees (as defined below) are not obligated to build additional bakeries, but have advised the Company that they intend to do so. The Company believes that its strategy of working with a limited number of capable franchisees is the best strategy to permit rapid expansion and a high degree of system responsiveness to market developments and Bruegger's-related developments.

  The Company has traditionally evaluated potential Bruegger's franchisees on the basis of, among other things, their business background, restaurant operating experience and financial resources. In particular, the Company has focused on whether the franchisee has experience in multi-unit operations, has proven ability to execute an aggressive growth plan while maintaining the highest standards of quality and has the capital resources to develop additional bakeries.

  Expansion plans for the Bruegger's concept are dependent in part upon the ability of the Company's existing Bruegger's franchisees to develop additional bakeries. Moreover, the Company will realize a portion of its revenues from continuing royalty payments from its Bruegger's franchisees and such revenues will be dependent upon the ability of its franchisees to operate and develop their bakeries and to promote and deliver the Bruegger's concept and its reputation for quality and value. Although the Bruegger's franchisees have been selected utilizing established criteria, there can be no assurance that such franchisees will have the business ability or access to financial resources necessary to successfully develop or operate bakeries in their franchise areas in a manner consistent with the Bruegger's concept and standards. Should its franchisees encounter business or operational difficulties, the Company's revenues would be affected and it could negatively impact the Bruegger's brand and the ability to sell new franchises if the Company desires to do so.

  If the Company's Bruegger's franchisees are to continue their aggressive development of Bruegger's Bagel Bakeries, they must secure significant additional financing. The Company is considering various alternative programs to provide necessary financing to certain Bruegger's franchisees to enable them to execute their development plans. Any such program will likely require the Company to secure additional debt or equity funds. Although the Company believes that it will be able to implement such a program on terms acceptable to the Company and such franchisees, there can be no assurance thereof. In the absence of an acceptable program, the continued development of new bakeries by the Company's Bruegger's franchisees could be adversely affected.

  During fiscal 1996, a company owned by a Director and officer of the Company acquired a number of Bruegger's Bagel Bakeries from independent franchisees. The Company anticipates that these bakeries will be sold to other unrelated franchisees of Bruegger's in fiscal 1997.

  The Company enters into development agreements with each of its franchisees pursuant to which it grants each franchisee the exclusive right to develop a minimum number of bakeries within a specified territory. Under the current form of development agreement, a franchisee pays a development fee upon the execution of the development agreement in an amount based on the development schedule pursuant to the agreement. Under the current form of franchise agreement, a franchisee also will pay an initial franchise fee of $35,000 upon the execution of each franchise agreement for each bakery opened. The Company intends to use the current form of development and franchise agreements with each franchisee after November 1996; provided, however, that franchisees with existing development agreements which provide for an earlier form of franchise agreement will continue to execute such earlier form. Prior to the adoption of the current form of development and franchise agreements, each franchisee paid franchise fees that ranged from $0 to $25,000 depending upon a number of factors, such as whether it had subscribed to purchase shares of Bruegger's Corporation preferred stock and whether it exceeded its development schedule.
As a result of the Company's acquisition of Bruegger's Corporation, no shares of Bruegger's Corporation preferred stock remain outstanding and no subscriptions to purchase such shares remain in effect.

  The Company's Bruegger's franchise agreements generally provide for a term of 20 years and payment of a royalty fee of 5% of sales. In addition, the Company generally has required the franchisee to spend 4% of sales on advertising, 2% of which must be contributed to a general advertising fund that is used to promote the Bruegger's concept on a national and regional level and the remaining 2% of which must be spent on local store marketing. The current form of franchise agreement requires the franchisees to spend 2% of sales on local store marketing and make a contribution of 4% of sales to the general advertising fund which the Company may increase by 1/4% per year (to a maximum of 8%).

  The Company has the right to terminate any franchise agreement for a variety of reasons, including a franchisee's failure to make payments when due or failure to adhere to Bruegger's policies and standards. Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise agreement.

  The Company furnishes each franchisee with assistance in selecting sites and developing bakeries. Each franchisee is responsible for selecting the location of its bakeries, but it must obtain the Company's approval of each location based on the accessibility and visibility of the site and targeted demographic factors, including population density, income, age and traffic.

  Two Directors of the Company and the brother of one of such Directors are the principal shareholders of certain franchisees (the "Original Franchisees") that operate certain Bruegger's Bagel Bakeries. As of October 27, 1996, the

Original Franchisees owned and operated 152 franchised bakeries in New England, Iowa, Minnesota, New York, North Carolina and Pennsylvania. Prior to 1993, all Bruegger's bakeries were operated by the Original Franchisees.

  The Original Franchisees have been awarded exclusive territories, but are not obligated to develop a minimum number of bakeries. The franchise agreements with the Original Franchisees differ from the standard Bruegger's franchise agreements in that the Original Franchisees are not required to pay initial franchise or development fees and pay franchise royalties of 4% of sales.

  All franchisees are required to operate their bakeries in compliance with Bruegger's policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. Each franchisee must serve items from an approved menu, but has the full discretion to determine the prices to be charged to its customers.

  Burger King. The Company and Burger King Corporation entered into a development agreement on December 24, 1993 (the "Burger King Agreement"). The Burger King Agreement reserves for the Company 25 specifically defined limited geographic areas ("Areas") and grants the Company the exclusive right to select and develop one Burger King restaurant in each of up to 18 of those Areas. The Company paid a $90,000 fee for the exclusivity provided by the Burger King Agreement. The Company's exclusive right in an Area expires with the opening by the Company of a Burger King restaurant in that Area. As of October 27, 1996, the Company had developed 16 Burger King restaurants under the Burger King Agreement.

  The franchise fee for a free-standing Burger King restaurant is currently $40,000. In addition, each franchise agreement requires the Company to pay a monthly royalty fee of 3 1/2% of sales and advertising fees of 4% of sales.

  To maintain its rights under the Burger King Agreement, by December 31, 1999, the Company must have developed a total of 18 Burger King restaurants under such agreement, which includes the 16 Burger King restaurants already developed under the Burger King Agreement as of October 27, 1996. Although the Company has the right to develop 18 Burger King restaurants, the Company also has the right to terminate the Burger King Agreement since it had developed at least 10 Burger King restaurants prior to December 31, 1996. In addition, the Company has the right to develop four additional Burger King restaurants pursuant to a target reservation agreement acquired by the Company in the purchase of the SHONCO Companies.

  The Burger King Agreement and each franchise agreement prohibit the Company, during the term of the agreements, from owning or operating any other hamburger restaurant. For a period of one year following the termination of a franchise agreement, the Company remains subject to such restriction within a two-mile radius of the Burger King restaurant which was the subject of the franchise agreement.

  Under the Burger King Agreement, the Company is responsible for all costs and expenses incurred in locating, acquiring and developing restaurant sites. The Company must also satisfy Burger King Corporation's development criteria, which include the specific site, the related purchase contract or lease agreement and architectural and engineering plans for each of the Company's new Burger King restaurants. Burger King Corporation may refuse to grant a franchise for any proposed Burger King restaurant if the Company is not conducting the operations of each of its Burger King restaurants in compliance with Burger King Corporation's franchise requirements. Burger King Corporation may terminate the Burger King Agreement if the Company defaults in the performance thereunder or under any franchise agreement. Burger King Corporation periodically monitors the operations of its franchised restaurants and notifies its franchisees of failures to comply with franchise or development agreements that come to its attention.

  Burger King Corporation's franchise agreements convey the right to use its trade names, trademarks and service marks with respect to specific Burger King restaurants. Burger King Corporation also provides general construction specifications, designs, color schemes, signs and equipment, formulas for preparation of food and beverage products, marketing concepts, inventory, operations and financial control methods, management training, technical assistance and materials. Each franchise agreement prohibits the Company from transferring a franchise without the prior approval of Burger King Corporation.

  Chili's. The Company has a development agreement with Brinker (the "Chili's Agreement") to develop 37 Chili's restaurants in two regions encompassing counties in Indiana, Michigan, Ohio, Kentucky, Delaware, New Jersey and Pennsylvania. The Company paid development fees totaling $260,000 for the right to develop the restaurants in the regions, and each franchise agreement requires the Company to pay an initial franchise fee of $40,000, a monthly royalty fee of 4% of sales and advertising fees of 1/2% of sales. As of October 27, 1996, the Company operated 22 Chili's.

  The Company currently is obligated to satisfy the following development schedule, and is not permitted to develop more than 41 Chili's without specific approval of the franchisor:

                                      MINIMUM CUMULATIVE NUMBER OF RESTAURANTS
                                      ----------------------------------------

                                       MIDWEST     PHILADELPHIA      ENTIRE
                                        REGION        REGION        TERRITORY
                                      ----------  ---------------  -----------
                 December 31, 1996        10             10            20
                 December 31, 1997        11             12            23
                 December 31, 1998        12             13            25
                 December 31, 1999        13             14            29/(1)/
                 December 31, 2000        14             15            33/(1)/
                 December 31, 2001        15             16            37/(1)/

_________________

/(1)/Two of the restaurants to be opened in this year may be located in either region at the Company's discretion.

  Failure to adhere to this schedule constitutes a default under the Chili's Agreement. The Chili's Agreement prohibits Brinker or any other Chili's franchisee from establishing a Chili's restaurant within a specified geographic radius of the Company's Chili's restaurants. The term of the Chili's Agreement expires when the Company has completed the development schedule. The Chili's Agreement and the franchise agreements prohibit the Company, for the term of the agreements, from owning or operating other restaurants which are similar to a Chili's restaurant. The Chili's Agreement extends this prohibition, but only within the Company's development territories, for a period of two years following the termination of such agreement. In addition, each franchise agreement prohibits the Company, for the term of the franchise agreement and for a period of two years following its termination, from owning or operating such other restaurants within a 10-mile radius of the Chili's restaurant which was the subject of such agreement.

  Under the Chili's Agreement, the Company is responsible for all costs and expenses incurred in locating, acquiring and developing restaurant sites. Each proposed restaurant site, the related purchase contract or lease agreement and the architectural and engineering plans for each of the Company's new Chili's restaurants are subject to Brinker's approval. Brinker may refuse to grant a franchise for any proposed Chili's restaurant if the Company is not conducting the operations of each of its Chili's restaurants in compliance with the Chili's restaurant franchise requirements. Brinker may terminate the Chili's Agreement if the Company defaults in its performance thereunder or under any franchise agreement. Brinker periodically monitors the operations of its franchised restaurants and notifies the franchisees of any failure to comply with franchise or development agreements that comes to its attention.

  The franchise agreements convey the right to use the franchisor's trade names, trademarks and service marks with respect to specific restaurant units. The franchisor also provides general construction specifications, designs, color schemes, signs and equipment, formulas for preparation of food and beverage products, marketing concepts, inventory, operations and financial control methods, management training and technical assistance and materials. Each franchise agreement prohibits the Company from transferring a franchise without the prior approval of the franchisor.

  Risks and Requirements of Franchisee Status. Due to the nature of franchising and the Company's agreements with its franchisors, the success of the Company's Burger King and Chili's concepts is, in large part, dependent upon the overall success of its franchisors, including the financial condition, management and marketing success of its franchisors and the successful operation of restaurants opened by other franchisees. Certain matters with respect to the Company's franchised concepts must be coordinated with, and approved by, the Company's franchisors. In particular, certain franchisors must approve the opening by the Company of any new franchised restaurant, including franchises opened within the Company's existing franchised territories, and the closing of any of the Company's existing franchised restaurants. The Company's franchisors also maintain discretion over the menu items that may be offered in the Company's franchised restaurants.


COMPETITION

  The restaurant industry is intensely competitive with respect to price, service, location and food quality. The industry is mature and competition can be expected to increase. There are many well-established competitors with substantially greater financial and other resources than the Company, some of which have been in existence for a substantially longer period than the Company and may have substantially more units in the markets where the Company's restaurants are, or may be, located. The Company's Bruegger's concept competes against local and regional bagel shops, regional and national deli and lunch restaurants, supermarkets and convenience stores. The Company also faces competition from regional and national bagel chains, including Einstein/Noah Bagel Corp., Manhattan Bagel Company, Inc., Chesapeake Bagels, New York Bagel Enterprises, Inc. and Dunkin' Donuts. McDonald's, Wendy's, Hardee's and "double drive-thru" restaurants are the principal competitors to the Company's Burger King restaurants. The competitors to the Company's Chili's and Italian Dining restaurants are other casual dining concepts such as T.G.I. Friday's, Applebee's, Bennigan's, Olive Garden and Red Lobster restaurants. The primary competitors to Grady's American Grill are Houston's, J. Alexander's, Cooker Bar & Grille, and O'Charley's Restaurant & Lounge, as well as a large number of locally-owned, independent restaurants. The Company believes that competition is likely to become even more intense in the future.

  The Company and the restaurant industry in general are significantly affected by factors such as changes in local, regional or national economic conditions, changes in consumer tastes, weather conditions and various other consumer concerns. In addition, factors such as increases in food, labor and energy costs, the availability and cost of suitable restaurant sites, fluctuating insurance rates, state and local regulations and the availability of an adequate number of hourly-paid employees can also adversely affect the restaurant industry.


GOVERNMENT REGULATION

  Each of the Company's restaurants is subject to licensing and regulation by a number of governmental authorities, which include alcoholic beverage control, in the case of the Chili's, Italian Dining and Grady's American Grill restaurants, and health, safety and fire agencies in the state or municipality in which the restaurant is located. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new restaurant in a particular area.

  Alcoholic beverage control regulations require each of the Company's Chili's, Italian Dining and Grady's American Grill restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company's restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The loss of a liquor license for a particular Grady's American Grill, Italian Dining or Chili's restaurant would most likely result in the closing of the restaurant.

  The Company may be subject in certain states to "dramshop" statutes, which generally provide a person injured by an intoxicated patron the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance and has never been named as a defendant in a lawsuit involving "dramshop" liability.

  The Company's restaurant operations are also subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits. Significant numbers of the Company's food service and preparation personnel are paid at rates related to the federal minimum wage and, accordingly, further increases in the minimum wage could increase the Company's labor costs.

  Because of its franchise operations for Bruegger's, the Company is subject to the Trade Regulation Rule of the Federal Trade Commission titled "Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures" and state and local laws and regulations that govern the offer, sale and termination of franchises and the refusal to renew franchises. Continued compliance with this broad federal, state and local regulatory network is essential and costly and the failure to comply with such regulations may have an adverse effect on the Company and its franchisees. Violation of franchising laws and/or state laws and regulations regulating substantive aspects of doing business in a particular state could limit the Company's ability to sell franchises or subject the Company and its affiliates to rescission offers, monetary damages, penalties, imprisonment and/or injunctive proceedings. In addition, under court decisions in certain states absolute vicarious liability may be imposed upon franchisors based upon claims made against franchisees. While the Company believes that it maintains adequate insurance coverage for such claims, there can be no assurance that such insurance will be sufficient to cover potential claims against the Company.

  The Company is also subject to various local, state and federal laws regulating the discharge of pollutants into the environment. The Company believes that it conducts its operations in substantial compliance with applicable environmental laws and regulations. In an effort to prevent and, if necessary, to correct environmental problems, the Company conducts environmental audits of a proposed restaurant site in order to determine whether there is any evidence of contamination prior to purchasing or entering into a lease with respect to such site. To date, the Company's operations have not been materially adversely affected by the cost of compliance with applicable environmental laws.


EMPLOYEES

  As of October 27, 1996, the Company employed approximately 10,000 persons. Of those employees, approximately 150 hold management or administrative positions, approximately 800 are involved in restaurant management, and the remainder are engaged in the operation of the Company's restaurants. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.


ITEM 2.  PROPERTIES.

  As of October 27, 1996, 40 of the Company's Burger King restaurants were leased from real estate partnerships owned by certain of the Company's founding shareholders. In addition, the Company leased two of its Burger King restaurants from William R. Schonsheck or entities controlled by him. See ITEM 13, "Certain Relationships and Related Transactions." The Company also leased eight Burger King restaurants directly from Burger King Corporation and five restaurants from unrelated third parties. All of the leases are triple net leases requiring a base rent and an additional rent based upon sales to the extent the additional rent exceeds the base rent. Except for the eight leases with Burger King Corporation, all of the leases have renewal options. The eight leases with Burger King Corporation are subject to the renewal of the franchise agreements for those locations. The Company owned eight of its Burger King restaurants as of October 27, 1996, and expects to own most of its new Burger King restaurants.

  As of October 27, 1996, the Company owned 9 of its Chili's restaurants and five of its Italian Dining restaurants. The Company leased its other 13 Chili's restaurants and one Italian Dining restaurant from unrelated parties.

  As of October 27, 1996, one of the Company-owned Bruegger's Bagel Bakeries was leased from an entity with which two of the Company's Directors are affiliated. See ITEM 13, "Certain Relationships and Related Transactions." The Company also leased 99 Company-owned Bruegger's Bagel Bakeries from unrelated parties. All of the leases are triple net leases requiring a base rent and an additional rent based upon sales to the extent the additional rent exceeds the base rent.

  As of October 27, 1996, the Company leased 19 of its Grady's American Grill restaurants from unrelated parties. The Company leased one Grady's American Grill restaurant from a limited partnership of which a subsidiary of the Company is the general partner. The Company's other 22 Grady's American Grill restaurants were owned by the Company.

  The following table sets forth, as of October 27, 1996, the 23 states in which the Company operated restaurants and the number of restaurants in each state:

                                    NUMBER OF COMPANY-OPERATED RESTAURANTS
                                ----------------------------------------------

                                                                   GRADY'S
                            BURGER           ITALIAN  BRUEGGER'S  AMERICAN
                             KING   CHILI'S  DINING    BAKERIES    GRILL    TOTAL
                            ------  -------  -------  ----------  --------  -----

          Alabama.........                                               1      1
          Arkansas........                                               1      1
          Colorado........                                               3      3
          Delaware........                1                                     1
          Florida.........                                               6      6
          Georgia.........                                               5      5
          Illinois........                                    19         1     20
          Indiana.........      32        4        2           4               42
          Louisiana.......                                               1      1
          Massachusetts...                                     9                9
          Michigan........      31        5        2          10         1     49
          Mississippi.....                                               1      1
          New Hampshire...                                     4                4
          New Jersey......                4                    6               10
          New Mexico......                                               1      1
          North Carolina..                                               3      3
          Ohio............                2        2          43         1     48
          Oklahoma........                                               1      1
          Pennsylvania....                6                    4               10
          Tennessee.......                                               5      5
          Texas...........                                              10     10
          Vermont.........                                     1                1
          Virginia........                                               1      1
                                --       --       --         ---        --    ---
                                63       22        6         100        42    233
                            ======       ==  =======         ===        ==    ===

  The Company's headquarters facility, a 9,700 square-foot office building constructed in 1988, is located in Mishawaka, Indiana, and is leased from an affiliated partnership. A new headquarters facility is currently under construction and is expected to be occupied in March 1997. The new 53,000 square-foot headquarters office building is located in Mishawaka, Indiana, and is leased from a limited liability company in which the Company has a 50% interest. The Company's existing headquarters facility has been subleased to a local financial institution for a term extending through the expiration of the Company's lease. The Company leases office space in Philadelphia,

Pennsylvania, Phoenix, Arizona, Burlington, Vermont and Cleveland, Ohio for regional management of its Bruegger's concept. The Company also leases office space in Dallas, Texas and Detroit, Michigan for management of its Grady's American Grill and Burger King restaurants, respectively. See ITEM 13, "Certain Relationships and Related Transactions."


ITEM 3.  LEGAL PROCEEDINGS.

  On November 10, 1994, the Company acquired all of the outstanding stock of Grayling Corporation, Grayling Management Corporation ("Grayling Management"), Chili's of Mt. Laurel, Inc. ("Mt. Laurel") and Chili's of Christiana, Inc. ("Christiana"). Prior to entering into negotiations with the Company, Grayling Corporation and its principal shareholder, T. Garrick Steele ("Steele"), had entered into an agreement (the "Asset Agreement") to sell substantially all of Grayling Corporation's assets to a third party, KK&G Enterprises, Inc. ("KK&G"). The Asset Agreement was terminated by Grayling Corporation and was not consummated. On September 27, 1994, KK&G filed suit in the Court of Common Pleas, Philadelphia County, Pennsylvania, against Grayling Corporation, Mt. Laurel, Christiana and Steele seeking damages and specific performance of the Asset Agreement. Steele is obligated to continue to defend the lawsuit and indemnify the Company and Grayling Corporation against any loss or damages resulting from the lawsuit. Management does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations. In making such assessment, management has considered the financial ability of Steele to defend the lawsuit and indemnify the Company against any loss or damages resulting from the lawsuit.

  Big D Bagels, Inc. ("Big D"), a wholly-owned subsidiary of Ciatti's, Inc. ("Ciatti's"), is a franchisee of Bruegger's. Ciatti's is a publicly-held corporation. Ciatti's filed a Registration Statement with the Securities and Exchange Commission pursuant to which it proposed to commence a rights offering to its existing shareholders to raise approximately $4.4 million in additional equity (the "Proposed Offering"). When Bruegger's learned of the Proposed Offering, it notified Ciatti's that the Development and Franchise Agreements existing between Bruegger's Franchise Corporation, a wholly-owned subsidiary of Bruegger's Corporation, and Big D (the "Franchise Documents") required Big D and Ciatti's to obtain the consent of Bruegger's Franchise Corporation prior to proceeding with the Proposed Offering. Ciatti's and Big D maintained that the Franchise Documents did not require such consent, and they were unwilling to request such consent. On November 8, 1996, Ciatti's and Big D filed a Complaint for Declaratory and Injunctive Relief in the United States District Court for the District of Minnesota, naming Quality Dining, Inc. and Bruegger's Franchise Corporation as defendants and requesting the Court to determine that the Franchise Documents do not require them to obtain consent for the Proposed Offering. The Company and Bruegger's Franchise Corporation have requested the Court to determine that the Franchise Documents require Ciatti's and Big D to obtain such consent before proceeding with the Proposed Offering. On December 20, 1996, Ciatti's and Big D filed a Motion for Summary Judgment and Declaratory Relief. Bruegger's Franchise Corporation is conducting certain discovery in advance of preparing its response to the pending Motion for Summary Judgment and Declaratory Relief. Currently, neither Ciatti's nor Big D has sought any damages in this matter. Management does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

  The Company is involved in various other legal proceedings incidental to the conduct of its business. Management does not expect that any such proceedings will have a material adverse effect on the Company's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The Company did not submit any matters to a vote of security holders during the fourth quarter of the 1996 fiscal year.

EXECUTIVE OFFICERS OF THE COMPANY

         Name            Age                            Position


Daniel B. Fitzpatrick     39  Chairman of the Board, President and Chief Executive Officer

John C. Firth             39  Senior Vice President, General Counsel and Secretary

James K. Fitzpatrick      41  Senior Vice President, Chief Administrative Officer, Chief
                              Development Officer and Director

William R. Schonsheck     46  Senior Vice President, Chief Operating Officer of Burger
                              King Division and Director

Gerald O. Fitzpatrick     36  Senior Vice President, Burger King Division

W. Clark Knippers         35  Senior Vice President - Director of Development

Scott C. Smith            41  Senior Vice President - Full Service Dining Division

David M. Findlay          35  Vice President and Treasurer

Bruce A. Phillips         41  Vice President - Bruegger's Advertising and Marketing

Marti'n L. Miranda        33  Vice President, Controller and Assistant Secretary

Michael J. Wargo          36  Vice President - Director of Human Resources

  Daniel B. Fitzpatrick has served as President and Chief Executive Officer and a Director of the Company since 1982. Prior to founding the Company, Mr. Fitzpatrick worked for a franchisee of Burger King Corporation, rising to the level of regional director of operations. He has over 23 years of experience in the restaurant business. Mr. Fitzpatrick also serves as a director of 1st Source Corporation, a multi-bank diversified financial services corporation based in South Bend, Indiana.

  John C. Firth serves as Senior Vice President, General Counsel and Secretary. Prior to joining the Company in June 1996, he was a partner with the law firm of Sopko and Firth. Since 1985, he has represented the Company as outside legal counsel with responsibility for the Company's legal affairs.

  James K. Fitzpatrick serves as Senior Vice President, Chief Administrative Officer and Chief Development Officer. He has served as Senior Vice President and Chief Development Officer of the Company since August 1995. Prior to that, Mr. Fitzpatrick served as Vice President or Senior Vice President of the Company in charge of the Company's Fort Wayne, Indiana Burger King restaurant operations since 1984. Prior to joining the Company, he served as a director of operations for a franchisee of Burger King Corporation. He has 25 years of experience in the restaurant business.

  William R. Schonsheck joined the Company in August 1995 as Senior Vice President, Chief Operating Officer of the Burger King Division. Prior to joining the Company, Mr. Schonsheck held various positions in the Burger King system, most recently as a franchisee in Detroit, Michigan. Pursuant to an employment agreement between the

Company and Mr. Schonsheck, he is to serve as the Chief Operating Officer of the Burger King Division. See ITEM 11, "Executive Compensation." Mr. Schonsheck has over 28 years of experience in the Burger King business.

  Gerald O. Fitzpatrick has served as the Vice President or Senior Vice President of the Company in charge of the Company's South Bend, Indiana Burger King operations since 1983. Prior to joining the Company, he served as a district manager for a franchisee of Burger King Corporation. He has over 17 years of experience in the restaurant business.

  W. Clark Knippers joined the Company in October 1996 and serves as Senior Vice President - Director of Development. From October 1994 to October 1996, he was President of Bread Garden Restaurants, Inc. Prior to October 1994, he was Vice President of Development and Real Estate for Brinker, where he served for nearly 10 years.

  Scott C. Smith joined the Company in May 1994 and has served as Vice President or Senior Vice President of the Company in charge of the Company's Chili's and Italian Dining operations since June 1994. Prior to joining the Company, he served as director of franchise operations for the Chili's and Spageddies divisions of Brinker. He has 22 years of experience in the restaurant business.

  David M. Findlay has served as Vice President and Treasurer since October 1996. He joined the Company in May 1995 as Vice President - Director of Planning and Investor Relations. Prior to joining the Company, Mr. Findlay spent 10 years at The Northern Trust Company of Chicago, Illinois, specializing in commercial lending to large companies and financial institutions.

  Bruce A. Phillips serves as the Company's Vice President - Bruegger's Advertising and Marketing. He joined the Company in May 1994 as Vice President in charge of the Company's Bruegger's Bakeries operations. Prior to joining the Company, he served as a marketing manager and an operations manager for Burger King Corporation. He has over eight years of experience in the restaurant business.

  Marti'n L. Miranda has served as Vice President, Controller and Assistant Secretary since October 1996. He joined the Company in May 1994 as Controller. Prior to joining the Company, he served in a similar capacity with NBD Insurance, a wholly owned subsidiary of NBD Corporation. Mr. Miranda is a certified public accountant.

  Michael J. Wargo has served as Vice President - Director of Human Resources since September 1995. He joined the Company in January 1994. He was previously employed by Valley American Bank & Trust Company as director of training and development, and prior to that he was a human resources officer at NBD Bank.
Mr. Wargo has over 13 years of experience as a human resources professional.

  The above information includes business experience during the past five years for each of the Company's executive officers. Executive officers of the Company serve at the discretion of the Board of Directors. Messrs. Daniel B. Fitzpatrick, James K. Fitzpatrick and Gerald O. Fitzpatrick are brothers. There is no family relationship between any other Directors or executive officers of the Company.

  The success of the Company's business is dependent upon the services of Daniel
B. Fitzpatrick, President and Chief Executive Officer of the Company. The Company maintains key man life insurance on the life of Mr. Fitzpatrick in the principal amount of $3.0 million. The loss of the services of Mr. Fitzpatrick would have a material adverse effect upon the Company.

  (Pursuant to General Instruction G(3) of Form 10-K, the foregoing information is included as an unnumbered Item in Part I of this Annual Report in lieu of being included in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.)

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's Common Stock is traded on the Nasdaq Stock Market's National Market under the symbol QDIN. The prices set forth below reflect the high and low sales quotations for the Company's Common Stock as reported by Nasdaq for the calendar periods indicated. As of January 14, 1997, there were 287 holders of record and approximately 4,500 beneficial owners.

                     Calendar 1996                 Calendar 1995
                      High      Low                 High      Low
                  --------------------          --------------------
First Quarter      $ 31.250  $ 19.750            $ 12.625  $ 11.625
Second Quarter       39.500    26.500              16.375    12.188
Third Quarter        33.500    24.563              21.500    15.750
Fourth Quarter       28.625    16.750              26.875    18.875

The Company does not pay cash dividends on its Common Stock. The Company currently intends to retain its earnings to finance future development of its business and does not anticipate paying cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, results of operations, capital requirements, the financial condition of the Company and general business conditions. The Company's revolving credit agreement limits the payment of cash dividends and other distributions to an aggregate amount not to exceed, for a given fiscal year, 40% of the Company's consolidated net income for the immediately preceding fiscal year.

  No unregistered equity securities were sold by the Company during fiscal 1996.

ITEM 6.   SELECTED FINANCIAL DATA.

QUALITY DINING, INC.
SELECTED FINANCIAL DATA
(In thousands, except unit and per share data)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   Fiscal Year Ended (1)
                                                            OCTOBER 27,   October 29,   October 30,   October 31,   October 25,
                                                               1996          1995          1994          1993          1992
-----------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA(2):
Revenues:
Restaurant sales:
  Bruegger's Bagel Bakery                                    $ 25,967      $  5,270       $   191       $     -       $     -
  Grady's American Grill                                       85,101             -             -             -             -
  Italian Dining Division                                       8,388         4,741           174             -             -
  Burger King                                                  70,987        57,013        49,716        49,032        43,762
  Chili's Grill & Bar                                          41,913        38,267        14,286         9,963         4,625
-----------------------------------------------------------------------------------------------------------------------------------
Total restaurant sales                                        232,356       105,291        64,367        58,995        48,387
  Franchise related revenue                                     5,274             -             -             -             -
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                237,630       105,291        64,367        58,995        48,387
-----------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Restaurant operating expenses:
    Food and beverage                                          72,201        31,176        18,576        16,465        13,168
    Payroll and benefits                                       66,176        27,191        16,190        14,830        12,193
    Depreciation and amortization                              11,635         5,109         2,610         2,376         2,044
    Other operating expenses                                   52,452        24,057        15,351        15,065        12,516
----------------------------------------------------------------------------------------------------------------------------------
Total restaurant operating expenses                           202,464        87,533        52,727        48,736        39,921
  General and administrative                                   12,047         5,706         4,065         3,543         3,087
  Consulting fee                                                    -             -             -           600             -
  Amortization of intangibles                                   2,537           682            83            83             -
  Restructuring and integration costs                           9,938             -             -             -             -
-----------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                      226,986        93,921        56,875        52,962        43,008
-----------------------------------------------------------------------------------------------------------------------------------
Operating income (3)                                           10,644        11,370         7,492         6,033         5,379
-----------------------------------------------------------------------------------------------------------------------------------
Other income (expense):
  Interest expense                                             (6,340)       (2,699)       (1,314)       (1,673)       (1,226)
  Gain (loss) on sale of property and equipment                     4           343           (59)            2             -
  Interest income                                                 206           127           155           165           169
  Other income (expense), net                                     154           (12)          (14)            -             -
-----------------------------------------------------------------------------------------------------------------------------------
Total other expense                                            (5,976)       (2,241)       (1,232)       (1,506)       (1,057)
-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                      4,668         9,129         6,260         4,527         4,322
Income taxes                                                    1,998         3,240         2,332             -             -
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                   $  2,670      $  5,889       $ 3,928       $ 4,527       $ 4,322
-----------------------------------------------------------------------------------------------------------------------------------
Net income per share                                            $0.23         $0.85
-------------------------------------------------------------------------------------
Weighted average shares outstanding                            11,855         6,925
-------------------------------------------------------------------------------------
Pro forma income data:
  Net income as reported                                                                  $ 3,928       $ 4,527       $ 4,322
  Pro forma provision for income taxes (4)                                                    512         1,675         1,599
-----------------------------------------------------------------------------------------------------------------------------------
  Pro forma net income                                                                    $ 3,416       $ 2,852       $ 2,723
-----------------------------------------------------------------------------------------------------------------------------------
  Pro forma net income per share                                                            $0.59         $0.64
-----------------------------------------------------------------------------------------------------------------
  Pro forma weighted average number of
    common shares and common stock
    equivalent shares outstanding (5)                                                       5,801         4,438
-----------------------------------------------------------------------------------------------------------------

RESTAURANT DATA:
Units open at end of period:
  Bruegger's Bagel Bakery Division:
    Company-owned                                                 100            12              3             -            -
    Franchised                                                    325             -              -             -            -
  Grady's American Grill                                           42             -              -             -            -
  Italian Dining Division                                           6             5              1             -            -
  Burger King                                                      63            59             48            44           44
  Chili's Grill & Bar                                              22            18              8             4            2
-----------------------------------------------------------------------------------------------------------------------------------
    Totals                                                        558            94             60            48           46
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA:
  Working capital deficiency                                 $ (1,387)     $ (1,826)      $(1,894)      $  (888)      $  (751)
  Total assets                                                388,014        99,247        43,273        24,946        22,671
  Long-term debt, capitalized lease
     and non-competition obligations                           85,046        14,298         7,492        16,621        15,666
  Total stockholders' equity                                  269,123        71,401        26,582         3,761         3,014

(1) All fiscal years presented consisted of 52 weeks with the exception of the fiscal year ended October 31, 1993, which consisted of 53 weeks.
(2) The selected income statement data include the operations of Bruegger's Corporation from June 7, 1996; the Grady's American Grill restaurants from December 21, 1995; SHONCO, Inc. and certain affiliated companies from August 14, 1995; and Grayling Corporation and certain affiliated companies from November 10, 1994. See Note 14 to the consolidated financial statements.
(3) Operating income for the fiscal year ended October 27, 1996 includes restructuring and integration charges of $1.9 million associated with costs related to the acquisitions of the Grady's American Grill concept and restaurants and Spageddies Italian Kitchen concept and $8.0 million associated with costs related to the acquisition of Bruegger's Corporation.
(4) Reflects federal and state income taxes (assuming a 37% effective tax rate) as if the Company had been taxed as a C Corporation rather than an S Corporation during these entire periods. See Note 2 to the consolidated financial statements.
(5)  See Note 2 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For an understanding of the significant factors that influenced the Company's performance during the past three fiscal years, the following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere in this Annual Report.

RESULTS OF OPERATIONS
The following table reflects the percentages that certain items of revenue and expense bear to total revenues, except restaurant operating expenses, which are expressed as a percentage of total restaurant sales.

---------------------------------------------------------------------------------------------------------------------
                                                                               Fiscal Year Ended
                                                                 OCTOBER 27,      October 29,     October 30,
                                                                    1996             1995            1994
----------------------------------------------------------------------------------------------------------------------
Revenues:
Restaurant sales:
  Bruegger's Bagel Bakery                                            10.9%            5.0%             0.3%
  Grady's American Grill                                             35.8               -                -
  Italian Dining Division                                             3.5             4.5              0.3
  Burger King                                                        29.9            54.2             77.2
  Chili's Grill & Bar                                                17.7            36.3             22.2
----------------------------------------------------------------------------------------------------------------------
Total restaurant sales                                               97.8           100.0            100.0
  Franchise related revenue                                           2.2               -                -
----------------------------------------------------------------------------------------------------------------------
Total revenues                                                      100.0           100.0            100.0
----------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Restaurant operating expenses (as % of restaurant sales):
    Food and beverage                                                31.1            29.6             28.9
    Payroll and benefits                                             28.5            25.8             25.1
    Depreciation and amortization                                     5.0             4.8              4.0
    Other operating expenses                                         22.5            22.9             23.9
----------------------------------------------------------------------------------------------------------------------
Total restaurant operating expenses                                  87.1            83.1             81.9
  General and administrative                                          5.1             5.4              6.3
  Amortization of intangibles                                         1.1             0.7              0.1
  Restructuring and integration costs                                 4.2               -                -
----------------------------------------------------------------------------------------------------------------------
Total operating expenses                                             95.5            89.2             88.3
----------------------------------------------------------------------------------------------------------------------
Operating income                                                      4.5            10.8             11.7
----------------------------------------------------------------------------------------------------------------------
Other income (expense):
  Interest expense                                                   (2.7)           (2.5)            (2.1)
  Gain (loss) on sale of property and equipment                        -              0.3             (0.1)
  Interest income                                                     0.1             0.1              0.2
  Other income                                                        0.1               -                -
----------------------------------------------------------------------------------------------------------------------
Total other expense, net                                             (2.5)           (2.1)            (2.0)
----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                            2.0             8.7              9.7
Income taxes                                                          0.9             3.1              3.6
----------------------------------------------------------------------------------------------------------------------
Net income                                                            1.1%            5.6%             6.1%
----------------------------------------------------------------------------------------------------------------------
Pro forma income data:
  Net income as reported                                                                               6.1%
  Pro forma provision for income taxes                                                                 0.8
---------------------------------------------------------------------------------------------------------------------
  Pro forma net income                                                                                 5.3%
----------------------------------------------------------------------------------------------------------------------

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

Total revenues reached $237.6 million in fiscal 1996, an increase of 126% compared to $105.3 million reported in fiscal 1995. In addition to restaurant sales, total revenues in fiscal 1996 include $5.3 million of franchise related revenues from the Company's retail bagel bakery operations. Franchise related revenues consist of royalties on franchised restaurant sales, franchise and development fees, net commissary revenue, interest income and other miscellaneous fees from franchised operations.

Restaurant sales in fiscal 1996 increased 121% to $232.4 million, compared to $105.3 million in fiscal 1995. This increase was primarily attributable to sales generated by newly opened and acquired restaurants in fiscal 1996. New Company-owned restaurants open at the conclusion of fiscal 1996 that were not open during the full fiscal year 1995 include: 97 Bruegger's Bagel Bakeries, 68 of which were acquired on June 7, 1996 in the acquisition of Bruegger's Corporation; 42 Grady's American Grill restaurants, which were purchased on December 21, 1995; 17 Burger King restaurants; 14 Chili's Grill & Bar restaurants; four Spageddies Italian Kitchen restaurants; and one Papa Vino's Italian Kitchen restaurant. (See Note 14 to the consolidated financial statements for additional information regarding acquisitions.)

Total restaurant operating expenses were $202.5 million in fiscal 1996, compared to $87.5 million in fiscal 1995. As a percentage of restaurant sales, total restaurant operating expenses increased from 83.1% in fiscal 1995 to 87.1% in fiscal 1996 for the following reasons:

Food and beverage costs amounted to $72.2 million, or 31.1% of total restaurant sales in fiscal 1996, compared to $31.2 million or 29.6 % of total restaurant sales in fiscal 1995. This increase was primarily attributable to higher food costs associated with the Grady's American Grill restaurants, which were acquired in the first quarter of fiscal 1996, compared to the food costs of the Company's other concepts.

Payroll and benefits were $66.2 million in fiscal 1996, compared to prior-year levels of $27.2 million. As a percentage of total restaurant sales, payroll and benefits increased from 25.8% in fiscal 1995 to 28.5% in fiscal 1996, primarily as a result of the Company operating an increased number of full service and new Bruegger's restaurants. These units typically operate at higher labor costs than the Company's more mature Bruegger's and Burger King restaurants.

Depreciation and amortization increased $6.5 million to $11.6 million in fiscal 1996. As a percentage of total restaurant sales, depreciation and amortization increased to 5.0% in fiscal 1996 from 4.8% in fiscal 1995, due to newly opened units in the fiscal year.

Other restaurant operating expenses include rent and utilities, royalties, promotional expense, repairs and maintenance, property taxes and insurance. Other restaurant operating expenses were $52.5 million in fiscal 1996 compared to $24.1 million in 1995. Other restaurant operating expenses as a percentage of total restaurant sales, however, declined in fiscal 1996 to 22.5% from 22.9% in fiscal 1995. This decrease was primarily due to effective cost control at the restaurant level and an increase in the mix of owned restaurants versus leased properties resulting in lower rent expense as a percentage of total restaurant sales.

General and administrative expenses, which includes corporate and district management costs, were $12.0 million in fiscal 1996, compared to $5.7 million in fiscal 1995. As a percentage of total revenues, general and administrative expenses decreased to 5.1% in fiscal 1996 from 5.4% in fiscal 1995. This decrease was primarily due to the beneficial leverage derived from increased sales at the Company's new and acquired restaurants.

Amortization of intangibles was $2.5 million in fiscal 1996, compared to $0.7 million in fiscal 1995. The increase was due to the amortization of intangible assets related to the acquisitions of Bruegger's Corporation and Grady's American Grill.

During fiscal 1996, the Company recorded special pre-tax charges for restructuring and integration costs related to the acquisitions of Bruegger's Corporation ($8.0 million) and the Grady's American Grill concept and restaurants and the Spageddies Italian Kitchen concept ($1.9 million). In connection with the Bruegger's acquisition, the charge represents costs associated with combining and integrating administrative functions and recruiting and relocating new employees, franchise related costs, and legal and professional fees. The Company also accrued an additional $6.0 million as part of the cost of the acquisition for facility closures, restaurant remodeling and relocation and severance packages for personnel. Through fiscal 1996, $4.9 million of these costs have been incurred, of which $3.5 million were cash payments and $1.4 million were non-cash charges, primarily for the write down of assets. The Company expects to complete these actions in fiscal 1997. At October 27, 1996, $9.0 million related to the Bruegger's integration costs remained in accrued liabilities. The Grady's American Grill and Spageddies charge represents the integration of computer systems, employee transition costs, recruitment and relocation costs, and legal and professional fees. At October 27, 1996, substantially all costs related to the Grady's American Grill and Spageddies charge had been incurred.

Operating income was $10.6 million in fiscal 1996 compared to $11.4 million in fiscal 1995. The special charges noted above were the primary reason for the decline in operating income. Excluding the special charges, operating income would have increased 81% in fiscal 1996 to $20.6 million, primarily as a result of increased revenues from acquisitions and new store openings.

Total other expenses, as a percentage of total revenues, increased to 2.5% in fiscal 1996 compared to 2.1% in fiscal 1995. This increase was primarily attributable to higher interest costs arising from increased borrowings under the Company's revolving credit facility to fund acquisitions and new restaurant openings.

Income taxes in fiscal 1996 decreased to $2.0 million from $3.2 million in fiscal 1995 due to lower pre-tax income in fiscal 1996, resulting primarily from the special charges noted above. The Company's effective income tax rate in fiscal 1996 increased to 42.8% from 35.5% in fiscal 1995, primarily due to the nondeductible goodwill amortization resulting from the Bruegger's acquisition.

Net income in fiscal 1996 was $2.7 million compared to $5.9 million in fiscal 1995. In fiscal 1996, net income as a percentage of total revenues decreased to 1.1%, compared to 5.6% in fiscal 1995. Strong revenue growth in fiscal 1996 was more than offset by the special charges noted above and increased costs associated with a change in restaurant mix to a higher number of full service restaurants.

FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

Restaurant sales in fiscal 1995 were $105.3 million, an increase of 64% over restaurant sales of $64.4 million in fiscal 1994. This increase was primarily attributable to sales generated by restaurants operating in fiscal 1995 that were not operating during fiscal 1994. New restaurants open at the conclusion of fiscal 1995 that were not open during the full fiscal year in 1994 include: 14 Chili's restaurants, eight of which were acquired in November, 1994, as a result of the acquisition of Grayling Corporation (see Note 14 to the consolidated financial statements); 12 Bruegger's Bagel Bakeries; 17 Burger King restaurants, eight of which were acquired in August, 1995 in the SHONCO acquisition; and five Spageddies Italian Kitchen restaurants.

Total restaurant operating expenses were $87.5 million in fiscal 1995, a 66% increase over the $52.7 million reported in fiscal 1994. As a percentage of restaurant sales, total restaurant operating expenses increased from 81.9% in fiscal 1994 to 83.1% in fiscal 1995.

Food and beverage costs increased $12.6 million to $31.2 million in fiscal 1995, an increase of 68% from fiscal 1994. As a percentage of total restaurant sales, food and beverage costs increased from 28.9% in fiscal 1994 to 29.6% in fiscal 1995. This increase was attributable to higher costs for lettuce and other produce incurred primarily during the second quarter of fiscal 1995 and to the relatively higher food and beverage costs associated with the increased number of full service restaurants and Bruegger's Bagel Bakeries operated by the Company.

Payroll and benefits were $27.2 million in fiscal 1995, an increase of 68% over $16.2 million incurred in fiscal 1994. As a percentage of total restaurant sales, payroll and benefits increased from 25.1% in fiscal 1994 to

25.8% in fiscal 1995, primarily as a result of the Company operating an increased number of Chili's, Spageddies and Bruegger's restaurants. These concepts typically operate at higher rates of payroll than the Company's Burger King restaurants.

Depreciation and amortization was $5.1 million in fiscal 1995, compared to $2.6 million in fiscal 1994. As a percentage of total restaurant sales, depreciation and amortization increased from 4.0% in fiscal 1994 to 4.8% in fiscal 1995. These increases were primarily attributable to higher costs of newly opened units and a substantial number of acquired restaurants.

Other restaurant operating expenses were $24.1 million in fiscal 1995, an increase of 57% over the $15.4 million in fiscal 1994. As a percentage of total restaurant sales, other restaurant operating expenses decreased from 23.9% in fiscal 1994 to 22.9% in fiscal 1995. This decrease was primarily due to higher sales at the Burger King restaurants, effective cost control at the restaurant level, and an increase in the mix of owned restaurants versus leased properties resulting in lower rent expense as a percentage of total restaurant sales.

General and administrative expenses, which includes corporate and district management costs, totaled $5.7 million in fiscal 1995, an increase of 40% over $4.1 million in fiscal 1994. As a percentage of total restaurant sales, general and administrative expenses decreased from 6.3% in fiscal 1994 to 5.4% in fiscal 1995. This decrease was primarily attributable to the beneficial leverage derived from increased sales at the Company's new and acquired restaurants.

Operating income increased $3.9 million to $11.4 million in fiscal 1995, a 52% increase over fiscal 1994. As a percentage of total revenues, operating income decreased from 11.7% in fiscal 1994 to 10.8% in fiscal 1995 as a net result of the factors described above.

Total other expense increased $1.0 million in fiscal 1995 compared to fiscal 1994. This increase was primarily attributable to higher interest expense associated with increased borrowings under the Company's revolving credit facility to fund new restaurant openings and acquisitions. On July 10, 1995, the Company completed the sale of two Burger King restaurants to a related party for $850,000 consisting of $600,000 in cash and 20,000 shares of the Company's common stock valued at $250,000. The Company realized a gain on the sale of $350,000 or $.03 per share. As a percentage of total revenues, other expenses increased from 2.0% in fiscal 1994 to 2.1% in fiscal 1995.

Income taxes in fiscal 1995 increased to $3.2 million from $2.8 million (including a $0.5 million pro forma provision for income taxes) in fiscal 1994 due to higher pre-tax income in fiscal 1995. The Company's effective income tax rate in fiscal 1994 was 45.4% compared to 35.5% in fiscal 1995. The decrease in the effective tax rate was due principally to a non-recurring charge of $546,000 required during the second quarter of fiscal 1994 to establish a provision for deferred income taxes upon termination of the Company's S Corporation status. Excluding the non-recurring charge, the Company's effective income tax rate in fiscal 1994 was 36.7%.

Net income was $5.9 million in fiscal 1995 compared to $3.9 million in fiscal 1994. As a percentage of total revenues, net income decreased to 5.6% in fiscal 1995 from 6.1% in fiscal 1994, as a net result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


The following table summarizes the Company's principal sources and uses of cash:

(Dollars in thousands)
--------------------------------------------------------------------------------
                                                   Fiscal Year Ended
                                        OCTOBER 27,    October 29,   October 30,
                                           1996           1995          1994
--------------------------------------------------------------------------------

Net cash provided by operations           $ 14,464      $ 12,908      $  8,222
Nonoperating sources of cash:
 Proceeds from sale of common stock, net    59,755        31,688        25,458
 Borrowings of long-term debt              218,285        37,721         6,000
Nonoperating uses of cash:
 Acquisitions of businesses, net of cash
   acquired                                (77,168)      (23,472)            -
 Purchase of property and equipment        (41,135)      (25,357)      (14,574)
 Repayment of long-term debt              (163,223)      (30,308)      (14,200)
 Increase in notes receivable              (10,025)            -             -

     Cash flow generated from restaurant operations provides the Company with a significant source of liquidity. Approximately 35%, 51% and 56% of the funds required to construct restaurants and purchase other property and equipment were generated by operating activities during fiscal 1996, 1995 and 1994, respectively.

     Increases in current assets and current liabilities are due in large part to new restaurants opened during fiscal 1996. The Company is able to operate effectively with negative working capital because substantially all sales are for cash and costs are generally payable in 15 - 45 days. Similar increases in current assets and current liabilities are expected as the Company continues its aggressive restaurant development program.

     On April 26, 1996, the Company amended its existing revolving credit facility. The facility, as amended, provides for borrowings up to a maximum of $150 million. The interest rate paid by the Company is the adjusted LIBOR rate plus 1.5% (6.9375% at October 27, 1996). The loan agreement expires on April 26, 1999 and is unsecured. As of October 27, 1996, there was $78.6 million outstanding under this revolving credit facility. (See Note 9 to the consolidated financial statements.)

     The Company's primary cash requirements in fiscal 1997 will be to finance capital expenditures in connection with the opening of new restaurants and for general working capital purposes. The Company's capital expenditures budget is expected to range from $35 million to $60 million for fiscal 1997. During fiscal 1997, the Company anticipates opening 50 to 100 Company-owned Bruegger's Bagel Bakeries, one or two Grady's American Grill restaurants, one or two Italian Dining restaurants, three to five Burger King restaurants and three to five Chili's. The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new restaurants opened and the land acquisition costs associated with such restaurants. With the exception of Bruegger's Bagel Bakeries, the Company expects to own the real estate for most of the new restaurants, leasing only when purchasing is not feasible.

     The Company anticipates that its cash flow from operations, together with amounts available under its revolving credit agreement, will be sufficient to fund its planned internal expansion and other internal operating cash requirements through the end of fiscal 1997.

     If the Company's Bruegger's franchisees are to continue their aggressive development of Bruegger's Bagel Bakeries, they must secure significant additional financing. The Company is considering various alternative programs to provide necessary financing to certain Bruegger's franchisees to enable them to execute their development plans. Any such program will likely require the Company to secure additional debt or equity funds. Although the Company believes that it will be able to implement such a program on terms acceptable to the Company and such franchisees, there can be no assurance thereof. In the absence of an acceptable program, the continued development of new bakeries by the Company's Bruegger's franchisees could be adversely affected.

IMPACT OF INFLATION

     Management does not believe that inflation has had a material effect on the Company's operations during the past several years. Increases in labor, food, and other operating costs could adversely affect the Company's operations. In the past, however, the Company generally has been able to modify its operating procedures or increase menu prices to substantially offset increases in its operating costs.






     This report contains certain forward-looking statements, including statements about the Company's development plans, that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the availability and cost of suitable locations for new restaurants; the availability of capital to the Company and its franchisees; the ability of the Company and its franchisees to develop and operate their restaurants; the hiring, training and retention of skilled management and other restaurant personnel; the integration and assimilation of acquired concepts; the ability to upgrade the Company's infrastructure to support its operations and development plans; the overall success of the Company's franchisors; the ability to obtain the necessary government approvals and third-party consents; and changes in governmental regulations, including increases in the minimum wage.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

QUALITY DINING, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
------------------------------------------------------------------------------
                                                     OCTOBER 27,   October 29,
                                                        1996          1995
------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                            $    444      $  5,639
  Accounts receivable                                     4,518           599
  Accounts and note receivable, related parties          11,651             -
  Note receivable                                         3,585             -
  Inventories                                             3,082           825
  Deferred income taxes                                   1,996            23
  Other current assets                                    3,438         1,352
------------------------------------------------------------------------------
Total current assets                                     28,714         8,438
------------------------------------------------------------------------------
Property and equipment, net                             177,044        63,209
------------------------------------------------------------------------------
Other assets:
  Franchise fees and development costs, net              10,406        10,698
  Goodwill, net                                         152,195        10,216
  Trademarks, net                                        13,082             -
  Pre-opening costs and non-competition agreements,
    net                                                   2,463         1,709
  Liquor licenses, net                                    2,876         2,131
  Investment in redeemable preferred stock                    -         2,625
  Other                                                   1,234           221
------------------------------------------------------------------------------
Total other assets                                      182,256        27,600
------------------------------------------------------------------------------
Total assets                                           $388,014      $ 99,247
------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capitalized lease and
    non-competition obligations, principally
    to related parties                                 $    451      $    360
  Current portion of redeemable preferred
    stock subscription payable                                -           375
  Accounts payable                                        8,231         4,111
  Accounts payable, related parties                         300         1,076
  Accrued liabilities                                    21,119         3,631
  Income taxes payable                                        -           711
------------------------------------------------------------------------------
Total current liabilities                                30,101        10,264
Long-term debt                                           78,610         7,413
Capitalized lease and non-competition
 obligations, principally to related
 parties, less current portion                            6,436         6,885
Redeemable preferred stock subscription
 payable, less current portion                                -           875
Deferred income taxes                                     3,744         2,409
------------------------------------------------------------------------------
Total liabilities                                       118,891        27,846
------------------------------------------------------------------------------
Commitments and contingencies
 (Notes 11, 12 and 13)
Stockholders' equity:
  Preferred stock, without par value:
    5,000,000 shares authorized; none issued
  Common stock, without par value: 50,000,000
    shares authorized; 16,929,035 and 8,856,520
    shares issued, respectively                              28            28
  Additional paid-in capital                            258,242        63,190
  Retained earnings                                      11,103         8,433
------------------------------------------------------------------------------
                                                        269,373        71,651
    Less treasury stock, at cost, 20,000 shares             250           250
------------------------------------------------------------------------------
Total stockholders' equity                              269,123        71,401
------------------------------------------------------------------------------
Total liabilities and stockholders' equity             $388,014      $ 99,247
------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

QUALITY DINING, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
--------------------------------------------------------------------------------------------------
                                                                  Fiscal Year Ended
                                                  OCTOBER 27,        October 29,       October 30,
                                                     1996               1995              1994
--------------------------------------------------------------------------------------------------
Revenues:
Restaurant sales:
 Bruegger's Bagel Bakery                           $ 25,967            $  5,270           $   191
 Grady's American Grill                              85,101                   -                 -
 Italian Dining Division                              8,388               4,741               174
 Burger King                                         70,987              57,013            49,716
 Chili's Grill & Bar                                 41,913              38,267            14,286
--------------------------------------------------------------------------------------------------
Total restaurant sales                              232,356             105,291            64,367
 Franchise related revenue                            5,274                   -                 -
--------------------------------------------------------------------------------------------------
Total revenues                                      237,630             105,291            64,367
--------------------------------------------------------------------------------------------------
Operating expenses:
 Restaurant operating expenses:
  Food and beverage                                  72,201              31,176            18,576
  Payroll and benefits                               66,176              27,191            16,190
  Depreciation and amortization                      11,635               5,109             2,610
  Other operating expenses                           52,452              24,057            15,351
--------------------------------------------------------------------------------------------------
Total restaurant operating expenses                 202,464              87,533            52,727
 General and administrative                          12,047               5,706             4,065
 Amortization of intangibles                          2,537                 682                83
 Restructuring and integration costs                  9,938                   -                 -
--------------------------------------------------------------------------------------------------
Total operating expenses                            226,986              93,921            56,875
--------------------------------------------------------------------------------------------------
Operating income                                     10,644              11,370             7,492
--------------------------------------------------------------------------------------------------
Other income (expense):
 Interest expense                                    (6,340)             (2,699)           (1,314)
 Gain (loss) on sale of property and equipment            4                 343               (59)
 Interest income                                        206                 127               155
 Other income (expense), net                            154                 (12)              (14)
--------------------------------------------------------------------------------------------------
Total other expense                                  (5,976)             (2,241)           (1,232)
--------------------------------------------------------------------------------------------------
Income before income taxes                            4,668               9,129             6,260
Income taxes                                          1,998               3,240             2,332
--------------------------------------------------------------------------------------------------
Net income                                         $  2,670            $  5,889           $ 3,928
--------------------------------------------------------------------------------------------------
Net income per share                                  $0.23               $0.85
-------------------------------------------------------------------------------
Weighted average shares outstanding                  11,855               6,925
-------------------------------------------------------------------------------
Pro forma income data (unaudited):
  Net income as reported                                                                  $ 3,928
  Pro forma provision for income taxes                                                        512
--------------------------------------------------------------------------------------------------
  Pro forma net income                                                                    $ 3,416
--------------------------------------------------------------------------------------------------
  Pro forma net income per share                                                            $0.59
--------------------------------------------------------------------------------------------------

  Pro forma weighted average number of
  common shares and common stock
  equivalent shares outstanding                                                             5,801
--------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

QUALITY DINING, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)
--------------------------------------------------------------------------------------------------------------------
                                                                      Additional                           Total
                                                  Preferred   Common   Paid-in   Retained   Treasury   Stockholders'
                                                    Stock      Stock   Capital    Earnings    Stock        Equity
--------------------------------------------------------------------------------------------------------------------
Balance, November 1, 1993                         $    -       $26    $    129    $ 3,606      $ -         $  3,761
   Net income, fiscal 1994                             -         -           -      3,928        -            3,928
   S Corporation distributions                         -         -           -     (6,567)       -           (6,567)
   Issuance of common stock                            -         2           -          -        -                2
   Proceeds from sale of common stock,
    net of offering expenses                           -         -      25,458          -        -           25,458
   Reclassification of S Corporation deficit           -         -      (1,577)     1,577        -                -
-------------------------------------------------------------------------------------------------------------------
Balance, October 30, 1994                              -        28      24,010      2,544        -           26,582
   Net income, fiscal 1995                             -         -           -      5,889        -            5,889
   Issuance of common stock in acquisitions:
        Grayling                                       -         -       3,350          -        -            3,350
        SHONCO                                         -         -       4,000          -        -            4,000
   Proceeds from sale of common stock,
    net of offering expenses                           -         -      31,688          -        -           31,688
   Exercise of stock options                           -         -         129          -        -              129
   Tax benefit arising from the exercise
    of stock options                                   -         -          13          -        -               13
   Treasury stock acquired                             -         -           -          -       (250)          (250)
-------------------------------------------------------------------------------------------------------------------
Balance, October 29, 1995                              -        28      63,190      8,433       (250)        71,401
   Net income, fiscal 1996                             -         -           -      2,670        -            2,670
   Bruegger's acquisition:
    Issuance of common stock                           -         -     123,051          -        -          123,051
    Issuance of preferred stock                      11,780      -           -          -        -           11,780
    Exchange of preferred stock for common stock    (10,115)     -      10,115          -        -                -
  Redemption of preferred stock                      (1,665)     -           -          -        -           (1,665)
  Proceeds from sale of common stock,
    net of offering expenses                           -         -      59,755          -        -           59,755
  Exercise of stock options                            -         -       1,228          -        -            1,228
  Tax benefit arising from the exercise
    of stock options                                   -         -         903          -        -              903
-------------------------------------------------------------------------------------------------------------------
Balance, October 27, 1996                         $    -       $28    $258,242    $11,103      $(250)      $269,123
-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

QUALITY DINING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
--------------------------------------------------------------------------------------------------------------
                                                                                 Fiscal Year Ended
                                                                        OCTOBER 27,   October 29,  October 30,
                                                                          1996           1995           1994
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net  income                                                           $   2,670      $  5,889      $  3,928
 Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization of property and equipment             9,836         4,008         2,221
       Amortization of other assets                                        5,192         1,991           549
       (Gain) loss on sale of property and equipment                          (4)         (343)           59
       Deferred income taxes                                                  42           413           623
 Changes in operating assets and liabilities, excluding
    effects of acquisitions and dispositions:
       Accounts receivable                                                (4,609)         (243)         (179)
       Inventories                                                          (796)         (182)         (146)
       Other current assets                                               (1,319)         (707)         (149)
       Accounts payable                                                      603         1,012           897
       Accrued liabilities                                                 2,657           994          (215)
       Income taxes payable                                                  192            76           634
------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 14,464        12,908         8,222
------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Acquisitions of businesses, net of cash acquired                        (77,168)      (23,472)            -
 Proceeds from sales of property and equipment                                 4           598           736
 Purchase of property and equipment                                      (41,135)      (25,357)      (14,574)
 Purchase of redeemable preferred stock                                        -          (375)         (750)
 Repayment of stockholder notes receivable                                     -             -           623
 Increase in notes receivable                                            (10,025)            -             -
 Payment of other assets                                                  (3,960)       (1,799)       (1,806)
 Other, net                                                               (1,147)         (101)           34
------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                  (133,431)      (50,506)      (15,737)
------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
 Proceeds from sale of common stock, net                                  59,755        31,688        25,458
 Proceeds from exercise of stock options                                   1,228           129             -
 Borrowings of long-term debt                                            218,285        37,721         6,000
 Repayment of long-term debt                                            (163,223)      (30,308)      (14,200)
 Repayment of capitalized lease and non-competition obligations             (358)         (196)         (172)
 Payment of redeemable preferred stock subscription payable                 (250)         (250)            -
 Redemption of preferred stock                                            (1,665)            -             -
 Repayment of stockholder notes payable                                        -             -        (3,158)
 S Corporation distributions paid                                              -             -        (4,138)
------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                113,772        38,784         9,790
------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                      (5,195)        1,186         2,275
Cash and cash equivalents, beginning of year                               5,639         4,453         2,178
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                 $     444      $  5,639      $  4,453
------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for interest, net of amounts capitalized                    $   6,131      $  2,687      $  1,376
 Cash paid for income taxes                                                2,850         2,665         1,075
NONCASH INVESTING AND FINANCING ACTIVITIES:
 Acquisition of redeemable preferred stock                                     -           500         1,000
 Property and equipment purchased and
    related liability included in accounts payable                         2,075         1,288         1,592
 Common stock issued in acquisitions                                     123,051         7,350             -
 Preferred stock issued in acquisition                                    11,780             -             -
 Long-term debt assumed in acquisition                                    16,135             -             -
 Treasury stock acquired in disposition of restaurants                         -           250             -
 Non-competition agreement                                                     -           510             -
 Note receivable acquired in disposition of restaurants                    3,500             -             -

The accompanying notes are an integral part of the consolidated financial statements.

Quality Dining, Inc.
Notes to Consolidated Financial Statements

{1}  NATURE OF BUSINESS, REORGANIZATION AND PUBLIC OFFERINGS

NATURE OF BUSINESS - Quality Dining, Inc. and its subsidiaries (the "Company") develop and operate both quick service and full service restaurants throughout the United States. The Company owns, operates and franchises Bruegger's Bagel Bakeries. As of October 27, 1996, there were 425 retail bagel bakeries, of which 325 were operated by franchisees and 100 were Company-owned and operated. The Company owns and operates 42 Grady's American Grill restaurants, five restaurants under the trade name of Spageddies Italian Kitchen and one restaurant under the trade name Papa Vino's Italian Kitchen. The Company also operates, as a franchisee, 63 Burger King restaurants and 22 Chili's Grill & Bar restaurants.

REORGANIZATION - On December 17, 1993, in connection with the initial public offering of the Company's common stock described below, the Company's Board of Directors and stockholders adopted Restated Articles of Incorporation and authorized the reorganization of the Company. Under the Company's Restated Articles of Incorporation, the Company's authorized capital stock consists of 50 million shares of common stock and five million shares of preferred stock, each without par value. In addition, the Company's Board of Directors authorized a 7,869.1-for-one stock split of the common stock effected as a stock dividend on December 17, 1993.

     The Company's Board of Directors also adopted a share exchange and reorganization agreement dated as of December 17, 1993 (the "Reorganization Agreement") among the Company, certain of its affiliated companies and their respective stockholders. Pursuant to the Reorganization Agreement, on March 1, 1994 the Company acquired all of the outstanding shares of capital stock of the affiliated companies in a share exchange transaction under which additional shares of the Company's common stock were issued to the stockholders of the affiliated companies in exchange for all of their capital stock in the affiliated companies.

     The authorization of the common and preferred stock and effects of the stock split and the reorganization have been reflected retroactively in the accompanying consolidated financial statements as if the share exchange and related mergers had been consummated at the beginning of the earliest period presented.

PUBLIC OFFERINGS - On March 8, 1994, the Company completed an initial public offering of 2,471,250 shares of its common stock at $11.50 per share. Net of underwriting fees and offering expenses, proceeds to the Company amounted to $25.5 million. On October 16, 1995, the Company completed a second public offering consisting of 1,771,288 shares of its common stock at $19.25 per share. Net of underwriting fees and offering expenses, proceeds to the Company aggregated $31.7 million. On July 31, 1996, the Company completed a third public offering consisting of 2,541,595 shares of its common stock at $25.00 per share. Net of underwriting fees and offering expenses, proceeds to the Company aggregated $59.8 million.

{2}  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR - The Company maintains its accounts on a 52/53 week fiscal year ending the last Sunday in October. The fiscal years ended October 27, 1996 (fiscal 1996), October 29, 1995 (fiscal 1995) and October 30, 1994 (fiscal 1994) each contained 52 weeks.

BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of Quality Dining, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Investments in unconsolidated affiliates are accounted for using the equity method.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVENTORIES - Inventories consist primarily of restaurant food and supplies and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

PROPERTY AND EQUIPMENT - Property and equipment, including capitalized leased properties, are stated at cost. Depreciation and amortization are being recorded on the straight-line method over the estimated useful lives of the related assets, which range from three to 31 1/2 years, or the terms of the related leases, if shorter. Upon the sale or disposition of property and equipment, the asset cost and related accumulated depreciation is removed from the accounts and any resulting gain or loss is included in income. Normal repairs and maintenance costs are expensed as incurred.

GOODWILL AND TRADEMARKS - Goodwill arising from the excess of the purchase price over the acquired tangible and intangible net assets acquired in acquisitions and trademarks are being amortized on a straight-line basis, principally over 40 years. Accumulated amortization of goodwill as of October 27, 1996 and October 29, 1995 was $2,455,801 and $546,835, respectively. Accumulated amortization of trademarks as of October 27, 1996 was $281,287 (none at October 29, 1995). The Company reviews the carrying value of these recorded assets whenever events or changes in circumstances warrant, and measures the potential impairment by comparing the carrying value of the asset to the expected undiscounted net future cash inflows resulting from the assets to which the intangible relates. Management believes that no impairment of goodwill and trademarks has occurred and that no reduction of the estimated useful life is warranted.

FRANCHISE FEES AND DEVELOPMENT COSTS - The Company's Burger King and Chili's franchise agreements require the payment of a franchise fee for each restaurant opened. Franchise fees are deferred and amortized on the straight-line method over the lives of the respective franchise agreements. Development costs paid to the respective franchisors are deferred and expensed in the period the related restaurants are opened. The excess of the purchase price over the acquired tangible and intangible assets acquired in the SHONCO acquisition has been allocated to franchise rights (see Note 14). The franchise agreements generally provide for a term of 20 years with renewal options upon expiration. Accumulated amortization of franchise fees and development costs as of October 27, 1996 and October 29, 1995 was $1,702,510 and $1,050,572, respectively.

FRANCHISE RELATED REVENUE RECOGNITION - Franchise related revenue includes royalties, franchise fees, development fees, net commissary revenue, interest income and other miscellaneous fees related to the Company's bagel business. Franchisees are required to pay monthly royalties, generally 4% to 5% of restaurant sales, which the Company recognizes as earned. Each franchisee also pays an initial franchise fee for each bakery opened. Development fees, which result from area development agreements with franchisees, are deferred and recognized as revenue when all material conditions have been substantially completed by the Company, which generally occurs when the bakeries under the related area development agreements are opened. Deferred development fees at October 27, 1996 were $770,000. Net commissary revenue results from products sold to franchisees from Company-owned commissaries. Interest income results from the Company's notes receivable from franchisees.

ADVERTISING - The Company maintains an advertising fund for national and regional advertising for the Bruegger's Bagel Bakery ("Bruegger's") concept. The advertising fund collects fees paid by Company-owned and franchised bakeries, and disburses funds relating to costs associated with maintaining, administering and preparing advertising, marketing, public relations and promotional programs for the Bruegger's concept. Contributions to the fund are based on a specified percentage of sales, generally 2% to 4%. Such contributions are recorded as earned and have been reflected as a reduction of advertising expenses in the 1996 consolidated statement of income. The Company incurs advertising expense related to its other concepts under franchise agreements (see Note 5) or through local advertising. Advertising costs are expensed at the time the related advertising first takes place. Advertising costs for all concepts were $4.6 million, $2.9 million and $2.8 million for fiscal years 1996, 1995 and 1994, respectively.

PRE-OPENING COSTS - Direct costs incurred in connection with opening new restaurants are deferred and amortized on a straight-line basis over a 12-month period following the opening of a restaurant. Amortization of pre-opening costs aggregated $1,848,021, $1,007,320 and $248,264 for fiscal years 1996, 1995 and
1994, respectively.

LIQUOR LICENSES - Costs incurred in securing liquor licenses for the Company's restaurants and the fair value of liquor licenses acquired in acquisitions are capitalized and amortized on a straight-line basis, principally over 20 years. Accumulated amortization of liquor licenses as of October 27, 1996 and October 29, 1995 was $269,752 and $146,157, respectively.

COMPUTER SOFTWARE COSTS - Costs of purchased and internally developed computer software are capitalized and amortized over a five-year period using the straight-line method. As of October 27, 1996 and October 29, 1995, capitalized computer software costs, net of related accumulated amortization, aggregated $1,707,512 and $406,957, respectively. Amortization of computer software costs was $197,472 for fiscal year 1996. Amortization of computer software costs in fiscal 1995 and 1994 was not significant.

CAPITALIZED INTEREST - Interest costs capitalized during the construction period of new restaurants were $233,837 and $137,545 for fiscal years 1996 and 1995, respectively. No interest was capitalized in fiscal 1994.

INCOME TAXES - In connection with the reorganization on March 1, 1994, the Company terminated its S Corporation status and became taxable as a C Corporation. On that date, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Upon termination of the Company's S Corporation status and adoption of SFAS No. 109, the Company established a net deferred tax liability of $546,000 representing the tax effect of cumulative temporary differences as of that date (see Note 7).

     The consolidated statements of income for the fiscal years ended October 27, 1996 and October 29, 1995 include a provision for income taxes for the entire period. Prior to March 1, 1994, the Company (or its predecessors) had elected to be taxed under Subchapter S of the Internal Revenue Code. As a result of the election, federal and state income taxes on the net income of the Company were payable personally by the stockholders. The consolidated statement of income for the fiscal year ended October 30, 1994 includes a provision for federal and state income taxes only for the period March 1, 1994 through October 30, 1994. Accordingly, a pro forma provision for federal and state income taxes, using a 37% effective rate, is presented for the period November 1, 1993 through February 28, 1994 as if the Company were taxed as a C Corporation for the entire fiscal year.

CONCENTRATIONS OF CREDIT RISK - Financial instruments, which potentially subject the Company to credit risk, consist primarily of cash and cash equivalents and notes receivable (see Notes 13 and 14). Substantially all of the Company's cash and cash equivalents at October 27, 1996 are concentrated with a bank located in Michigan City, Indiana.

CASH AND CASH EQUIVALENTS - For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

PRO FORMA DATA (UNAUDITED) - Pro forma net income per share for the fiscal year ended October 30, 1994 is based on 4,437,552 shares of common stock and common stock equivalents outstanding from November 1, 1993 to March 1, 1994, which includes 4,000,000 shares of common stock outstanding, including shares issued in the exchange of shares discussed in Note 1, and 437,552 shares of common stock and common stock equivalents assumed to be outstanding, and 6,471,250 shares of common stock outstanding from that date through October 30, 1994.

     The 437,552 shares of common stock and common stock equivalents assumed to be outstanding are equivalent to the number of shares of common stock at the initial public offering price of $11.50 per share (after deducting underwriting discounts) necessary to fund that portion of the $5.1 million S Corporation and special distributions payable to stockholders in excess of fiscal 1993 undistributed earnings in the aggregate amount of $4.4 million at October 31, 1993 and 26,359 common stock equivalents assumed outstanding resulting from the granting of nonqualified stock options to certain employees of the Company to purchase an aggregate of 26,590 shares of the Company's common stock.

RECLASSIFICATIONS - Certain information in the consolidated financial statements for fiscal 1995 and 1994 has been reclassified to conform with the current reporting format. The reclassifications had no effect on total assets, liabilities and stockholders' equity or net income as previously reported.

RECENTLY ISSUED ACCOUNTING STANDARDS - In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. This statement is effective for fiscal years beginning after December 15, 1995. The Company does not expect that the adoption of SFAS No. 121 in fiscal 1997 will have a material effect on its consolidated financial position or results of operations.

  In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes a fair value based method of accounting for employee stock options or similar equity instruments, but allows companies to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Companies electing to continue to apply the accounting requirements in APB Opinion No. 25 must, however, make pro forma disclosures of net income and net income per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. These disclosure requirements are effective for fiscal years beginning after December 15, 1995. The Company expects to adopt SFAS No. 123 on a disclosure basis only, beginning in fiscal 1997.

{3} OTHER CURRENT ASSETS AND ACCRUED LIABILITIES

Other current assets and accrued liabilities consist of the following:
----------------------------------------------------------------------------
                                                    OCTOBER 27,  October 29,
(Dollars in thousands)                                 1996         1995
----------------------------------------------------------------------------
Other current assets:
 Deposits                                            $  1,499      $   465
 Refundable income taxes                                1,300            -
 Prepaid expenses and other                               639          887
----------------------------------------------------------------------------
                                                     $  3,438      $ 1,352
----------------------------------------------------------------------------
Accrued liabilities:
 Accrued salaries and wages                          $  3,489      $ 1,621
 Accrued advertising and royalties                        756          633
 Accrued property taxes                                 1,505          421
 Accrued sales taxes                                    1,225          521
 Accrued restructuring and integration costs            8,984            -
 Deferred development fees                                770            -
 Other accrued liabilities                              4,390          435
----------------------------------------------------------------------------
                                                     $ 21,119      $ 3,631
----------------------------------------------------------------------------

{4} PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
----------------------------------------------------------------------------
                                                    OCTOBER 27,  October 29,
(Dollars in thousands)                                1996         1995
----------------------------------------------------------------------------
Land                                                 $ 29,573      $10,217
Land improvements                                       7,406        3,411
Buildings                                              33,740       18,510
Capitalized leased property                             7,644        7,644
Leasehold improvements                                 52,864       10,814
Restaurant equipment                                   60,885       26,510
Office furniture and equipment                          4,288        1,289
Vehicles                                                  979          552
Construction in progress                                6,019          979
----------------------------------------------------------------------------
                                                      203,398       79,926
----------------------------------------------------------------------------
Less, accumulated depreciation and amortization:
  Capitalized leased property                           2,909        2,527
  All other                                            23,445       14,190
----------------------------------------------------------------------------
                                                       26,354       16,717
----------------------------------------------------------------------------
Property and equipment, net                          $177,044      $63,209
----------------------------------------------------------------------------

{5} FRANCHISE AND DEVELOPMENT RIGHTS

     The Company has entered into franchise agreements with two franchisors for the operation of two of its restaurant concepts, Burger King and Chili's. The franchise agreements provide the franchisors with significant rights regarding the business and operations of the Company's franchised restaurants. The franchise agreements with Burger King Corporation require the Company to pay royalty and advertising fees equal to 3.5% and 4.0% of Burger King restaurant sales, respectively. The franchise agreements with Brinker International, Inc.

("Brinker") covering the Company's Chili's restaurant concept require the Company to pay royalty and advertising fees equal to 4.0% and 0.5% of Chili's restaurant sales, respectively.

     The Company has entered into development agreements to develop additional restaurants in each of the two concepts. Each of the development agreements requires the Company to pay a development fee. In addition, the development agreements contain certain requirements regarding the number of units to be opened in the future. Each restaurant opened will be subject to a separate franchise agreement, which requires the payment of an initial franchise fee (currently $40,000) for each such restaurant. Should the Company fail to comply with the required development schedules or with the requirements of the agreements for restaurants within areas covered by the development agreements, the franchisors have the right to terminate the Company's development agreements and the exclusivity provided by the development agreements.

     The Company's Bruegger's Bagel Bakeries and Spageddies restaurant concepts were previously subject to franchise and development agreements with Bruegger's Corporation and Brinker, respectively. These agreements required the payment of royalty and advertising fees and an initial franchise fee upon opening a restaurant. On June 7, 1996, the Company acquired all of the issued and outstanding shares of common stock of Bruegger's Corporation and is no longer subject to such fees. On October 28, 1995, the Company acquired all rights to the Spageddies restaurant concept in the United States from Brinker for a cash payment of $100,000 and is no longer subject to such fees.

{6} RETIREMENT PLANS

     The Company maintains a discretionary, noncontributory profit sharing plan for its eligible employees. Plan contributions are determined by the Company's Board of Directors and are based upon 5.7% of annual participant compensation in excess of the social security wage base. Contributions in excess of that amount, if any, are allocated to all plan participants on a pro-rata basis.

     All employees are also eligible to participate in a 401(k) plan after one year of service in which the employee has worked a minimum of 1,000 hours. The Company matches a portion of the employee's contribution to the plan and provides investment choices for the employee.

     The Company's contributions under both plans aggregated $100,000, $70,000 and $60,000 for fiscal years 1996, 1995 and 1994, respectively.

{7} INCOME TAXES

The provision for income taxes for the fiscal years ended October 27, 1996, October 29, 1995 and for the period March 1, 1994 through October 30, 1994 (see
Note 2) is summarized as follows:

---------------------------------------------------------------------------------------------------
                                                         Fiscal Year Ended          March 1, 1994
                                                     OCTOBER 27,    October 29,           to
(Dollars in thousands)                                  1996           1995        October 30, 1994

---------------------------------------------------------------------------------------------------
Current:
 Federal                                               $1,736         $2,320            $1,489
 State                                                    220            507               220
---------------------------------------------------------------------------------------------------
                                                        1,956          2,827             1,709
---------------------------------------------------------------------------------------------------
Deferred:
 Establishment of net deferred
  tax liability at date of termination
  of S Corporation status (March 1, 1994)                   -              -               546
 Provision for the period                                  42            413                77
---------------------------------------------------------------------------------------------------
                                                           42            413               623
---------------------------------------------------------------------------------------------------
 Total                                                 $1,998         $3,240            $2,332
---------------------------------------------------------------------------------------------------

The components of the deferred tax asset and liability are as follows:
------------------------------------------------------------------------------

                                                    OCTOBER 27,   October 29,
(Dollars in thousands)                                  1996          1995
------------------------------------------------------------------------------
Current deferred tax asset:
     FICA tip credit                                $   215       $     -
     Restructuring and integration costs              1,584             -
     Stock appreciation rights                          549             -
     Accrued liabilities                                700             -
     Other                                               55            23
------------------------------------------------------------------------------
     Current deferred tax asset                       3,103            23
     Less: Valuation allowance                       (1,107)            -
------------------------------------------------------------------------------
                                                    $ 1,996       $    23
------------------------------------------------------------------------------
Long-term deferred tax asset (liability):
     Bruegger's net operating loss carryforwards    $ 3,553       $     -
     Property and equipment                          (2,617)       (1,098)
     Franchise fees                                  (1,463)       (1,481)
     Pre-opening costs                                 (698)         (356)
     Capitalized lease obligations                      679           598
     Other                                             (228)          (72)
------------------------------------------------------------------------------
     Net long-term deferred tax liability              (774)       (2,409)
     Less: Valuation allowance                       (2,970)            -
--------------------------------------------------------------------------
                                                    $(3,744)      $(2,409)
--------------------------------------------------------------------------

Effective with the acquisition of Bruegger's Corporation on June 7, 1996, the Company established a valuation allowance against Bruegger's Corporation's deferred tax assets in the amount of $4.8 million. Subsequent to the acquisition date, the Company reduced the valuation allowance by $680,000 with a corresponding reduction of goodwill. Any future reductions in the valuation allowance will also reduce goodwill. Net operating losses of Bruegger's Corporation in the amount of $9.4 million expire through the year 2011 and are subject to limitations as to their utilization.

Differences between the effective income tax rate and the U.S. statutory tax rate were as follows:
------------------------------------------------------------------------------

                                                            Fiscal Year Ended
                                                  OCTOBER 27,   October 29,   October 30,
(Percent of pretax income)                            1996          1995          1994
------------------------------------------------------------------------------------------
Statutory tax rate                                   34.0%         34.0%         34.0%
State income taxes, net of federal income
     tax benefit                                      3.1           3.6           3.3
S Corporation income for which no
     income taxes were provided                         -             -          (8.2)
Recognition of net deferred tax liability upon
     termination of S Corporation status                -             -           8.7
FICA tax credit                                      (5.9)         (1.6)          (.6)
Goodwill amortization                                10.5             -             -
Other, net                                            1.1           (.5)           .1
------------------------------------------------------------------------------------------
Effective tax rate                                   42.8%         35.5%         37.3%
------------------------------------------------------------------------------------------

{8}  DISTRIBUTIONS

     As an S Corporation, the Company (or its predecessors) made annual
S Corporation distributions to its stockholders. On February 28, 1994, the Company distributed to its stockholders its S Corporation earnings from November 1, 1993 through that date in the aggregate amount of $1.4 million. On December 17, 1993, the Company and its predecessors declared distributions to their respective stockholders aggregating $5.1 million that were paid on January 4, 1994. Of the total distributions, an amount representing undistributed S Corporation earnings through October 31, 1993 ($2.7 million) was paid in cash and a special distribution of $2.4 million was represented by two-year promissory notes bearing interest at the rate of 6% per annum. The promissory notes were repaid in full from the proceeds of the Company's initial public offering.

{9}  LONG-TERM DEBT AND CREDIT AGREEMENTS

     On April 26, 1996, the Company amended its revolving credit agreement providing for borrowings up to $150 million. The interest rate paid by the Company is the adjusted LIBOR rate plus 1.5% (6.9375% at October 27, 1996). Concurrently, the Company repaid the amount then outstanding under the previous revolving loan agreement, which was terminated.

     The revolving credit agreement expires on April 26, 1999 and is unsecured. The revolving credit agreement contains, among other provisions, certain restrictive covenants including maintenance of certain prescribed debt and fixed charge coverage ratios, minimum levels of tangible net worth, as defined, limitations on the incurrence of additional indebtedness and annual limitations on the payment of dividends (other than stock dividends) on, or the purchase or redemption of, any shares of the Company's capital stock in aggregate amounts exceeding 40% of the Company's net income for the immediately preceding fiscal year. As of October 27, 1996, there was $78.6 million outstanding under this revolving credit agreement.

     In connection with the Grady's American Grill acquisition (see Note 14), the Company entered into a revolving credit agreement providing for borrowings of up to $85 million with interest payable monthly at the lower of the adjusted LIBOR rate plus 2% or the bank's prime rate less 0.5%. On December 21, 1995, the Company borrowed $82 million under this agreement to finance the Grady's American Grill acquisition and to repay the amount then outstanding under the previous revolving credit agreement, which was terminated.

     On February 22, 1994, the Company entered into a revolving credit agreement, which as amended through August 10, 1995, provided for borrowings up to a maximum of $45 million with interest payable monthly at the lower of the LIBOR rate plus 2% or the bank's prime rate less 0.5%. As of October 29, 1995, there was $7.4 million outstanding under this revolving credit agreement.

{10} STOCK OPTION PLANS

     The Company has two stock option plans: the 1993 Stock Option and Incentive Plan (the "Employee Plan") and the Outside Directors Stock Option Plan (the "Outside Directors Plan").

     Under the Employee Plan, shares of restricted stock and options to purchase shares of the Company's common stock may be granted to officers and other employees. An aggregate of one million shares of common stock, including an additional 500,000 shares reserved in fiscal 1996, have been reserved for issuance under the Employee Plan. On December 17, 1993, the Company's Board of Directors granted nonqualified stock options for 770 employees to purchase an aggregate of 26,590 shares of common stock at an exercise price of $.10 per share. The options have a term of 10 years and were exercisable beginning February 1, 1995. Compensation expense of approximately $300,000 associated with the granting of these nonqualified stock options was recognized at the date of the Company's initial public offering (March 8, 1994). Since that date, certain of these employees terminated their employment with the Company prior to exercising the options. As a result, the amount of compensation expense was reduced to $212,838 for fiscal year 1994 and was further reduced by $37,883 and $6,739 during fiscal years 1995 and 1996, respectively. These amounts are included in general and administrative expenses in the consolidated statements of income.

     Under the Outside Directors Plan, 40,000 shares of common stock have been reserved for the issuance of nonqualified stock options to be granted to non-employee directors of the Company. On May 1, 1994 and on each May 1 thereafter, each then non-employee director of the Company will receive an option to purchase

2,000 shares of common stock at an exercise price equal to the fair market value of the Company's common stock on the date of grant. Each option has a term of 10 years and becomes exercisable six months after the date of grant.

     Activity with respect to the Company's stock option plans for fiscal years 1996, 1995 and 1994 was as follows:

-------------------------------------------------------------------
                                    Number of Shares  Price Range
-------------------------------------------------------------------
Outstanding, November 1, 1993                -             $-
  Granted                                 112,590     .10   - 11.50
  Canceled                                            .10
-------------------------------------------------------------------
Outstanding, October 30, 1994             102,670     .10   - 11.50
  Granted                                 173,950    12.125 - 21.25
  Canceled                                 (6,640)    .10   - 12.125
  Exercised                               (11,070)    .10   - 12.125
-------------------------------------------------------------------
Outstanding, October 29, 1995             258,910     .10   - 21.25
  Granted                                 598,184    10.45  - 31.375
  Canceled                                (35,450)    .10   - 24.50
  Exercised                              (118,527)    .10   - 12.125
-------------------------------------------------------------------
Outstanding, October 27, 1996             703,117     .10   - 31.375
-------------------------------------------------------------------
Exercisable, October 27, 1996             129,812
-------------------------------------------------
Available for future grants at October
  27, 1996                                207,286
-------------------------------------------------

{11} LEASES

     The Company leases its office facilities and a substantial portion of the land and buildings used in the operation of its restaurants. The restaurant leases generally provide for a noncancelable term of five to 20 years and provide for additional renewal terms at the Company's option. Most restaurant leases contain provisions for percentage rentals on sales above specified minimums. Rental expense incurred under these percentage rental provisions aggregated approximately $1,087,900, $686,500 and $514,000 for fiscal years 1996, 1995 and 1994, respectively.

     As of October 27, 1996, future minimum lease payments related to these leases were as follows:

(Dollars in thousands)
--------------------------------------------------------------------------------
Fiscal Year                             Capital Leases  Operating Leases   Total
--------------------------------------------------------------------------------
1997                                        $ 1,081         $ 12,048    $ 13,129
1998                                          1,081           12,127      13,208
1999                                          1,081           11,888      12,969
2000                                          1,081           10,971      12,052
2001                                          1,081            9,700      10,781
2002 and thereafter                           7,813           52,855      60,668
--------------------------------------------------------------------------------
                                             13,218         $109,589    $122,807
                                                            --------------------

Less: Amount representing interest            6,697
---------------------------------------------------
Present value of  future minimum
  lease payments of which $242 is
  included in current
  liabilities at October 27, 1996           $ 6,521
---------------------------------------------------

     Future minimum lease payments do not include amounts payable by the Company for maintenance costs, real estate taxes, insurance, contingent rentals payable based on a percentage of sales above specified minimum amounts for restaurant facilities, amounts due under an operating lease for Bruegger's office space located in Vermont (see Note 13) or amounts due under a lease for the new corporate headquarters (see Note 12).

     Rent expense, including percentage rentals based on sales, was $9.9 million, $5.1 million and $3.2 million for fiscal years 1996, 1995 and 1994, respectively.

{12} COMMITMENTS AND CONTINGENCIES

     The Company is party to several legal proceedings which are considered by management to be customary and incidental to its business. In the opinion of management, after consulting with legal counsel, the ultimate disposition of these lawsuits should not have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company is self-insured for the portion of its employee health care costs not covered by insurance. The Company is liable for medical claims up to $100,000 per eligible employee annually, and aggregate annual claims up to approximately $2.2 million. The aggregate annual deductible is determined by the number of eligible covered employees during the year and the coverage they elect.

     The Company is self-insured with respect to any worker's compensation claims not covered by insurance. The Company maintains a $250,000 annual deductible per occurrence and is liable for aggregate annual claims up to approximately $600,000.

     During fiscal 1996, the Company invested $718,750 for a 50% ownership interest in a limited liability company ("LLC") established to acquire and develop a 53,000 square-foot facility, which the Company intends to occupy in 1997 as its corporate headquarters and lease from the LLC. The investment is accounted for using the equity method. The related lease agreement provides for a fifteen-year initial term, with four additional five-year renewal options. Minimum annual rental payments are estimated to be approximately $600,000 and have not been included in the future minimum lease payments summarized in Note
11. The Company is responsible for costs incurred on the headquarters facility in excess of those originally planned. The Company and the other member of the LLC have jointly and severally guaranteed the debt of the LLC, which amounted to $4.0 million at October 27, 1996.

     At October 27, 1996, the Company had commitments aggregating $1.3 million for the construction of restaurants.

{13} RELATED PARTY TRANSACTIONS

The Company leases its current headquarters facility, one Bruegger's Bagel Bakery and a substantial number of its Burger King restaurants from entities that are substantially owned by certain directors, officers and stockholders of the Company. Amounts paid for leases with these related entities are as follows:
--------------------------------------------------------------------------------

                                               Fiscal Year Ended
                                      OCTOBER 27,  October 29,  October 30,
(Dollars in thousands)                   1996         1995          1994
--------------------------------------------------------------------------------
Operating leases:
     Base rentals                      $2,542         $2,451        $2,424
     Percentage rentals                   350            365           353
--------------------------------------------------------------------------------
                                        2,892          2,816         2,777
--------------------------------------------------------------------------------
Capitalized leases:
     Interest                             821            913           969
     Reduction of lease obligations       204            188           168
     Percentage rentals                   200            160           123
--------------------------------------------------------------------------------
                                        1,225          1,261         1,260
--------------------------------------------------------------------------------
     Total                             $4,117         $4,077        $4,037
--------------------------------------------------------------------------------

     The Company guarantees future minimum lease payments of certain affiliated franchisees of Bruegger's. As of October 27, 1996, future minimum lease payments related to these leases were as follows:

(Dollars in thousands)
--------------------------------------
Fiscal Year
--------------------------------------
1997                            $1,200
1998                             1,175
1999                             1,075
2000                               919
2001                               610
2002 and thereafter              1,826
--------------------------------------
Total minimum lease payments    $6,805
--------------------------------------

     In October 1996, the Company entered into an agreement with a related party to terminate a lease for office space located in Vermont. The agreement requires a payment of $900,000 to be made in the first quarter of fiscal 1997. The estimated cost for the termination of this lease was accrued as part of the cost of the purchase of Bruegger's Corporation at the time of the acquisition (see
Note 14).

     Affiliated real estate partnerships and two other entities related through common ownership pay management fees to the Company as reimbursement for administrative services provided. Total management fees for fiscal 1996, 1995 and 1994 were $14,500, $15,750 and $16,000, respectively.

     During the fiscal years 1996, 1995 and 1994, the Company made payments to companies owned by certain directors, stockholders and officers of the Company of $399,140, $324,500 and $204,398, respectively, for air transportation services and $11.7 million and $6.1 million in fiscal 1995 and 1994, respectively, to a related party construction company to construct and renovate certain of the Company's restaurants. As of November 1, 1995, the Company acquired all of the capital stock of this related-party construction company.

     During fiscal 1996, the Company loaned $9.9 million to a company owned by a director and officer of the Company, which used the funds to acquire a number of Bruegger's Bagel Bakeries from independent franchisees. The $9.9 million promissory note bears interest at 11%, is due April 15, 1997 and is collateralized by substantially all assets of the related company. Interest income recognized by the Company on this note in fiscal 1996 amounted to $119,000. Subsequent to October 27, 1996 and through January 10, 1997, the

Company loaned this related company an additional $14.5 million to acquire additional Bruegger's Bagel Bakeries from independent franchisees and for working capital purposes. The Company anticipates that all of these bakeries will be sold to other unrelated franchisees of Bruegger's in fiscal 1997.

     The Company and its Bruegger's concept transact certain business activities with the aforementioned related company and certain other entities whose principal shareholders are directors and/or officers of the Company. A summary of these transactions for the fiscal year ended October 27, 1996 included: purchases of cream cheese ($2.0 million); sales of bagels and related products ($2.0 million); royalties earned ($1.7 million); marketing fees earned ($764,000); installation of point-of-sale registers ($410,000); management, accounting, legal and computer support services ($534,000); and transaction fees ($210,000).

     At October 27, 1996 and October 29, 1995, amounts owed by the Company to related companies were $300,282 and $1.1 million, respectively. At October 27, 1996, amounts receivable from related parties aggregated $11.7 million (none at October 29, 1995), which included the above note receivable of $9.9 million.

{14} ACQUISITIONS AND DISPOSITIONS

     On July 15, 1996, the Company acquired all the assets, including trademarks, of Moe's Broadway Bagel, Inc., operator of three Moe's Broadway Bagel restaurants ("Moe's"), for $3.6 million in cash. In a concurrent transaction, the Company sold the operating assets of Moe's to a third party in exchange for a promissory note in the amount of $3.5 million and entered into development and franchise agreements for which the Company collects franchise related revenues. The promissory note bears interest at 11%, is due April 15, 1997 and is collateralized by substantially all assets of Moe's. The Company retained the rights to all of Moe's trademarks and other intangible assets.

     On June 7, 1996, the Company acquired all of the issued and outstanding shares of common stock of Bruegger's Corporation. Pursuant to the terms of the acquisition and related merger agreement, Bruegger's Corporation became a wholly owned subsidiary of the Company. The purchase price consisted of the issuance of 5,127,121 shares of the Company's common stock, valued at $123.1 million, and direct acquisition and estimated post-merger integration costs aggregating $6.9 million. The Company also issued 117,800 shares of its Series A Convertible Cumulative Preferred Stock, without par value (the "Quality Dining Preferred Stock") in exchange for a like number of issued and outstanding shares (exclusive of those shares held by the Company, which were canceled) of Bruegger's Corporation Class A Cumulative Convertible Preferred Stock, $100 par value per share. Subsequent to the acquisition, 101,150 shares of the Quality Dining Preferred Stock were converted into an aggregate of 285,531 shares of the Company's common stock. The excess of the purchase price over the acquired tangible and intangible net assets of $143.9 million has been allocated to goodwill and is being amortized on a straight-line basis over 40 years.

     In connection with the acquisition, the Company recorded a special pre-tax charge of $8.0 million for combining and integrating administrative functions, recruiting and relocating new employees, franchise related costs, and legal and professional fees. This charge was in addition to the $6.0 million recorded as part of the cost of the acquisition for facility closures, restaurant remodeling and relocation and severance packages for Bruegger's personnel. Through fiscal 1996, approximately $4.9 million of these costs have been incurred, of which $3.5 million were cash payments and $1.4 million were non-cash charges, primarily for the write down of assets. The Company expects to complete these actions in fiscal 1997.

     On December 21, 1995, the Company acquired 42 Grady's American Grill restaurants and all rights to the Grady's American Grill concept from Brinker International, Inc. The purchase price aggregated $75.4 million consisting of $74.4 million in cash and the incurrence of $1.0 million of liabilities and direct acquisition costs. The cash portion of the purchase price was funded through borrowings under the Company's revolving credit facility. The excess of the purchase price over the acquired tangible and intangible net assets of $13.2 million has been allocated to trademarks and is being amortized on a straight-line basis over 40 years.

     The acquisitions of Bruegger's Corporation and Grady's American Grill were both accounted for using the purchase method and the operating results have been included in the Company's consolidated financial statements since their respective acquisition dates.

     In connection with the acquisitions of Grady's American Grill and the rights to the Spageddies restaurant concept in the United States, which was finalized on October 28, 1995, the Company recorded a special pre-tax charge of $1.9 million during the first quarter of fiscal 1996. The charge reflected the estimated costs for integration of computer systems, employee transition costs, recruitment and relocation costs, and legal and professional fees. At October 27, 1996, substantially all costs related to these activities had been incurred.

     On August 14, 1995, the Company acquired all of the issued and outstanding common stock of SHONCO, Inc. and three affiliated companies and certain operating assets of three other affiliated companies. SHONCO, Inc. and its affiliated companies (collectively, "SHONCO") owned and operated eight Burger King restaurants in the Detroit, Michigan metropolitan area, and had the right to develop four additional Burger King restaurants in that metropolitan area under target reservation agreements acquired by the Company. The purchase price of SHONCO aggregated $9.6 million and consisted of $5.1 million in cash (including $450,000 paid in fiscal 1996), the issuance of 316,832 shares of the Company's common stock, valued at $4.0 million, and the incurrence of a $510,000 liability under a non-competition agreement (discounted at 8.5%). The acquisition was accounted for using the purchase method and the operating results of SHONCO have been included in the Company's consolidated financial statements since the date of the acquisition. A deferred tax liability of $1.4 million was established at the time of the acquisition for the income tax effect of differences between the book and tax bases of certain of the assets acquired. The excess of the purchase price over the acquired tangible and intangible net assets of $7.7 million has been allocated to franchise rights and is being amortized on a straight-line basis over 20 years.

     On November 10, 1994, the Company acquired all of the outstanding capital stock of Grayling Corporation and certain affiliated companies (collectively, "Grayling"), and certain real estate and improvements from an affiliate of the principal Grayling stockholder. Grayling operated eight Chili's restaurants in the greater Philadelphia, Pennsylvania area. The purchase price for Grayling aggregated $19.7 million consisting of $16.3 million in cash and the issuance of 286,080 shares of the Company's common stock valued at $3.4 million. The Company also paid $2.6 million in cash for the real estate and improvements related to a Chili's restaurant under construction held by an affiliate of the principal Grayling stockholder. The cash portion of the purchase price was funded through borrowings under the Company's revolving credit facility.

     The acquisition was accounted for using the purchase method and the operating results of Grayling have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the purchase price over the acquired tangible and intangible net assets of $10.6 million has been allocated to goodwill and is being amortized on a straight-line basis over 20 years.

     The following unaudited pro forma results for the fiscal years ended October 27, 1996 and October 29, 1995 were developed assuming Bruegger's, Grady's American Grill and SHONCO had been acquired as of the beginning of the periods presented. Grayling has been included in the Company's historical financial results since its acquisition date of November 10, 1994. For both years, the unaudited pro forma results reflect certain adjustments, including interest expense, depreciation of property and equipment and amortization of intangible assets.

------------------------------------------------------------------------------
                                                      Fiscal Year Ended
                                                   OCTOBER 27,     October 29,
(Dollars in thousands, except per share data)         1996            1995
------------------------------------------------------------------------------
                                                          (Unaudited)
Total revenues                                     $269,555         $229,586
Pro forma net income (loss)                          (5,776)           2,001
Pro forma net income (loss) per share                 $(.39)            $.16
------------------------------------------------------------------------------

     The unaudited pro forma results shown above are not necessarily indicative of the consolidated results that would have occurred had the acquisitions taken place at the beginning of the respective periods, nor are they necessarily indicative of results that may occur in the future.

     Effective July 10, 1995, the Company sold two of its Burger King restaurants located in the Detroit, Michigan metropolitan area to the former senior vice president of the Company responsible for the Detroit market of the Company's Burger King restaurant division. The sales price for the two Burger King restaurants aggregated $850,000 consisting of $600,000 in cash and the assignment to the Company of 20,000 shares of the Company's common stock, valued at $250,000. The Company recognized a pre-tax gain of $350,000 in connection with this sale during fiscal 1995.

Quality Dining, Inc.
Report of Independent Accountants

To the Stockholders and Board of Directors of Quality Dining, Inc.:

We have audited the accompanying consolidated balance sheets of Quality Dining, Inc. and subsidiaries as of October 27, 1996 and October 29, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the fifty-two week periods ended October 27, 1996, October 29, 1995 and October 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quality Dining, Inc. and subsidiaries as of October 27, 1996 and October 29, 1995, and the consolidated results of their operations and their cash flows for the fifty-two week periods ended October 27, 1996, October 29, 1995 and October 30, 1994, in conformity with generally accepted accounting principles.

                                         COOPERS & LYBRAND L.L.P.

South Bend, Indiana
January 10, 1997


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  There have been no changes in or disagreements with the Company's independent accountants on accounting or financial disclosures.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by this Item concerning the Directors and nominees for Director of the Company and concerning disclosure of delinquent filers is incorporated herein by reference to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year. Information concerning the executive officers of the Company is included under the caption "Executive Officers of the Company" at the end of
Part I of this Annual Report. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.


ITEM 11.  EXECUTIVE COMPENSATION.

  The information required by this Item concerning remuneration of the Company's officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)  1. Financial Statements:

          The following consolidated financial statements of the Company and its subsidiaries are set forth in Part II, Item 8.

          Consolidated Balance Sheets as of October 27, 1996 and October 29,
          1995

          Consolidated Statements of Income for the fiscal years ended October 27, 1996, October 29, 1995 and October 30, 1994

          Consolidated Statements of Stockholders' Equity for the fiscal years ended October 27, 1996, October 29, 1995 and October 30, 1994

          Consolidated Statements of Cash Flows for the fiscal years ended October 27, 1996, October 29, 1995 and October 30, 1994

          Notes to Consolidated Financial Statements

          Report of Independent Accountants

       2. Financial Statement Schedules:

          None

       3. Exhibits:

          A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

  (b)  Reports on Form 8-K

          None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 QUALITY DINING, INC.

                                 By    /s/ Daniel B. Fitzpatrick
                                       -------------------------
                                       DANIEL B. FITZPATRICK
Date:  January 23, 1997                President and Chief Executive Officer

  Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                                         Title                              Date
                 ---------                                         -----                              ----

          /s/ Daniel B. Fitzpatrick           Chairman of the Board, President, Chief           January 23, 1997
---------------------------------------       Executive Officer and Director
Daniel B. Fitzpatrick                         (Principal Executive Officer)

          /s/ David M. Findlay                Vice President and Treasurer (Principal           January 23, 1997
---------------------------------------       Financial Officer)
David M. Findlay

          /s/ Marti'n L. Miranda              Vice President, Controller and Assistant          January 23, 1997
---------------------------------------       Secretary (Principal Accounting Officer)
Marti'n L. Miranda

         /s/ Stephen A. Finn                  President and Chief Executive Officer of          January 23, 1997
---------------------------------------       Bruegger's Corporation and Director
Stephen A. Finn

        /s/ James K. Fitzpatrick              Senior Vice President, Chief Administrative       January 23, 1997
---------------------------------------       Officer, Chief Development Officer and Director
James K. Fitzpatrick

        /s/ William R. Schonsheck             Senior Vice President, Chief Operating Officer    January 23, 1997
---------------------------------------       of Burger King Division and Director
William R. Schonsheck

                                              Co-Chairman of the Board and Director             January   , 1997
---------------------------------------
Nordahl L. Brue

        /s/ Arthur J. Decio                   Director                                          January 23, 1997
---------------------------------------
Arthur J. Decio

                                              Director                                          January   , 1997
---------------------------------------
Michael J. Dressell

        /s/ Ezra H. Friedlander               Director                                          January 23, 1997
---------------------------------------
Ezra H. Friedlander

        /s/ Steven M. Lewis                   Director                                          January 23, 1997
---------------------------------------
Steven M. Lewis

        /s/ Christopher J. Murphy III         Director                                          January 23, 1997
---------------------------------------
Christopher J. Murphy III

                               INDEX TO EXHIBITS

                                                                                                     PAGE NO.
 EXHIBIT                                                                                             IN THIS
   NO.                                             DESCRIPTION                                        FILING
---------        -------------------------------------------------------------------------------    ----------

2           (1)  Share Exchange and Reorganization Agreement by and among the
                 Registrant and Burger Services, Inc., Bravokilo, Inc., Bendan
                 Restaurant, Inc., Burger Management of Muskegon, Inc., Burger
                 Management Fort Wayne, Inc., Best Bagels, Inc., Full Service Dining
                 Inc., Southwest Dining, Inc., Daniel B. Fitzpatrick, Gerald O. Fitzpatrick,
                 James K. Fitzpatrick, John D. Fitzpatrick, Ezra H. Friedlander, Benjamin
                 Schulman and Michael G. Sosinski dated as of December 17, 1993.................

2-B         (2)  Stock Purchase Agreement among the Registrant, Grayling Corporation,
                 T. Garrick Steele, Joseph E. Olin, Andrew P. Murphy, Anita L. Wood,
                 Thomas Miller and Steve Hunter dated as of September 27, 1994..................

2-C         (3)  Acquisition Agreement by and among the Registrant, Bravokilo, Inc.,
                 William R.  Schonsheck, SHONCO, Inc., SHONCO II, Inc., SHONCO III,
                 Inc., SHONCO IV, Inc., SHONCO V, Inc., SHONCO VI, Inc., SHONCO Six,
                 Inc., SHONCO Seven Management, Inc., SHONCO X, Inc., SHONCO XI,
                 Inc. and SHONCO XII, Inc. dated as of July 13, 1995............................

2-D         (6)  Asset Purchase Agreement, as amended, dated as of October 30, 1995 by and between the Registrant and Brinker International, Inc......................

2-E         (7)  Agreement and Plan of Merger, dated as of February 21, 1996, among the
                 Registrant, BAC, Inc., and Bruegger's Corporation..............................

3-A         (9)  Restated Articles of Incorporation of the Registrant...........................

3-B        (10)  By-Laws of the Registrant, as amended to date..................................

 4          (8)  Amended and Restated Revolving Credit Agreement, dated as of April 26,
                 1996, between the Registrant and GAGHC, Inc., as borrowers, and Texas
                 Commerce Bank National Association, as agent, NBD Bank, N.A., LaSalle
                 National Bank, NationsBank, N.A. (South), SunTrust Bank, Central Florida,
                 N.A., The Northern Trust Company and Key Bank..................................

4-A              First Amendment, dated as of November 7, 1996, to Amended and Restated
                 Revolving Credit Agreement, dated as of April 26, 1996, between the
                 Registrant, GAGHC, Inc., and BF Holding, Inc., as borrowers, and Texas
                 Commerce Bank National Association, as agent, NBD Bank, N.A., LaSalle
                 National Bank, NationsBank, N.A. (South), SunTrust Bank, Central Florida,
                 N.A., The Northern Trust Company and Key Bank..................................

10-A        (1)  Form of Burger King Franchise Agreement........................................

10-B        (1)  Form of Chili's Franchise Agreement............................................

10-D        (1)  Form of Bruegger's Bakeries Franchise Agreement................................

                                                                                                     PAGE NO.
 EXHIBIT                                                                                             IN THIS
   NO.                                             DESCRIPTION                                        FILING
---------        -------------------------------------------------------------------------------    ----------
10-E        (1)  (i) Target Reservation Agreement between Burger King Corporation and the Registrant dated December 24, 1993; (ii) Side Letter Agreement to Target Reservation Agreement dated December 21, 1993........................

10-F        (1)  Development Agreement between Chili's, Inc. and the Registrant dated June 27, 1990............................................................

10-H       (11)  Form of Bruegger's Development Agreement (Preferred Stock
                 Franchisees)...................................................................

10-I        (9)  *1993 Stock Option and Incentive Plan, as amended, of the Registrant...........

10-J        (1)  *Outside Directors Stock Option Plan of the Registrant.........................

10-K        (1)  Lease Agreement between B.K. Main Street Properties
                 and the Registrant dated January 1, 1994.......................................

10-L             Schedule of Related Party Leases...............................................

10-M        (1)  Form of Related Party Lease....................................................

10-Q             Form of Bruegger's Development Agreement and Form of
                 Bruegger's Franchise Agreement attached thereto (Standard
                 Franchisees)...................................................................

10-R             Form of Bruegger's Development Agreement and Form of
                 Bruegger's Franchise Agreement attached thereto (Related
                 Party Franchisees).............................................................

10-S             Form of Bruegger's Development Agreement and Form of
                 Bruegger's Franchise Agreement attached thereto (Future
                 Franchisees)...................................................................

10-T        (4)  First Amendment dated May 2, 1995 to Development Agreement between
                 Chili's, Inc. and the Registrant dated June 27, 1990...........................

10-U             Schedule of Bruegger's Related Party Development Agreements....................

10-V        (4)  *Employment Agreement between the Registrant and William R.
                 Schonsheck dated August 14, 1995...............................................

10-W        (4)  Non-Competition Agreement between the Registrant and William R.
                 Schonsheck dated August 14, 1995...............................................

10-X        (4)  Lease Agreement for Farmington Hills #509 between the Registrant and
                 William R. Schonsheck dated August 14, 1995...................................

                                                                                                     PAGE NO.
 EXHIBIT                                                                                             IN THIS
   NO.                                             DESCRIPTION                                        FILING
---------        -------------------------------------------------------------------------------    ----------
10-Y        (4)  Lease Agreement for Belleville #4814 between the Registrant and
                 William R. Schonsheck dated August 14, 1995...................................

10-Z        (4)  Purchase and Sale Agreement between the Registrant and John D.
                 Fitzpatrick dated July 10, 1995................................................

10-AA       (4)  Target Reservation Agreement between Burger King Corporation and the
                 Registrant dated September 15, 1995............................................

10-AB       (5)  Stock Purchase Agreement between Ezra H. Friedlander, Daniel B.
                 Fitzpatrick and James K. Fitzpatrick, as shareholders of Tri-State Construction
                 Co., Inc., and the Registrant dated as of November 1, 1995.....................

10-AC       (9)  Agreement between the Registrant and Nordahl L. Brue and Michael J.
                 Dressell, dated February 21, 1996..............................................

10-AD            Priority Charter Agreement between the Registrant and Burger Management of
                 South Bend #3, Inc., dated September 1, 1994...................................

10-AE            *Resignation Agreement between the Registrant and Michael G. Sosinski, dated as of October 25, 1996...................................................

10-AF            Lease Agreement between the Registrant and Six Edison Lakes, L.L.C., dated
                 September 19, 1996.............................................................

10-AG            Stock Option Agreement between the Registrant, Daniel B. Fitzpatrick and
                 Bagel Acquisition Corporation, dated August 12, 1996...........................

10-AH            Computer and Communications Systems Agreement between the Registrant and
                 Bagel Acquisition Corporation, dated as of August 12, 1996.....................

10-AI            Accounting Services Agreement between the Registrant and Bagel Acquisition
                 Corporation, dated as of August 12, 1996.......................................

10-AJ            Management Services Agreement between the Registrant and Bagel Acquisition
                 Corporation, dated as of August 12, 1996.......................................

10-AK            Schedule of Related Party Franchise Agreements.................................

10-AL            (i) Revolving Credit Loan Agreement between the Registrant and Bagel
                 Acquisition Corporation, dated August 12, 1996; (ii) Promissory Note between the Registrant and Bagel Acquisition Corporation, dated August 12, 1996........

10-AM            First Amendment to Revolving Credit Loan Agreement, Promissory Note and Security
                 Agreement between the Registrant and Bagel Acquisition Corporation, dated as of
                 December 2, 1996...............................................................

                                                                                                     PAGE NO.
 EXHIBIT                                                                                             IN THIS
   NO.                                             DESCRIPTION                                        FILING
---------        -------------------------------------------------------------------------------    ----------
10-AN            (i) Termination and Modification Agreement between the Registrant and Howard Opera House Associates, dated October 23, 1996;
                 (ii) Lease between the Registrant and Howard Opera House
                 Associates, dated as of January 28, 1991; (iii) Lease between the Registrant and Howard Opera House Associates, dated as of
                 January 28, 1991...............................................................

21               Subsidiaries of the Registrant.................................................

23               Written consent of Coopers & Lybrand L.L.P.....................................

27               Financial Data Schedule........................................................

__________________

   * The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

   (1) The copy of this exhibit filed as the same exhibit number to the Company's Registration Statement on Form S-1 (Registration No. 33-73826) is incorporated herein by reference.

   (2) The copy of this exhibit filed as the same exhibit number to the Company's Report on Form 8-K dated November 23, 1994 is incorporated herein by reference.

   (3) The copy of this exhibit filed as Exhibit 2 to the Company's Report on Form 8-K dated August 28, 1995 is incorporated herein by reference.

   (4) The copy of this exhibit filed as the same exhibit number to the Company's Registration Statement on Form S-1 (Registration No. 33-96806) is incorporated herein by reference.

   (5) The copy of this exhibit filed as the same exhibit number to the Company's Report on Form 10-K for the year ended October 29, 1995 is incorporated herein by reference.

   (6) The copy of this exhibit filed as the same exhibit number to the Company's Report on Form 8-K dated January 5, 1996 is incorporated herein by reference.

   (7) The copy of this exhibit filed as the same exhibit number to the Company's Registration Statement on Form S-4 (Registration No. 333-2050) is incorporated herein by reference.

   (8) The copy of this exhibit filed as the same exhibit number to the Company's Report on Form 8-K dated May 1, 1996 is incorporated herein by reference.

   (9) The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 12, 1996 is incorporated herein by reference.

   (10) The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 4, 1996 is incorporated herein by reference.

   (11) The copy of this exhibit filed as exhibit 10-H(i) "Development Agreement between Bruegger's Franchise Corporation and Registrant dated November 15, 1993," to the Company's Registration Statement on Form S-1 (Registration No. 33-73826) is incorporated herein by reference.