Form 10-K/A
period 1996-10-27
QUALITY DINING INC
filed 1997-02-14
CIK 917126

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-K/A

                                AMENDMENT NO. 1
(Mark One)

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

                      DOCUMENT INCORPORATED BY REFERENCE

Portions of the following document have been incorporated by reference into this Annual Report on Form 10-K

IDENTITY OF DOCUMENT                               PART OF FORM 10-K INTO WHICH
                                                   DOCUMENT IS INCORPORATED

Definitive Proxy Statement for the Annual
Meeting of Shareholders to be held
March 26, 1997                                     PART III

     The Registrant's Annual Report on Form 10-K for the year ended October 27, 1996 is being amended to correct Part II, Item 8 and Part IV, Item 14. Specifically, Note 13 to the Consolidated Financial Statements is being amended to correct the amounts of future minimum lease payments guaranteed by the Registrant. No other parts of the Annual Report are being amended.

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
--------------------------------------------------------------------------------

     The Company guarantees future minimum lease payments of certain affiliated franchisees of Bruegger's. As of October 27, 1996, future minimum lease payments related to these leases were as follows:

(Dollars in thousands)
--------------------------------------
Fiscal Year
--------------------------------------
1997                            $1,668
1998                             1,643
1999                             1,489
2000                             1,258
2001                               899
2002 and thereafter              2,948
--------------------------------------
Total minimum lease payments    $9,905
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

                                 QUALITY DINING, INC.

                                 By    /s/ Daniel B. Fitzpatrick
                                       -------------------------
                                       DANIEL B. FITZPATRICK
Date:  February 12, 1997               President and Chief Executive Officer

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

All other exhibits listed in this Index to Exhibits are incorporated by reference to the Company's Report on Form 10-K for the year ended October 27, 1996.