Form 10-K/A
period 1996-10-27
QUALITY DINING INC
filed 1997-03-27
CIK 917126

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K/A
                         Amendment No. 2
(Mark One)
x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
  For the fiscal year ended       October 27, 1996
                               OR
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from _______ to ________

  Commission file number    0-23420
                      QUALITY DINING, INC.
     (Exact name of registrant as specified in its charter)
       Indiana                                    35-1804902
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

4220 Edison Lakes Parkway
  Mishawaka, Indiana                                46545
(Address of principal executive offices)          (Zip Code)
                         (219) 271-4600
      (Registrant=s telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Act:

                              NONE

   Securities registered pursuant to Section 12(g) of the Act:

               COMMON  STOCK, WITHOUT  PAR  VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes x    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   x

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

Number of shares of Common Stock, without par value, outstanding at January 14, 1997

                 DOCUMENT INCORPORATED BY REFERENCE

Portions of the following document have been incorporated by reference into this Annual Report on Form 10-K

IDENTITY OF DOCUMENT             PART OF FORM 10-K INTO WHICH
                                 DOCUMENT IS INCORPORATED

Definitive Proxy Statement for
the Annual Meeting of                PART III
Shareholders to be held
 March 26, 1997

     The Registrant's Annual Report on Form 10-K for the year ended October 27, 1996 is being amended to include an exhibit pursuant to Part IV, Item 14. This exhibit, a Promissory Note between the Registrant and Bagel Acquisition Corporation, dated August 12, 1996, was intended to be filed as part of the Annual Report as Exhibit 10-AL(ii), and was listed on the Index to Exhibits as such exhibit in the Annual Report. However, Exhibit 10-AL(ii) was inadvertently omitted from the EDGAR transmission of the Annual Report on January 24, 1997. No other parts of the Annual Report are being amended.

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

       2.Financial Statement Schedules:

          None

       3.Exhibits:

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

                      Quality Dining, Inc.

                      By               /s/  Daniel  B.  Fitzpatrick
                                            Daniel B. Fitzpatrick
Date:   March  27,  1997                    President and  Chief  Executive
                                            Officer

                       INDEX TO EXHIBITS

                                                           Page No.
   Exhibit                                                 In This
     No.          Description                               Filing
   _______  ___________________________________________    _________

    2   (1) Share Exchange and Reorganization Agreement
            by and among the
            Registrant and Burger Services, Inc.,
            Bravokilo, Inc., Bendan
            Restaurant, Inc., Burger Management of
            Muskegon, Inc., Burger
            Management Fort Wayne, Inc., Best Bagels,
            Inc., Full Service Dining
            Inc., Southwest Dining, Inc., Daniel B.
            Fitzpatrick, Gerald O. Fitzpatrick,
            James K. Fitzpatrick, John D. Fitzpatrick,
            Ezra H. Friedlander, Benjamin
            Schulman and Michael G. Sosinski dated as of December 17, 1993


   2-B  (2) Stock Purchase Agreement among the
            Registrant, Grayling Corporation,
            T. Garrick Steele, Joseph E. Olin, Andrew P.
            Murphy, Anita L. Wood,
            Thomas Miller and Steve Hunter dated as of September 27, 1994


   2-C (3) Acquisition Agreement by and among the Registrant, Bravokilo, Inc.,
            William R.  Schonsheck, SHONCO, Inc., SHONCO
            II, Inc., SHONCO III, Inc., SHONCO IV, Inc.,
            SHONCO V, Inc., SHONCO VI, Inc., SHONCO Six,
            Inc., SHONCO Seven Management, Inc., SHONCO
            X, Inc., SHONCO XI, Inc. and SHONCO XII,
            Inc. dated as of July 13, 1995


   2-D (6) Asset Purchase Agreement, as amended, dated as of October 30, 1995 by and between the Registrant and Brinker International, Inc.


   2-E (7) Agreement and Plan of Merger, dated as of February 21, 1996, among the Registrant,
            BAC, Inc., and Bruegger's Corporation


   3-A  (9) Restated Articles of Incorporation of the
            Registrant


   3-B (10) By-Laws of the Registrant, as amended to date


     4  (8) Amended and Restated Revolving Credit
            Agreement, dated as of April 26, 1996,
            between the Registrant and GAGHC, Inc., as borrowers, and Texas Commerce Bank National
            Association, as agent, NBD Bank, N.A.,
            LaSalle National Bank, NationsBank, N.A.
            (South), SunTrust Bank, Central Florida,
            N.A., The Northern Trust Company and Key
            Bank


   4-A      First Amendment, dated as of November 7,
            1996, to Amended and Restated Revolving
            Credit Agreement, dated as of April 26,
            1996, between the Registrant, GAGHC, Inc., and BF Holding, Inc., as borrowers, and Texas Commerce Bank National Association, as agent, NBD Bank, N.A., LaSalle National
            Bank, NationsBank, N.A. (South), SunTrust
            Bank, Central Florida, N.A., The Northern
            Trust Company and Key Bank


   10-A (1) Form of Burger King Franchise Agreement


   10-B (1) Form of Chili's Franchise Agreement


   10-D (1) Form of Bruegger's Bakeries Franchise
            Agreement


   10-E (1) (i) Target Reservation Agreement between
            Burger King Corporation
            and the Registrant dated December 24, 1993;
            (ii) Side Letter Agreement
            to Target Reservation Agreement dated
            December 21, 1993


   10-F (1) Development Agreement between Chili's, Inc.
            and the Registrant dated June 27, 1990


   10-H (11) Form of Bruegger's Development Agreement
            (Preferred Stock Franchisees)


   10-I (9) *1993 Stock Option and Incentive Plan, as amended, of the Registrant


   10-J (1) *Outside Directors Stock Option Plan of the
            Registrant


   10-K (1) Lease Agreement between B.K. Main Street
            Properties and the Registrant dated January 1, 1994


   10-L     Schedule of Related Party Leases


   10-M (1) Form of Related Party Lease


   10-Q     Form of Bruegger's Development Agreement and
            Form of Bruegger's Franchise Agreement attached thereto (Standard Franchisees)


   10-R     Form of Bruegger's Development Agreement and
            Form of Bruegger's Franchise Agreement attached thereto (Related Party Franchisees)


   10-S     Form of Bruegger's Development Agreement and
            Form of Bruegger's Franchise Agreement attached thereto (Future Franchisees)


   10-T (4) First Amendment dated May 2, 1995 to
            Development Agreement between
            Chili's, Inc. and the Registrant dated June 27, 1990


   10-U     Schedule of Bruegger's Related Party Development Agreements

   10-V (4) *Employment Agreement between the Registrant and William R. Schonsheck dated August 14, 1995


   10-W (4) Non-Competition Agreement between the
            Registrant and William R. Schonsheck dated August 14, 1995


   10-X (4) Lease Agreement for Farmington Hills #509 between the Registrant and William R. Schonsheck dated August 14, 1995



   10-Y (4) Lease Agreement for Belleville #4814 between the Registrant and William R. Schonsheck dated
            August 14, 1995


   10-Z (4) Purchase and Sale Agreement between the
            Registrant and John D. Fitzpatrick dated July 10, 1995


 10-AA  (4) Target Reservation Agreement between Burger
            King Corporation and the
            Registrant dated September 15, 1995


 10-AB  (5) Stock Purchase Agreement between Ezra H.
            Friedlander, Daniel B.
            Fitzpatrick and James K. Fitzpatrick, as shareholders of Tri-State Construction
            Co., Inc., and the Registrant dated as of November 1, 1995


 10-AC  (9) Agreement between the Registrant and
            Nordahl L. Brue and Michael J. Dressell, dated February 21, 1996


 10-AD      Priority Charter Agreement between the
            Registrant and Burger Management
            of South Bend #3, Inc., dated September 1, 1994


 10-AE      *Resignation Agreement between the
            Registrant and Michael G. Sosinski, dated as of October 25, 1996


 10-AF      Lease Agreement between the Registrant and
            Six Edison Lakes, L.L.C., dated September 19, 1996


 10-AG      Stock Option Agreement between the
            Registrant, Daniel B. Fitzpatrick and Bagel Acquisition Corporation, dated August 12, 1996


 10-AH      Computer and Communications Systems
            Agreement between the Registrant and Bagel
            Acquisition Corporation, dated as of August 12, 1996


 10-AI      Accounting Services Agreement between the
            Registrant and Bagel Acquisition Corporation, dated as of August 12, 1996


 10-AJ      Management Services Agreement between the
            Registrant and Bagel Acquisition Corporation, dated as of August 12, 1996


 10-AK      Schedule of Related Party Franchise
            Agreements


 10-AL (i) Revolving Credit Loan Agreement between the Registrant and Bagel Acquisition
            Corporation, dated August 12, 1996;
            (ii) Promissory Note
            between the Registrant and Bagel Acquisition
            Corporation, dated August 12, 1996


   10-AM    First Amendment to Revolving Credit Loan
            Agreement, Promissory
            Note and Security Agreement between the Registrant and Bagel Acquisition Corporation, dated as of December 2, 1996


   10-AN   (i) Termination and Modification Agreement
            between the Registrant
            and Howard Opera House Associates, dated
            October 23, 1996;
            (ii) Lease between the Registrant and Howard Opera House Associates, dated as of January 28, 1991;
            (iii) Lease between the Registrant and Howard Opera House Associates, dated as of January 28, 1991


    21      Subsidiaries of the Registrant


    23      Written consent of Coopers & Lybrand L.L.P.


    27      Financial Data Schedule

_______________

    *The  indicated  exhibit  is a management  contract,  compens atory  plan or arrangement required to be filed by  Item  601 of Regulation S-K.

    (1)The  copy of this exhibit filed as the same exhibit number
    to   the   Company's  Registration  Statement  on  Form   S-1
    (Registration  No.  33-73826)  is  incorporated   herein   by
    reference.

    (2)The  copy of this exhibit filed as the same exhibit number to  the Company's Report on Form 8-K dated November 23,  1994 is incorporated herein by reference.

    (3)The  copy  of this exhibit filed as Exhibit 2  to  the
    Company's  Report  on  Form  8-K  dated  August  28,  1995   is
    incorporated herein by reference.

    (4)The  copy of this exhibit filed as the same exhibit number
    to   the   Company's  Registration  Statement  on  Form   S-1
    (Registration  No.  33-96806)  is  incorporated   herein   by
    reference.

    (5)The copy of this exhibit filed as the same exhibit number to the Company's Report on Form 10-K for the year ended
    October 29, 1995 is incorporated herein by reference.

    (6)The copy of this exhibit filed as the same exhibit number to the Company's Report on Form 8-K dated January 5, 1996 is incorporated herein by reference.

    (7)The  copy of this exhibit filed as the same exhibit number
    to   the   Company's  Registration  Statement  on  Form   S-4
    (Registration  No.  333-2050)  is  incorporated   herein   by
    reference.

    (8)The copy of this exhibit filed as the same exhibit number to the Company's Report on Form 8-K dated May 1, 1996 is incorporated herein by reference.

    (9)The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 12, 1996 is incorporated herein by reference.

    (10)The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 4, 1996 is incorporated herein by reference.

    (11)The copy of this exhibit filed as exhibit 10-H(i) AD evelopment Agreement between Bruegger's Franchise Corporation and Registrant dated November 15, 1993,@ to the Company's Registration Statement on Form S-1 (Registration No. 33-73826) is incorporated herein by reference.

All other exhibits listed in this Index to Exhibits (except for Exhibit 10-AL(ii), which is filed as part of this Amendment
No. 2) are incorporated by reference to the Company's Report on Form 10-K for the year ended October 27, 1996.

                       Exhibit 10-AL(ii)

                        PROMISSORY NOTE
                    (Revolving Credit Loan)


$11,000,000.00                                    August 12, 1996


     FOR VALUE RECEIVED, the undersigned promises to pay to the order of Quality Dining, Inc., an Indiana corporation ("Lender"), at P.O. Box 416, South Bend, Indiana, or at such other place as Lender or the holder of this note may from time to time designate in writing, in payments as herein provided, in lawful money of the United States of America, the sum of any amounts disbursed to or for the benefit of the undersigned up to the amount of ELEVEN MILLION DOLLARS ($11,000,000.00) from the date of disbursement until maturity, which shall be February 12, 1997. Interest on the principal balance shall accrue at a monthly rate of eleven percent (11%).

    Said payments shall be calculated as follows:

1.  Payment of principal shall be made at maturity.

2. Payments of interest shall be payable in monthly installments calculated as the interest owed on the sum of the amount of funds advanced to date.

3. Interest on the unpaid principal balance shall be calculated on the basis of a three hundred sixty (360) day year as applicable, and shall be computed for the actual number of days in the time period for which interest is charged.

     If any payment of principal or interest on this Promissory Note shall become due on a Saturday, Sunday, or legal holiday under the laws of the State of Indiana, such payment shall be made on the next succeeding business day and such extension of time shall in such case be included in computing interest in connection with such payment.

     All interest payable hereunder and becoming overdue shall be forthwith treated, as to the payment of interest thereon, as principal and shall bear compound interest at the rate aforesaid, after as well as before maturity, to be computed monthly and paid on the day of each month.

     The  amount  of the indebtedness owed under this  Promissory
Note may be prepaid in whole, or in part.

     This Promissory Note is secured by the assets of Bagel Acquisition Corporation, an Indiana corporation ("Borrower"), as set forth in that Security Agreement of even date herewith by and between the undersigned as Debtor and Lender as the Secured Party.

     In the event that: (a) any payment of principal or interest under this Promissory Note should not be paid when due; or
(b) any other event of default referred to in the Security Agreement should occur and such default should continue after any notice specified has been accrued thereon may at the option of the holder of this Promissory Note become due and payable without any further demand, notice of nonpayment, presentment, protest, or notice of dishonor, all of which are hereby expressly waived by Maker and shall thereafter bear interest at the rate of twelve percent (12%) per year until paid in full. The failure of the holder of this Promissory Note to exercise such option upon default shall not be taken or construed to be a waiver of the right to exercise such option for any subsequent default, and for this purpose, the failure to pay each separate payment required hereunder when due shall be treated and considered as a separate default hereunder.

     If this Promissory Note is not paid pursuant to the terms of payment set forth herein, and is placed in the hands of an attorney for collection, whether or not suit is filed hereon, or if proceedings are had in probate, bankruptcy, receivership, reorganization, arrangement, or other legal proceedings for the collection hereof, Maker agrees to pay the holder a reasonable amount of attorneys' fees and all costs and expenses of collection incurred by the holder hereof.

    The undersigned and all endorsers, guarantors and sureties of this Promissory Note and all persons or entities now or at any time liable or to become liable, whether primarily or secondarily, for the payment of the indebtedness hereby evidenced, for themselves, their heirs, legal representatives, successors, and assigns, respectively, expressly and severally waive presentment for payment, demand, notice of demand, notice of dishonor, protest, notice of protest, notice of intention to accelerate the maturity of this Promissory Note, the bringing of suit against any other party, and diligence in collection, and consent that the time of said payments or any part thereof may be extended by the holder hereof without in any way modifying, altering, releasing, affecting, or limiting their respective liability or the lien of the Security Agreement. The undersigned and all endorsers, guarantors and sureties of this Promissory Note and all persons or entities now or at any time liable or to become liable, whether primarily or secondarily, for the payment of the indebtedness hereby evidenced also agree to all renewals, extensions, modifications, partial payments, releases or substitutions of security, in whole or in part, with or without notice, before or after maturity.

     This Promissory Note shall be governed by and construed in all respects according to the laws of the State of Indiana.

                             BAGEL ACQUISITION CORPORATION,
                             an Indiana corporation



                             By:   /s/ Daniel B. Fitzpatrick
                                     Name:  Daniel B. Fitzpatrick
                                     Title:   President