Form 10-Q
period 1997-02-16
QUALITY DINING INC
filed 1997-04-02
CIK 917126

Page 1




                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    February 16, 1997

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
(State or other jurisdiction of       (I.R.S. EmployerIdentification No.)
 incorporation or organization)

           4220 Edison Lakes Parkway, Mishawaka, Indiana 46545
          (Address of principal executive offices and zip code)


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

                    Yes __X____           No ________

The number of shares of the registrant's common stock outstanding as of March 18, 1997 was 16,909,609.














                          QUALITY DINING, INC.
                      QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTER ENDED FEBRUARY 16, 1997
                                  INDEX


                                                                Page

PART I. - Financial Information


Item 1.   Consolidated Financial Statements:

          Consolidated Statements of Income........................3
          Consolidated Balance Sheets..............................4
          Consolidated Statements of Cash Flows....................5
          Notes to Consolidated Financial Statements...............6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...........11


Part II - Other Information

Item 1.   Legal Proceedings.......................................14

Item 2.   Changes in Securities...................................14

Item 5.   Other Information.......................................16

Item 6.   Exhibits and Reports on Form 8-K........................16

Signatures........................................................17
































                          QUALITY DINING, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)
                 (In thousands, except per share amounts)


                                                     Sixteen Weeks Ended
                                              February 16,   February 18,
                                                  1997          1996
                                              ___________    ___________
Revenues:
  Restaurant sales                           $  82,437         $53,645
  Franchise related revenue                      4,083            -
                                               _______         _______
Total revenues                                  86,520          53,645
                                               _______         _______
Operating expenses:
  Restaurant operating expenses:
    Food and beverage                           25,398          16,850
    Payroll and benefits                        24,672          15,324
    Depreciation and amortization                4,947           2,388
    Other operating expenses                    18,926          11,770
                                               _______         _______
Total restaurant operating expenses             73,943          46,332

  General and administrative                     5,830           2,570
  Amortization of intangibles                    1,464             299
  Restructuring and integration costs             -              1,938
                                               _______         _______
Total operating expenses                        81,237          51,139
                                               _______         _______
Operating income                                 5,283           2,506
                                               _______         _______
Other income (expense):
  Interest expense                              (2,371)         (1,424)
  Gain on sale of property
    and equipment                                 -                  3
  Interest income                                   61              71
  Other income (expense), net                      131             (70)
                                               _______         _______
Total other expense, net                        (2,179)         (1,420)
                                               _______         _______

Income before income taxes                       3,104           1,086

Income taxes                                     1,474             397
                                               _______         _______
Net income                                   $   1,630       $     689
                                               =======         =======
Net income per share                         $    0.10       $    0.08
                                               =======         =======
Weighted average shares outstanding             16,909           8,837
                                               =======         =======

See Notes to Consolidated Financial Statements.



                          QUALITY DINING, INC.
                       CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands)
                                                 February 16,  October 27,
                                                    1997           1996
                                                 ___________   __________
 ASSETS                                          (Unaudited)
Current assets:
  Cash and cash equivalents                     $    4,782      $    444
  Accounts receivable                                6,173         4,518
  Accounts and note receivable, related parties     27,601        11,651
  Notes receivable                                   8,052         3,585
  Inventories                                        3,094         3,082
  Deferred income taxes                              1,996         1,996
  Other current assets                               2,171         3,438
                                                   _______       _______
    Total current assets                            53,869        28,714
                                                   _______       _______

Property and equipment, net                        191,227       177,044
                                                   _______       _______
Other assets:
  Franchise fees and development costs, net         10,376        10,406
  Goodwill, net                                    150,921       152,195
  Trademarks, net                                   12,979        13,082
  Pre-opening costs and
    non-competition agreements, net                  2,626         2,463
  Liquor licenses, net                               3,314         2,876
  Other                                              1,167         1,234
                                                   _______       _______
    Total other assets                             181,383       182,256
                                                   _______       _______
    Total assets                                $  426,479    $  388,014
                                                   =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capitalized lease and
    non-competition obligations                 $      442    $      451
  Accounts payable                                  11,170         8,531
  Accrued restructuring and integration
    costs                                            3,793         8,984
  Accrued liabilities                               11,581        12,135
                                                  ________       _______
    Total current liabilities                       26,986        30,101

Long-term debt                                     118,610        78,610
Capitalized lease and non-competition
  obligations, principally to related parties,
  less current portion                               6,385         6,436
Deferred income taxes                                3,744         3,744
                                                   _______       _______
    Total liabilities                              155,725       118,891
                                                   _______       _______

Stockholders' equity:
  Preferred stock, without par value:
    5,000,000 shares authorized; none issued
  Common stock, without par value: 50,000,000
    shares authorized; 16,929,609 and 16,929,035
    shares issued, respectively                         28            28
  Additional paid-in capital                       258,243       258,242
  Retained earnings                                 12,733        11,103
                                                   _______       _______
                                                   271,004       269,373
  Less treasury stock, at cost, 20,000 shares          250           250
                                                   _______       _______
    Total stockholders' equity                     270,754       269,123

    Total liabilities and stockholders' equity  $  426,479    $  388,014
                                                   =======       =======



See Notes to Consolidated Financial Statements.



                          QUALITY DINING, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                             (In thousands)
                                                       Sixteen Weeks Ended
                                                    February 16, February 18,
                                                        1997         1996
                                                    ____________ ___________
Cash flows from operating activities:
  Net income                                         $   1,630    $    689
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization of
      property and equipment                             4,464       1,898
    Amortization of other assets                         2,631         916
    Gain on sale of property and equipment                -             (3)
    Net increase in current assets                      (1,850)     (1,971)
    Net increase (decrease) in
      current liabilities                               (3,106)      2,549
    Other                                                 -             26
      Net cash provided by                             _______     _______
        operating activities                             3,769       4,104
                                                       _______     _______
Cash flows from investing activities:
  Acquisition of business, net of cash acquired           -        (74,764)
  Increase in notes receivable                         (18,967)       -
  Proceeds from sales of property and equipment           -              3
  Purchase of property and equipment                   (18,647)     (7,673)
  Payment of other assets                               (1,758)       (875)
                                                       _______     _______
      Net cash (used in) investing activities          (39,372)    (83,309)
                                                       _______     _______
Cash flows from financing activities:
  Proceeds from exercise of stock options                    1          14
  Borrowings of long-term debt                          40,000      75,177
  Repayment of capitalized lease obligations
    and non-competition obligations                        (60)        (65)
  Payment of redeemable preferred stock
    subscription payable                                  -           (250)
                                                       _______     _______
     Net cash provided by financing activities          39,941      74,876
                                                       _______     _______

Net increase (decrease) in cash and cash equivalents     4,338      (4,329)
Cash and cash equivalents, beginning of period             444       5,639
                                                       _______     _______
Cash and cash equivalents, end of period             $   4,782    $  1,310
                                                       =======     =======





See Notes to Consolidated Financial Statements.











                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            February 16, 1997
                               (Unaudited)

Note 1:  Description of Business.

Quality  Dining, Inc. and its subsidiaries (the "Company")  develop  and operate  both quick service and full service restaurants throughout  the
United  States.   The  Company owns, operates and franchises  Bruegger's
Bagel Bakeries. As of February 16, 1997, there were 457 retail bagel bakeries, of which 349 were operated by franchisees and 108 were Company-owned and operated. The Company owns and operates 42 Grady's American Grill restaurants, five restaurants under the trade name of Spageddies Italian Kitchen and two restaurants under the trade name Papa Vino's
Italian Kitchen. The Company also operates, as a franchisee, 65 Burger King restaurants and 24 Chili's Grill & Bar restaurants.

The Company has established a new policy with respect to determining whether Company-owned and franchised Bruegger's Bagel Bakeries are "open" at the end of any accounting period. The Company's new policy requires that Bruegger's units must meet stringent criteria which are subject to multiple levels of verification in order to be considered open. Under its former policy, the Company utilized less stringent procedures and other criteria to determine whether units were open. Of the 425 retail bagel bakeries units which the Company reported as open at the end of fiscal year 1996, approximately 23 may not have qualified as open under the Company's new policy. Had the Company's new policy been in effect in fiscal year 1996, it would not have had any material effect on the reported revenues or net income of the Company.

Note 2:  Basis of Presentation.

The accompanying consolidated financial statements include the accounts of Quality Dining, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the sixteen- week period ended February 16, 1997 are not necessarily indicative of the results that may be expected for the 52-week year ending October 26, 1997.

These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended October 27, 1996 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 3:  Acquisitions.

On July 15, 1996, the Company acquired all the assets, including trademarks, of Moe's Broadway Bagel, Inc., operator of three Moe's
Broadway  Bagel restaurants ("Moe's"), for $3.6 million in cash.   In  a
concurrent transaction, the Company sold the operating assets  of  Moe's to a third party in exchange for a promissory note in the amount of $3.5 million and entered intodevelopment and franchise agreements for which  the  Company  collects franchise related revenues.
The promissory note bears interest  at  11%,is  due  June 15, 1997 and
is collateralized by substantially all assetsof  Moe's.   The Company
retained the rights to all of Moe's  trademarks and other intangible assets.

On June 7, 1996, the Company acquired all of the issued and outstanding shares of common stock of Bruegger's Corporation. Pursuant to the terms of the acquisition and related merger agreement, Bruegger's Corporation became a wholly-owned subsidiary of Quality Dining, Inc. The purchase price of Bruegger's Corporation consisted of the issuance of 5,127,121 shares of the Company's common stock, valued at $123.1 million, and direct acquisition and estimated post-merger integration costs aggregating $6.9 million. The Company also issued 117,800 shares of its Series A Convertible Cumulative Preferred Stock, without par value (the "Quality Dining Series A Preferred Stock") in exchange for a like number of issued and outstanding shares (exclusive of those shares held by the Company, which were canceled) of Bruegger's Corporation Class A Cumulative Convertible Preferred Stock, $100 par value per share.
Subsequent to the acquisition, 101,150 shares of the Quality Dining Series A Preferred Stock were converted into an aggregate of 285,531 shares of the Company's common stock. The acquisition was accounted for using the purchase method and the operating results of Bruegger's Corporation have been included in the Company's consolidated financial statements since the acquisition date. The excess of the purchase price over the acquired tangible and intangible net assets of approximately $143.9 million has been allocated to goodwill and is being amortized on a straight-line basis over 40 years.

In connection with the acquisition, the Company recorded a special pre-tax charge of $8.0 million for combining and integrating administrative functions, recruiting and relocating new employees, franchise related costs, and legal and professional fees. This charge was in addition to the $6.0 million recorded as part of the cost of the acquisition for facility closures, restaurant remodeling and relocation and severance packages for Bruegger's personnel. Through the first quarter of fiscal 1997, approximately $10.2 million of these costs have been incurred (including $5.2 million incurred during the first quarter of fiscal
1997), of which $8.3 million were cash payments and $1.9 million were non-cash charges, primarily for the write down of assets. The Company expects to complete these actions in fiscal 1997.

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



                          QUALITY DINING, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                            February 16, 1997
                               (Unaudited)


In conjunction with the acquisitions of the Grady's American Grill Restaurants and the rights to the Spageddies restaurant concept in the United States, which was finalized on October 28, 1995, the Company recorded a special pre-tax charge of $1.9 million during the sixteen-week period ended February 18, 1996. The charge reflected the estimated costs for integration of computer systems, employee transition costs, recruitment and relocation costs, and legal and professional fees. As of the end of fiscal 1996, substantially all costs related to these activities had been incurred.


Note 4:  Commitments.

As of February 16, 1997, the Company had commitments aggregating approximately $4.5 million for the construction of new restaurants.

Note 5:  Long-Term Debt.

On January 22, 1997, the Company amended its revolving credit agreement with Texas Commerce Bank, as agent for a group of seven banks, providing for borrowings of up to $150 million with interest payable monthly at the adjusted LIBOR rate plus 1.5%. The revolving credit agreement expires on April 26, 1999 and is unsecured.

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


Note 6:  Contingencies.

On November 10, 1994, the Company acquired all of the outstanding stock of Grayling Corporation, Grayling Management Corporation, Chili's of Mt. Laurel, Inc. ("Mt. Laurel"), and Chili's of Christiana, Inc. ("Christiana"). Prior to entering into negotiations with the Company, Grayling Corporation and its principal shareholder, T. Garrick Steele ("Steele"), had entered into an agreement (the "Asset Agreement") to sell substantially all of Grayling Corporation's assets to a third party, KK&G Enterprises, Inc. ("KK&G"). The Asset Agreement was terminated by Grayling Corporation and was not consummated. On September 27, 1994, KK&G filed suit in the Court of Common Pleas, Philadelphia County, Pennsylvania, against Grayling Corporation, Mt. Laurel, Christiana and Steele seeking damages and specific performance of the Asset Agreement. Steele is obligated to continue to defend the lawsuit and indemnify the Company and Grayling Corporation against any loss or damages resulting from the lawsuit. Management does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations. In making such assessment, management considered the financial ability of Steele to defend the lawsuit and indemnify the Company against any loss or damages resulting from the lawsuit.

                          QUALITY DINING, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                            February 16, 1997
                               (Unaudited)

Big D Bagels, Inc. ("Big D"), a wholly-owned subsidiary of Ciatti's, Inc. ("Ciatti's"), is a franchisee of Bruegger's. Ciatti's is a publicly-held corporation. Ciatti's filed a Registration Statement with the Securities and Exchange Commission pursuant to which it proposed to commence a rights offering to its existing shareholders to raise approximately $4.4 million in additional equity (the "Proposed Offering"). When Bruegger's learned of the Proposed Offering, it notified Ciatti's that the Development and Franchise Agreements existing between Bruegger's Franchise Corporation and Big D (the "Franchise
Documents") required Big D and Ciatti's to obtain the consent of Bruegger's Franchise Corporation prior to proceeding with the Proposed Offering. Ciatti's and Big D maintained that the Franchise Documents did not require such consent, and they were unwilling to request such consent. On November 8, 1996, Ciatti's and Big D filed a Complaint for Declaratory and Injunctive Relief in the United States District Court for the District of Minnesota, naming Quality Dining, Inc. and Bruegger's Franchise Corporation as defendants and requesting the Court to determine that the Franchise Documents do not require them to obtain consent for the Proposed Offering. The Company and Bruegger's Franchise Corporation have requested the Court to determine that the Franchise Documents require Ciatti's and Big D to obtain such consent before proceeding with the Proposed Offering. On December 20, 1996, Ciatti's and Big D filed a Motion for Summary Judgment and Declaratory Relief. Bruegger's Franchise Corporation is conducting certain discovery in advance of preparing its response to the pending Motion for Summary Judgment and Declaratory Relief. Currently, neither Ciatti's nor Big D has sought any damages in this matter. Management does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

BruWest, L.L.C., a franchisee of Bruegger's Franchise Corporation, and Timothy Johnson, Gregory LeMond, Michael Snow and Matthew Starr, principals of BruWest (collectively "BruWest") commenced an action against Bruegger's Franchise Corporation, Quality Dining, Inc., Daniel
B. Fitzpatrick (the "Bruegger's Defendants") and an investment banking firm retained by the Company alleging inter alia that the Bruegger's Defendants breached commitments to provide financing to BruWest, interfered with the Plaintiffs' efforts to obtain financing from third parties, violated existing franchise and development agreements between BruWest and Bruegger's Franchise Corporation, violated certain provisions of the Minnesota Franchise Act and breached duties and implied covenants of good faith and fair dealing. The Bruegger's Defendants denied all allegations in the Complaint. Without admitting any liability or obligation to do so, on March 11, 1997, Bruegger's Corporation loaned $1.2 million to the Plaintiffs. The loan is secured by certain assets of the Plaintiffs and personal guarantees of Mssrs. LeMond and Snow. The loan provides for monthly interest payments commencing April 11, 1997 at the rate of nine (9%) percent per annum and matures on September 11, 1997. On March 14, 1997, the Complaint was dismissed, without prejudice. There can be no assurance that any or all of the claims asserted in the Complaint will not be refiled at a later date.

The Company is involved in various other legal proceedings incidental to the conduct of its business. Management does not expect that any such proceedings will have a material adverse effect on the Company's financial position or results of operations.



                          QUALITY DINING, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Concluded
                            February 16, 1997
                               (Unaudited)

Note 7:  Related Parties

During the first quarter of fiscal 1997, the Company loaned $14.0 million to a related company ("Bagel Acquisition Corporation") owned by a director and officer of the Company, which used the funds to acquire a number of Bruegger's Bagel Bakeries from independent franchisees and for working capital purposes. The Company had loaned Bagel Acquisition Corporation an aggregate of $23.9 million as of February 16, 1997. The $23.9 million promissory note bears interest at 11%, is due June 15, 1997, and is collateralized by substantially all assets of Bagel Acquisition Corporation. Subsequent to February 16, 1997 and through March 25, 1997, the Company loaned Bagel Acquisition Corporation an additional $10.1 million to acquire additional Bruegger's Bagel Bakeries from an independent franchisee and for working capital purposes. Bagel Acquisition Corporation was formed to facilitate the acquisition of bakeries and markets for inclusion in the Company's proposed Franchise Operating Partner Program. The program is designed to make financing available to operating partner franchisees who can then focus on development and operations rather than capital raising. The operating partners would be funded by outside equity and by loans from the Company. The Company anticipates that the bakeries owned by Bagel Acquisition Corporation will be re-franchised to operating partners in fiscal 1997. If the acquired markets are not re-franchised, the Company will have to consolidate the stores into its financial statements. The consolidation would create a substantial book loss for the Company since the book value of the underlying assets of Bagel Acquisition Corporation is less than the current balance of the note receivable. The book value of the assets of Bagel Acquisition Corporation is less than the note receivable due to the Company's funding of operating losses of Bagel Acquisition Corporation. If the Company has to consolidate Bagel
Acquisition Corporation, the Company will also have to include the operating losses of Bagel Acquisition Corporation in the Company's future results and will experience a decrease in franchise related revenue. Franchise related revenue recognized by the Company during the first quarter of fiscal 1997 related to Bagel Acquisition Corporation aqqregated approximately $1.4 million.

During the first quarter of fiscal 1997, the Company loaned $4.3 million to a Bruegger's franchisee. The $4.3 million promissory note was paid in full on February 20, 1997 when the franchisee sold its Bruegger's Bagel Bakeries to Bagel Acquisition Corporation.

During the first quarter of fiscal 1997, the Company paid a related party $900,000 to terminate a lease for office space located in Vermont. The cost for the termination of this lease was accrued as part of the cost of the purchase of Bruegger's Corporation at the time of the acquisition.


Item  2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

GENERAL

The Company has a 52/53-week fiscal year ending on the last Sunday in October of each year. The first quarter of the Company's fiscal year consists of 16 weeks with all subsequent quarters being 12 weeks in duration. The current fiscal year ends October 26, 1997.

RESULTS OF OPERATIONS

The   following  table  sets  forth,  for  the  periods  indicated,  the percentages which certain items of revenue and expense bear to total revenues, except where otherwise noted.

                                                   Sixteen weeks Ended
                                               February 16,    February 18,
                                                   1997           1996
Revenues:                                      -----------     ----------
  Restaurant sales                                 95.3%          100.0%
  Franchise related revenue                         4.7              -
                                                 ------          ------
    Total revenues                                100.0           100.0
                                                 ------          ------
Operating expenses:
  Restaurant operating expenses
    (as % of restaurant sales)
    Food and beverage                              30.8            31.4
    Payroll and benefits                           29.9            28.6
    Depreciation and amortization                   6.0             4.5
    Other operating expenses                       23.0            21.9
                                                 ------          ------
    Total restaurant
     operating expenses                            89.7            86.4

  General and administrative expenses               6.7             4.8
  Amortization of intangibles                       1.7              .6
  Restructuring and integration costs                -              3.6
                                                 ------          ------
    Total operating expenses                       93.9            95.3
                                                 ------          ------
Operating income                                    6.1             4.7
                                                 ------          ------
Other income (expense):
  Interest expense                                 (2.7)           (2.7)
  Interest income                                    .1              .1
  Other income (expense), net                        .1             (.1)
                                                 ------          ------
   Total other expense, net                        (2.5)           (2.7)
                                                 ------          ------
Income before income taxes                          3.6             2.0
Income taxes                                        1.7              .7
                                                 ------          ------
Net income                                          1.9%            1.3%
                                                 ======          ======






Item  2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (continued)


Restaurant sales for the first quarter of fiscal 1997 were $82.4 million, an increase of 53.7% over restaurant sales of $53.6 million for the comparable period in fiscal 1996. The increase was primarily attributable to the acquisitions of the Grady's American Grill restaurants and Bruegger's Corporation and sales generated by other Company restaurants operating in the first quarter of fiscal 1997 that were not operating during the first quarter of fiscal 1996. During the first quarter of fiscal 1997, the Company's Grady's American Grill and Bruegger's Bagel Bakery restaurants contributed $22.9 million in increased sales, or 79.5% of the total sales increase of $28.8 million.

Total revenues for the Company were $86.5 million for the first quarter of the 1997 fiscal year, an increase of 61.4% over $53.6 million for the comparable period in fiscal 1996. Total revenues for the Company includes franchise related revenues from Bruegger's Corporation. Franchise related revenues include royalties on franchised restaurant sales, franchise and development fees, net commissary revenue, interest income and other miscellaneous fees from franchised operations.


As a percentage of restaurant sales, total restaurant operating expenses increased to 89.7% in the first quarter of fiscal 1997 from 86.4% in the first quarter of fiscal 1996. Contributing to the increase in restaurant operating expenses for the sixteen weeks were higher payroll and benefits expense, higher depreciation and amortization expense and higher other operating expenses. These increases were primarily the result of the Company operating an increased number of full service and new Bruegger's restaurants. These units typically have higher costs than the Company's more mature Bruegger's and Burger King restaurants.

General and administrative expenses, as a percentage of total revenues, were 6.7% in the first quarter of fiscal 1997 versus 4.8% in the comparable period of fiscal 1996. The increase was primarily due to an increase in corporate personnel to support the growth of the Company's Bruegger's Bagel Bakery business.

Amortization of intangibles, as a percentage of total revenues, increased to 1.7% for the first quarter of fiscal 1997 compared to 0.6% for the same period in fiscal 1996. The increase for the quarter was primarily due to the amortization of intangible assets relating to the acquisitions of Bruegger's Corporation and Grady's American Grill.

During the first quarter of fiscal 1996, the Company recorded a special pre-tax charge of $1.9 million for restructuring and integration costs related to the acquisitions of Grady's American Grill restaurants and Spageddies Italian Kitchen. No such charges were recorded in the first quarter of fiscal 1997.

Total other expenses, as a percentage of total revenues, decreased to 2.5% for the first quarter of fiscal 1997 from 2.7% during the comparable period in fiscal 1996. The decrease was primarily due to an increase in other income.

The provision for income taxes includes federal and state income taxes using the Company's estimated effective income tax rate for the respective fiscal year. The Company's effective income tax rate was 47.5% for the sixteen weeks ended February 16, 1997 compared to 36.6% for the sixteen weeks ended February 18, 1996. The increase in the Company's fiscal 1997 effective income tax rate is primarily due to the tax effect of the non-deductible amortization of goodwill associated with the acquisition of Bruegger's Corporation.




Item  2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (continued)

For the first quarter of fiscal 1997, the Company reported net income of $1.6 million compared to net income of $0.7 million for the first quarter of fiscal 1996. The increase in net income for the quarter ended February 16, 1997 was primarily due to the increased number of restaurants in operation compared to the first quarter of 1996 and the special pre-tax charge of $1.9 million in the first quarter of 1996, as discussed above, which reduced the fiscal 1996 first quarter earnings.

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") was issued by the Financial Accounting Standards Board. The Company is required to initially adopt this pronouncement during its fiscal 1998 first quarter ending February 15, 1998. SFAS No. 128 will require the Company to make a dual presentation of basic and fully diluted earnings per share on the face of its consolidated statements of income. The Company does not presently anticipate that SFAS No. 128 will have a significant impact on the Company's historically reported earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $4.8 million at February 16, 1997, an increase of $4.3 million from the $0.5 million at October 27, 1996. Principal sources of funds consisted of: (i) those provided by operations ($3.8 million) and (ii) net proceeds from the Company's revolving credit facility ($40.0 million). The primary uses of funds consisted of: (i) expenditures associated with new restaurant development ($18.6 million), (ii) increase in notes receivable ($19.0 million) and (iii) franchise, liquor license and preopening costs ($1.8 million).

The Company's primary cash requirements for the remainder of fiscal 1997 will be to finance capital expenditures in connection with the opening of new restaurants and improvements to the Company's management information reporting systems and for general working capital purposes. Capital expenditures for fiscal 1997 are projected to be approximately $35 million to $60 million, of which $18.6 million has been expended through the first quarter of fiscal 1997. The Company's growth plans for all of fiscal 1997 include opening three to five Burger King restaurants, three to five Chili's restaurants, one or two Grady's American Grill restaurants and one or two Italian Dining restaurants.
If the Company's planned Franchise Operating Partner Program is implemented, the Company would transfer all or most of its currently owned Bruegger's bakeries to the operating partners and not build additional Company-owned bakeries. The Company would, however, be obligated to fund operating partners through loans. The actual amount of the Company's cash requirements for capital expenditures or loans depends in part on the number of new restaurants opened and the land acquisition costs associated with such restaurants. During the first sixteen weeks of fiscal 1997, the Company opened eight new Company-owned Bruegger's Bagel Bakeries, two new Burger King restaurants, two new Chili's Grill & Bar restaurants and one new Papa Vino's Italian Kitchen restaurant.

The Company anticipates that its cash flow from operations, together with amounts available under its revolving credit agreement, will be sufficient to fund its planned internal expansion and other internal operating cash requirements through at least fiscal year 1997. Depending upon the size of the loans to be made under its planned operating partner program, the Company may need to raise additional funds through the issuance of debt or equity securities or the disposition of assets.

On January 22, 1997, the Company amended its existing revolving credit facility with Texas Commerce Bank, as agent for a group of seven banks. The facility, as amended, provides for borrowings up to a maximum of $150 million, with interest payable at the adjusted LIBOR rate plus 1.5%. The loan agreement expires on April 26, 1999 and is unsecured. As of February 16,


Item  2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (continued)


1997, there was $118.6 million outstanding under this revolving credit facility. The loan agreement allows for further indebtedness of up to $5 million in addition to the $150 million currently available.

The Company has loaned approximately $34.0 million to Bagel Acquisition Corporation, an affiliate of the Company, to facilitate the purchase of over 70 franchised Bruegger's Bagel Bakeries in more than ten markets in anticipation of these markets being re-franchised pursuant to the Company's planned operating partner program. The Company is considering various alternatives to provide necessary financing for the re-franchising but there is no assurance that the Company will be able to find financing on acceptable terms. If the Company is unsuccessful in the re-franchising of these markets, it will have to consolidate these Bruegger's Bagel Bakeries into its financial statements and recognize any losses that may result. In the absence of an acceptable re-franchising program, the continued development of new bakeries by the Company and its franchisees would be adversely affected.

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



                       PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Note 6 to the unaudited consolidated financial statements of the Company included in Part I of this report is incorporated herein by reference.


Item 2. Changes in Securities

On March 27, 1997, the Company adopted a Shareholder Rights Plan. The Plan is designed to ensure that the Company's shareholders receive fair treatment in the event of an unsolicited attempt to acquire control of the Company and to provide the Board with the necessary flexibility and time to respond to such an attempt.

Under the Shareholder Rights Plan, holders of the Company's common stock outstanding on April 11, 1997 will receive one Right for each share they hold. Initially, each Right will represent the right to purchase one one-hundredth (1/100th) of a share of the Company's Series B Participating Cumulative Preferred Stock ("Series B Preferred Stock") at an exercise
price  of  $75.00.   The  Rights will not be exercisable  or  separately
transferable (i) unless an acquirer becomes the beneficial owner of more than 15% of the Company's outstanding common stock; or (ii) until after such date, if any, as the Board of Directors designates after a person commences or discloses an intent to commence an offer for more than 15% or more, of such shares.


                 PART II - OTHER INFORMATION (continued)

Any person or group that currently beneficially owns 15% or more will not be deemed an "acquirer" as to shares held as of the effective date of the Plan; however, any additional acquisition of shares (other than from the Company or by gift or operation of law) without the prior approval of the Board will make the person or group an acquirer.

If an acquirer becomes the beneficial owner of 15% or more of the Company's common stock, or a 15% beneficial owner acquires additional shares without approval, each Right not owned by such person or related parties will entitle its holder to purchase at the Right's then-current exercise price, shares of the Series B Preferred Stock having a value of twice the Right's exercise price. Similarly, if after the Rights become exercisable and transferable, an acquirer consummates one of a variety of business combinations with the Company, each Right will entitle its holder to purchase, at the Right's then-current exercise price, shares of the company surviving the business combination that have a book or market value of twice the Right's exercise price.

The Company may redeem the Rights for $0.01 in cash or securities at any time prior to the Rights becoming exercisable or the expiration of the Rights on March 27, 2007.

The Series B Participating Cumulative Preferred Stock will be entitled to all the rights and privileges set forth in the Articles of Incorporation of the Company and, in addition, will have the following features:

      1. Dividends. The holders of Series B Preferred Stock will be entitled to receive (a) quarterly cumulative dividends payable in cash in an amount per share equal to $0.01 per share less the amount of cash dividends received pursuant to the following clause (b) (but not less than zero) and (b) cash and in-kind dividends on each payment date for similar dividends on the common stock (the "Common Stock") of the Company, in an amount per whole share of Series B Preferred Stock equal to 100 (which number is subject to adjustment to reflect stock dividends, subdivisions or combinations of the outstanding Common Stock) times the per share amount of all cash dividends then to be paid on each share of Common Stock.

      2. Voting Rights. The holders of Series B Preferred Stock will be entitled to vote on each matter on which holders of Common Stock are entitled to vote and will have 100 votes (subject to adjustment as described above) for each whole share of Series B Preferred Stock held. Holders of any fraction of a share of Series B Preferred Stock that is not smaller than 1/100th of a share will be entitled to vote such fraction. Holders of Series B Preferred Stock have certain special voting rights in the election of directors when the equivalent of six quarterly dividends are in default.

       3. Certain Restrictions. Whenever quarterly dividends or distributions on the Series B Preferred Stock are in arrears, the Company's right to declare or pay dividends or other distributions on, redeem, or purchase, any shares of stock ranging junior to, or on parity with, the Series B Preferred Stock will be subject to certain restrictions.

      4. Liquidation Rights. Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of any shares of Series B Preferred Stock will be entitled to receive, before any distribution is made to holders of shares of stock ranking junior to the Series B Preferred Stock or any distribution (other than a ratable distribution )is made to the holders of stock ranking on a parity with the Series B Preferred Stock, an amount equal to the accrued dividends thereon plus the greater of (a) $0.01 per share or (b) an amount per share equal to 100 (subject to adjustment as described above) times the amount per share to be distributed to holders of the Common Stock; provided that in no event will the amount or amounts, if any, exceed $100 per share plus accrued dividends in


                 PART II - OTHER INFORMATION (continued)



the case of involuntary liquidation, dissolution or winding up of the Surviving Company.

       5. Redemption. The shares of Series B Preferred Stock will not be redeemable. The Company may, however, purchase shares of Series B Preferred Stock in the open market or pursuant to an offer to a particular holder or holders.

     6. Consolidation, Merger and Other Transactions. In the event of a consolidation, merger or other transaction in which the shares of Common Stock are exchanged for, or converted into, other securities, cash or any other property, the shares of Series B Preferred Stock will be similarly exchanged or converted.

      7. Fractional Shares. Shares of the Series B Preferred Stock will be issuable in whole shares or in any fraction of a share that is not smaller than 1/100th of a share or any integral multiple of such fraction, subject to certain adjustments. In lieu of issuing fractional shares, the Company may issue certificates or depository receipts evidencing such authorized fraction of shares or, in the case of fractions other than 1/100th and integral multiples thereof, pay registered holders cash equal to the same fraction of the current market value of a share of Series B Preferred Stock (if any are outstanding) or the equivalent number of shares of Common Stock.


Item 5. Other Information

On March 27, 1997, the Company amended its By-Laws to increase the size of the Board of Directors to 12 members from 11. The Company also elected William Moreton to fill the vacancy created on the Board of Directors effective upon his employment as Executive Vice President, Treasurer and Chief Financial Officer of the Company which is expected to be on or about April 14, 1997. Mr. Moreton's term will expire at the 2000 annual meeting of shareholders.


Item 6. Exhibits and Reports on Form 8-K

  (a)     Exhibits

     A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.


  (b)     Reports on Form 8-K

       None



                               Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Quality Dining, Inc.
                                          (Registrant)


Date:  April 2, 1997                           By: /s/Martin Miranda
                                               Vice President & Controller
                                               (Principal accounting officer)














                            INDEX TO EXHIBITS


Exhibit
  No.          Description

3-A      (1)(i)    RestatedArticles of Incorporation of Registrant
            (ii)   Amendment to Registrant's Restated Articles of
                   Incorporation establishing the Series A Convertible
                   Cumulative Preferred Stock of the Registrant
            (iii)  Amendment to Registrant's Restated Articles of
                   Incorporation establishing the Series B Participating
                   Cumulative Preferred Stock of the Registrant

3-B         (1) By-Laws of Registrant, as amended to date.

4-B Second Amendment, dated as of January 22, 1997, between the Registrant, GAGHC, Inc., and BF Holding, inc., as borrowers, and Texas Commerce Bank National Association, as agent, NBD Bank, N.A., LaSalle National Bank, NationsBank, N.A. (South),SunTrust Bank, Central Florida, N.A.,
                The Northern Trust Company and Key Bank.

10-AO       (1) Rights  Agreement,dated as of March 27, 1997, between
                Registrant and KeyCorp Shareholder Services, Inc.

27              Financial Data Schedule


(1) The copy of this exhibit filed as the same exhibit number to the Registrant's Registration Statement on Form 8-A, dated April 1, 1997, is incorporated herein by reference.