Form 10-Q
period 1997-05-11
QUALITY DINING INC
filed 1997-06-25
CIK 917126

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                              FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    May 11, 1997

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

                    Yes __X____           No ________

The number of shares of the registrant's common stock outstanding as of June 15, 1997 was 16,909,799.














                               QUALITY DINING, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                        FOR THE QUARTER ENDED MAY 11, 1997
                                       INDEX


                                                                  Page

PART I. - Financial Information


Item 1.   Consolidated Financial Statements:

          Consolidated Statements of Operations....................3
          Consolidated Balance Sheets..............................4
          Consolidated Statements of Cash Flows....................5
          Notes to Consolidated Financial Statements...............6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...........10


Part II - Other Information

Item 1.   Legal Proceedings.......................................16

Item 2.   Changes in Securities...................................16

Item 3.   Defaults upon Senior Securities.........................16

Item 4.   Submission of Matters to a Vote of Security Holders.....16

Item 5.   Other Information.......................................17

Item 6.   Exhibits and Reports on Form 8-K........................17

Signatures........................................................17
























Part I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                                QUALITY DINING, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                      (In thousands, except per share amounts)

                               Twelve Weeks Ended     Twenty-Eight Weeks Ended
                               May 11,      May 12,       May 11,      May 12,
                                1997         1996          1997         1996
                               -------      -------       -------      -------
Revenues:
Restaurant sales:
  Grady's American Grill     $  20,813    $  24,571      $  48,368   $  41,679
  Burger King                   17,492       16,208         38,310      35,588
  Bruegger's Bagel Bakery       13,740        3,228         29,256       6,321
  Chili's Grill & Bar           12,500        9,506         28,087      21,086
  Italian Dining                 3,157        1,889          6,117       4,373
                               -------      -------         -------    -------
Total restaurant sales          67,702       55,402         150,138    109,047
  Franchise related revenue      3,396         -              7,479       -
                               -------      -------         -------    -------
Total revenues                  71,098       55,402         157,617    109,047
                               -------      -------         -------    -------
Operating expenses:
  Restaurant operating expenses:
    Food and beverage           20,780       17,406          46,178     34,256
    Payroll and benefits        20,677       15,326          45,349     30,650
    Depreciation and
      amortization               3,948        2,351           8,895      4,813
    Other operating expenses    19,193       12,620          38,119     24,390
                               -------      -------         -------    -------
Total restaurant operating
  expenses                      64,598       47,703         138,541     94,109

  General and administrative     9,666        2,518          15,496      5,088
  Amortization of intangibles    1,097          270           2,561        569
  Restructuring and
    integration costs             -            -               -         1,938
  Impairment of assets         185,000         -            185,000       -
  Store closing costs           15,513         -             15,513       -
  Franchise operating
    partner expense              2,066         -              2,066       -
                               -------      -------         -------    -------
Total operating expenses       277,940       50,491         359,177    101,704
                               -------      -------         -------    -------
Operating income (loss)       (206,842)       4,911        (201,560)     7,343
                               -------      -------         -------    -------
Other income (expense):
  Interest expense              (2,164)      (1,701)         (4,535)    (3,125)
  Gain on sale of property
    and equipment                 -            -               -             3
  Interest income                   60           40             122        111
  Other income (expense), net      (12)          34             118         38
                               -------      -------         -------    -------
Total other expense, net        (2,116)      (1,627)         (4,295)    (2,973)
                               -------      -------         -------    -------
Income (loss) before
  income taxes (credit)       (208,958)       3,284        (205,855)     4,370
Income taxes (credit)           (7,217)       1,198          (5,743)     1,595
                               -------      -------         -------    -------
Net income (loss)           $ (201,741)    $  2,086      $ (200,112)  $  2,775
                               =======      =======         =======    =======
Net income (loss)
  per share                 $   (11.93)    $   0.24      $   (11.83)  $   0.31
                               =======      =======         =======    =======
Weighted average shares
  outstanding                   16,910        8,839          16,910      8,838
                               =======      =======         =======    =======


See Accompanying Notes to Consolidated Financial Statements






                             QUALITY DINING, INC.
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)
                                                   May 11,       October 27,
                                                    1997             1996
                                                  ---------       ---------
ASSETS                                           (Unaudited)
Current assets:
  Cash and cash equivalents                     $    2,061      $      444
  Accounts receivable                                6,972           4,518
  Accounts and note receivable, related parties       -             11,651
  Notes receivable                                   1,198           3,585
  Refundable income taxes                            2,671            -
  Inventories                                        3,852           3,082
  Deferred income taxes                              7,579           1,996
  Other current assets                               2,896           3,438
                                                   -------         -------
    Total current assets                            27,229          28,714
                                                   -------         -------

Property and equipment, net                        194,731         177,044
                                                   -------         -------
Other assets:
  Franchise fees and development costs, net         10,319          10,406
  Goodwill, net                                      9,384         152,195
  Trademarks, net                                   12,902          13,082
  Pre-opening costs and
    non-competition agreements, net                  2,935           2,463
  Liquor licenses, net                               3,306           2,876
  Other                                              1,156           1,234
                                                   -------         -------
    Total other assets                              40,002         182,256
                                                   -------         -------

    Total assets                                $  261,962      $  388,014
                                                   =======         =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capitalized lease and
    non-competition obligations                 $      479      $      451
  Accounts payable                                  17,474           8,531
  Accrued restructuring and integration
    costs                                             -              8,984
  Accrued store closing costs                       15,513            -
  Accrued liabilities                               14,089          12,135
                                                   -------         -------
    Total current liabilities                       47,555          30,101

Long-term debt                                     133,610          78,610
Capitalized lease and non-competition
  obligations, principally to related parties,
  less current portion                               6,674           6,436
Deferred income taxes                                5,111           3,744
                                                   -------         -------
    Total liabilities                              192,950         118,891
                                                   -------         -------
Stockholders' equity:
  Preferred stock, without par value:
    5,000,000 shares authorized; none issued
  Common stock, without par value: 50,000,000
    shares authorized; 16,929,799 and 16,929,035
    shares issued, respectively                         28              28
  Additional paid-in capital                       258,243         258,242
  Retained earnings (deficit)                     (189,009)         11,103
                                                   -------         -------
                                                    69,262         269,373
  Less treasury stock, at cost, 20,000 shares          250             250
                                                   -------         -------
    Total stockholders' equity                      69,012         269,123
                                                   -------         -------
    Total liabilities and stockholders' equity  $  261,962      $  388,014
                                                   =======         =======


See Accompanying Notes to Consolidated Financial Statements.




                             QUALITY DINING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in thousands)


                                                   Twenty-Eight Weeks Ended
                                                       May 11,      May 12,
                                                        1997         1996
                                                       -------      -------
Cash flows from operating activities:
  Net income (loss)                                  $(200,112)   $   2,775
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation and amortization of
      property and equipment                             8,180        4,174
    Amortization of other assets                         4,647        1,658
    Impairment of assets                               185,000         -
    Store closing accrual                               15,513         -
    Deferred income taxes                               (4,216)        -
    Refundable income taxes                             (2,671)        -
    Gain on sale of property and equipment                -              (3)
    Changes in assets and liabilities, net of
      consolidation of controlled affiliate:
        Net increase in current assets                  (2,225)      (2,759)
        Net increase (decrease) in
          current liabilities                           (2,058)       1,916
        Other                                              (19)          36
      Net cash provided by                             -------      -------
        operating activities                             2,039        7,797
                                                       -------      -------
Cash flows from investing activities:
  Acquisition of business, net of cash acquired           -         (74,764)
  Increase in notes receivable                         (23,927)        -
  Proceeds from sale  of property and equipment           -               3
  Purchase of property and equipment                   (28,441)     (14,636)
  Payment of other assets                               (2,949)      (1,812)
                                                       -------      -------
      Net cash (used in) investing activities          (55,317)     (91,209)
                                                       -------      -------
Cash flows from financing activities:
  Proceeds from exercise of stock options                    1           55
  Borrowings of long-term debt                          55,000       81,491
  Repayment of capitalized lease
    and non-competition obligations                       (106)        (114)
  Payment of redeemable preferred stock
    subscription payable                                  -            (250)
  Other                                                   -              (6)
                                                       -------      -------
     Net cash provided by financing activities          54,895       81,176
                                                       -------      -------

Net increase (decrease) in cash and cash equivalents     1,617       (2,236)
Cash and cash equivalents, beginning of period             444        5,639
                                                       -------      -------
Cash and cash equivalents, end of period             $   2,061    $   3,403
                                                       =======      =======





See Accompanying Notes to Consolidated Financial Statements.



                             QUALITY DINING, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                May 11, 1997
                                  (Unaudited)

Note 1:  Description of Business.

Quality Dining, Inc. and its subsidiaries (the "Company") develop and operate both quick service and full service restaurants throughout the United States. The Company owns, operates and franchises Bruegger's Bagel Bakeries. As of May 11, 1997, there were 489 retail bagel bakeries, of which 310 were operated by independent franchisees, 63 were operated by a controlled affiliate (Bagel Acquisition Corporation) and 116 were Company-owned and operated. As of May 11, 1997 the Company owned and operated 41 Grady's American Grill restaurants, five Spageddies Italian Kitchen restaurants and three Papa Vino's Italian Kitchen restaurants. The Company also operated, as a franchisee, 66 Burger King restaurants and 27 Chili's Grill & Bar restaurants.

Note 2:  Basis of Presentation.

The accompanying condensed consolidated financial statements include the accounts of Quality Dining, Inc. and its wholly-owned subsidiaries. As of May 11, 1997, the Company also consolidated its controlled affiliate, Bagel Acquisition Corporation, into its consolidated balance sheet (see note 8).
All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the twelve-week period and the twenty-eight week period ended May 11, 1997 are not necessarily indicative of the results that may be expected for the 52-week year ending October 26, 1997.

These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended October 27, 1996 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 3: Impairment of Long-Lived Assets

On May 10, 1997, the Company's Board of Directors committed the Company to a plan of action to divest the Bruegger's bagel-related businesses. The Company has recorded a non-cash impairment charge of $185.0 million and a store closing charge of $15.5 million as a result of this decision. The non-cash impairment charge represents a reduction of the carrying amounts of bagel-related assets to their estimated fair values. The impairment charge includes non-cash charges for the write-off of goodwill and the write-down of notes receivable and property and equipment. The Company has received non-binding offers to purchase its bagel-related assets and used these offers, less estimated costs to sell, to determine the current fair value of the bagel-related assets. Actual results, however, could vary significantly from the Company's current estimates.



                           QUALITY DINING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                              May 11, 1997
                               (Unaudited)

The Company also recorded a store closing charge for the estimated costs associated with closing under-performing Bruegger's units and other Bruegger's units which were at various stages of development when the decision was made to divest the Bruegger's bagel-related businesses. The charge includes amounts for terminating leases, the write-off of fixed assets and pre-opening costs, restaurant management severance costs and other store closing costs. As of June 25, 1997, the Company has closed a total of 22 Bruegger's units in six markets.

Note 4:  Restructuring and Integration Costs.

In connection with the Company's acquisition of Bruegger's Corporation on June 7, 1996, the Company recorded a special pre-tax charge of $8.0 million during the third quarter of fiscal 1996 for combining and integrating administrative functions, recruiting and relocating new employees, franchise-related costs, and legal and professional fees. This charge was in addition to the $6.0 million recorded as part of the cost of the acquisition for facility closures, restaurant remodeling, and relocation and severance packages for Bruegger's personnel. As of May 11, 1997, substantially all costs related to these activities had been incurred (including $9.1 million incurred during the first twenty-eight weeks of fiscal 1997), of which $11.8 million were cash payments and $2.2 million were non-cash charges, primarily for the write-down of assets.

In conjunction with the acquisitions of the Grady's American Grill restaurants on December 21, 1995 and the rights to the Spageddies restaurant concept in the United States, which was finalized on October 28, 1995, the Company recorded a special pre-tax charge of $1.9 million during the sixteen-week period ended February 18, 1996. The charge reflected the estimated costs for integration of computer systems, employee transition costs, recruitment and relocation costs, and legal and professional fees. As of the end of fiscal 1996, substantially all costs related to these activities had been incurred.

Note 5:  Commitments.

As of May 11, 1997, the Company had commitments aggregating approximately $2.0 million for the construction of new restaurants.

Note 6:  Long-Term Debt.

On January 22, 1997, the Company amended its revolving credit agreement with Texas Commerce Bank, as agent for a group of seven banks, providing for borrowings of up to $150 million with interest payable monthly at the adjusted LIBOR rate plus a contractual spread. The revolving credit agreement expires on April 26, 1999 and is unsecured. As of May 11, 1997, there was $133.6 million outstanding under this revolving credit facility.

The revolving credit agreement contains, among other provisions, certain restrictive covenants including maintenance of certain prescribed debt and fixed charge coverage ratios, minimum levels of tangible net worth, as defined, limitations on the incurrence of additional indebtedness and annual limitations on the payment of dividends (other than stock dividends) on, or the purchase or redemption of, any shares of the Company's capital stock in aggregate amounts exceeding 40% of the Company's net income for the immediately preceding fiscal year. At the conclusion of the second quarter of fiscal 1997, the Company received a waiver from the bank group for non-compliance of the following


                          QUALITY DINING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             May 11, 1997
                              (Unaudited)


financial covenants contained in the revolving credit agreement: minimum tangible net worth, ratio of funded debt to total capitalization, fixed charge coverage ratio and ratio of funded debt to consolidated cash flow. In addition, the bank group waived non-compliance with two non-financial covenants. In order to avoid future non-compliance with the covenants contained in the agreement, the Company will seek an amendment to the revolving credit agreement to revise certain covenants and terms and conditions.
There can be no assurance that the Company will be able to amend the existing agreement under terms acceptable to it and the bank group.

Note 7:  Contingencies.

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

BruWest, L.L.C., a franchisee of Bruegger's Franchise Corporation, and Timothy Johnson, Gregory LeMond, Michael Snow and Matthew Starr, principals of BruWest (collectively "BruWest") commenced an action on January 30, 1997 against Bruegger's Franchise Corporation, Quality Dining, Inc., Daniel B. Fitzpatrick (the "Bruegger's Defendants") and an investment banking firm retained by BruWest alleging inter alia that the Bruegger's Defendants breached commitments to provide financing to BruWest, interfered with the Plaintiffs' efforts to obtain financing from third parties, violated existing franchise and development agreements between BruWest and Bruegger's Franchise Corporation, violated certain provisions of the Minnesota Franchise Act and breached duties and implied covenants of good faith and fair dealing. The Bruegger's Defendants denied all allegations in the Complaint. Without admitting any liability or obligation to do so, on March 11, 1997, Bruegger's Corporation loaned $1.2 million to the Plaintiffs. The loan is secured by certain assets of the plaintiffs and personal guarantees of Mssrs. LeMond and Snow. The loan provides for monthly interest payments commencing April 11, 1997 at the rate of nine (9%) percent per annum and matures on September 11, 1997. On March 14, 1997, the complaint was dismissed, without prejudice.
On May 22, 1997, BruWest refiled the complaint with additional allegations challenging the enforceability of the loan documents and personal guarantees. BruWest has ceased payment of royalties as required under its Franchise agreements and Bruegger's Franchise Corporation has issued a written notice of default to BruWest.



The Company is involved in various other legal proceedings incidental to the conduct of its business. Management does not expect that any such proceedings will have a material adverse effect on the Company's financial position or results of operations.




                             QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Concluded
                                 May 11, 1997
                                 (Unaudited)

Note 8:  Related Party Transactions

During the twenty-eight weeks ended May 11, 1997, the Company loaned $28.1 million to a related company ("Bagel Acquisition Corporation") owned by a director and officer of the Company, which used the funds to acquire a number of Bruegger's Bagel Bakeries from independent franchisees and for working capital purposes. Bagel Acquisition Corporation was formed for the sole purpose of facilitating the acquisition of bakeries and markets on behalf of the Company for inclusion in the Company's proposed Franchise Operating Partner Program. The Company had loaned Bagel Acquisition Corporation an aggregate of $38.0 million as of May 11, 1997. The $38.0 million promissory note bears interest at 11% and is collateralized by substantially all assets of Bagel Acquisition Corporation. On May 10, 1997, the Company's Board of Directors decided to divest the Bruegger's bagel-related businesses and therefore has canceled the Franchise Operating Partner Program. In connection with this decision, the Company has consolidated the assets and liabilities of Bagel Acquisition Corporation into its consolidated balance sheet as of May 11, 1997. The note receivable from Bagel Acquisition Corporation has been eliminated as part of the consolidation. Bagel Acquisition Corporation was consolidated into the Company's consolidated balance sheet as of May 11, 1997 and therefore its results of operations have not been included in the Company's consolidated financial results for the twenty-eight weeks ending May 11, 1997.


Note 9: Franchise Operating Partner Program

During the second quarter of fiscal 1997 the Company recorded a $2.1 million charge for expenses relating to the Franchise Operating Partner Program. These costs were primarily related to the professional services of financial advisors involved in negotiating with potential equity investors for the Franchise Operating Partner Program. The Franchise Operating Partner Program has been canceled due to the Company's decision to divest Bruegger's Corporation.



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
                                Twelve Weeks Ended   Twenty-Eight Weeks Ended
                                   May 11,     May 12,     May 11,     May 12,
                                    1997        1996        1997        1996
                                   ------      ------      ------      ------
Revenues:
  Restaurant sales                  95.2%      100.0%       95.3%       100.0%
  Franchise related revenue          4.8          -          4.7           -
                                   -----       -----       -----        -----
    Total revenues                 100.0       100.0       100.0        100.0
                                   -----       -----       -----        -----
Operating expenses:
  Restaurant operating expenses (as % of restaurant sales)
    Food and beverage               30.7        31.4        30.8         31.4
    Payroll and benefits            30.5        27.7        30.2         28.1
    Depreciation and amortization    5.8         4.2         5.9          4.4
    Other operating expenses        28.3        22.8        25.4         22.4
                                   -----       -----       -----        -----
    Total restaurant
     operating expenses             95.3        86.1        92.3         86.3

  General and administrative        13.6         4.5         9.8          4.7
  Amortization of intangibles        1.5          .5         1.6           .5
  Restructuring and
    integration costs                 -           -           -           1.8
  Impairment of assets             260.2          -        117.4           -
  Store closing costs               21.8          -          9.8           -
  Franchise operating
    partner expense                  2.9          -          1.3           -
                                   -----       -----       -----        -----
    Total operating expenses       390.9        91.1       227.9         93.3
                                   -----       -----       -----        -----
Operating income (loss)           (290.9)        8.9      (127.9)         6.7
                                   -----       -----       -----        -----
Other income (expense):
  Interest expense                  (3.1)       (3.1)       (2.9)        (2.8)
  Interest income                     .1          .1          .1           .1
  Other income (expense), net         -           .1          .1           -
                                   -----       -----       -----        -----
    Total other expense, net        (3.0)       (2.9)       (2.7)        (2.7)
                                   -----       -----       -----        -----
Income (loss) before income
  taxes (credit)                  (293.9)        6.0      (130.6)         4.0
Income taxes (credit)              (10.1)        2.2        (3.6)         1.5
                                   -----       -----       -----        -----
Net income (loss)                 (283.8)%       3.8%     (127.0)%        2.5%
                                   =====       =====       =====        =====






Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Restaurant sales for the second quarter of fiscal 1997 were $67.7 million, an increase of 22.2% over restaurant sales of $55.4 million for the comparable period in fiscal 1996. The increase was primarily attributable to the acquisition of Bruegger's Corporation and sales generated by other Company restaurants operating in the second quarter of fiscal 1997 that were not operating during the second quarter of fiscal 1996. During the second quarter of fiscal 1997 the Company opened eight Bruegger's units, one Grady's American Grill restaurant, one Papa Vino's Italian Kitchen restaurant, one Burger King
restaurant and three Chili's Grill & Bar restaurants.   Also during the second
quarter the Company closed two Grady's American Grill restaurants in conjunction with an agreement to sell these units. The Company operated 258 restaurants at the end of the second quarter of fiscal 1997 compared to 150 at the end of the second quarter of fiscal 1996. Sales from new restaurants and the addition of Bruegger's Corporation were partially offset by a $3.8 million decrease in sales at the Company's Grady's American Grill restaurants.

Total revenues for the Company were $71.1 million for the second quarter of fiscal 1997, an increase of 28.3% over $55.4 million for the comparable period in fiscal 1996. Total revenues for the Company includes restaurant sales and franchise-related revenues from Bruegger's Corporation. Franchise-related revenues include royalties on franchised restaurant sales, franchise and development fees, interest income and other miscellaneous fees from franchised operations.

Restaurant sales for the first twenty-eight weeks of fiscal 1997 were $150.1 million, an increase of 37.7% over restaurant sales of $109.0 million for the comparable period in fiscal 1996. The increase was primarily attributable to the acquisitions of Grady's American Grill restaurants and Bruegger's Corporation and sales generated by other Company restaurants operating in the first twenty-eight weeks of fiscal 1997 that were not operating during the same period of fiscal 1996. For the twenty-eight weeks ending May 11, 1997, the Company's Grady's American Grill and Bruegger's Bagel Bakery restaurants contributed $29.6 million in increased sales, or 72.1% of the total sales increase of $41.1 million.

Total revenues for the Company were $157.6 million for the first 28 weeks of fiscal 1997, an increase of 44.6% over $109.0 million for the comparable period in fiscal 1996.

As a percentage of restaurant sales, total restaurant operating expenses increased to 95.3% for the second quarter of fiscal 1997 from 86.1% in the second quarter of fiscal 1996. Contributing to this increase were higher payroll and benefits expense, higher depreciation and amortization expense and higher other operating expenses. These increases are primarily due to the following three factors. First, sales at the Company's Bruegger's Bagel
Bakery and Grady's American Grill units have been lower than expected, producing higher costs as a percentage of sales than at the Company's other concepts. Second, payroll expenses increased as a percentage of sales as a result of the minimum wage increase, the continued competition for qualified restaurant employees and the labor inefficiencies typically associated with new unit development as well as higher payroll levels at the Company's
Grady's American Grill and Bruegger's units. Third, other operating expenses increased as a percentage of sales due to increased advertising and promotional expenses, including increased local store marketing at the Company's Bruegger's Bagel Bakery, Grady's American Grill, Chili's Grill & Bar and
Burger King restaurants. In addition, pre-opening expenses as a percentage of sales were substantially higher due to significant new unit openings.






Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



As a percentage of restaurant sales, total restaurant operating expenses increased to 92.3% in the first twenty-eight weeks of fiscal 1997 from 86.3% in the same period of fiscal 1996. Contributing to this increase were higher payroll and benefits expense, higher depreciation and amortization expense and higher other operating expenses as discussed above.

General and administrative expenses, as a percentage of total revenues, were 13.6% in the second quarter of fiscal 1997 versus 4.5% in the comparable period in fiscal 1996. The increase was primarily due to costs associated with the development of a regional and corporate infrastructure designed to support the now terminated Franchise Operating Partner Program and the anticipated aggressive development of the Bruegger's brand.

In connection with the decision to discontinue Bruegger's development and divest the Company's bagel-related businesses, a staff reduction plan was implemented during the third quarter of fiscal 1997. A significant number of positions were eliminated by this action. The Company does not expect to make additional reductions prior to the divestiture of the bagel-related businesses, but does anticipate significant further reductions following the intended divestiture.

During the second quarter of fiscal 1997, the Company recorded a $15.5 million charge for closing under-performing Bruegger's units and other Bruegger's units which were at various stages of development when the decision was made to divest the Bruegger's bagel-related businesses. The charge includes amounts for terminating leases, write-offs of fixed assets and pre-opening costs, restaurant management severance costs and other store closing costs. As of June 25, 1997, the Company has closed a total of 22 Bruegger's restaurants in six markets.

During the second quarter of fiscal 1997, the Company recorded a $2.1 million charge for expenses related to the Franchise Operating Partner Program. These costs were primarily related to the professional services of financial advisors involved in negotiating with potential equity investors for the Franchise Operating Partner Program. The Franchise Operating Partner Program has been canceled due to the Company's decision to divest Bruegger's Corporation.

Amortization of intangibles, as a percentage of total revenues, increased to 1.5% for the second quarter of fiscal 1997 compared to .5% for the same period in fiscal 1996. The increase for the quarter was primarily due to the amortization of intangible assets relating to the acquisition of Bruegger's Corporation.

Amortization of intangibles, as a percentage of total revenues, increased to 1.6% for the first twenty-eight weeks of fiscal 1997 compared to .5% for the same period in fiscal 1996. The increase was primarily due to the amortization of intangible assets relating to the acquisitions of Bruegger's Corporation and Grady's American Grill. The Company will record less amortization of intangibles in the future due to elimination of Bruegger's-related goodwill in connection with the Bruegger's asset impairment charge taken during the second quarter of fiscal 1997.








Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company recorded a non-cash impairment charge of $185.0 million as a result of the decision to divest its bagel-related businesses. The non-cash impairment charge represents a reduction of the carrying amounts of bagel-related assets to their estimated fair value. The impairment charge includes non-cash charges for the write-off of goodwill and the write-down of notes receivable and property and equipment. The Company has received non-binding offers to purchase its bagel-related assets and used these offers, less estimated costs to sell, to calculate the current fair value of the bagel-related assets. Actual results, however, could vary significantly from the Company's current estimates.

During the first quarter of fiscal 1996, the Company recorded a special pre-tax charge of $1.9 million for restructuring and integration costs related to the acquisitions of Grady's American Grill restaurants and Spageddies Italian Kitchen.

Total other expenses, as a percentage of total revenues, increased to 3.0% for the second quarter of fiscal 1997 from 2.9% during the comparable period in fiscal 1996. Total other expenses, as a percentage of total revenues, remained consistent at 2.7% for the first twenty-eight weeks of fiscal 1997 and fiscal 1996. Total other expenses remained consistent as a percent of sales for these periods due to increases in interest expense being offset by similar increases in revenue.

The effective income tax rates for the twelve and twenty-eight weeks ended May 11, 1997 were 3.5% and 2.8%, respectively, compared to 36.5% for the twelve and twenty-eight weeks ended May 12, 1996. The low income tax benefit rate for the fiscal 1997 period is a result of a significant portion of the $185.0 million non-cash charge for asset impairment being non-deductible for tax purposes. A benefit for income taxes was recognized for the amount of the charge giving rise to a net operating loss carryback and the amount of the deferred income tax assets which can be justified by taxes paid in prior years. A valuation allowance was established for the remaining deferred tax assets.

For the second quarter of fiscal 1997, the Company reported a net loss of $201.7 million compared to net income of $2.1 million for the second quarter of fiscal 1996. The net loss for the quarter ended May 11, 1997 was primarily due to the $185.0 million non-cash asset impairment charge relating to the decision to divest the Bruegger's bagel-related businesses.

For the first twenty-eight weeks of fiscal 1997, the Company reported a net loss of $200.1 million compared to net income of $2.8 million for the same period in fiscal 1996. The net loss for the twenty-eight weeks ended May 11, 1997 was primarily due to the $185.0 million non-cash asset impairment charge relating to the Company's decision to divest the Bruegger's bagel-related businesses.

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") was issued by the Financial Accounting Standards Board. The Company is required to initially adopt this pronouncement during its fiscal 1998 first quarter ending February 15, 1998. SFAS No. 128 will require the Company to make a dual presentation of basic and fully diluted earnings per share on the face of its consolidated statements of operations. The Company does not presently anticipate that SFAS No. 128 will have a significant impact on the Company's historically reported earnings per share.






Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $2.1 million at May 11, 1997, an increase of $1.6 million from the $0.4 million at October 27, 1996. Principal sources of funds consisted of: (i) those provided by operations ($2.0 million) and (ii) net proceeds from the Company's revolving credit facility ($55.0 million). The primary uses of funds consisted of: (i) expenditures associated with new restaurant development ($28.4 million), (ii) net increase in notes receivable ($23.9 million) and (iii) franchise, liquor license and preopening costs ($2.9 million).

The Company's primary cash requirements for the remainder of fiscal 1997 will be to finance capital expenditures in connection with the opening of new restaurants, to remodel existing restaurants and to provide for general working capital purposes. The Company's growth plans for the remainder of fiscal 1997 include one Bruegger's Bagel Bakery, which opened on June 10, 1997, and one Chili's Grill & Bar restaurant. The Company expects to incur capital expenditures of two to four million dollars for the remaining twenty-four weeks of fiscal 1997.

On January 22, 1997, the Company amended its existing revolving credit facility with Texas Commerce Bank, as agent for a group of seven banks. The facility, as amended, provides for borrowings up to a maximum of $150 million, with interest payable at the adjusted LIBOR rate plus a contractual spread.
The loan agreement expires on April 26, 1999 and is unsecured.   As of May 11,
1997, there was $133.6 million outstanding under this revolving credit facility.

The revolving credit agreement contains, among other provisions, certain restrictive covenants including maintenance of certain prescribed debt and fixed charge coverage ratios, minimum levels of tangible net worth, as defined, limitations on the incurrence of additional indebtedness and annual limitations on the payment of dividends (other than stock dividends) on, or the purchase or redemption of, any shares of the Company's capital stock in aggregate amounts exceeding 40% of the Company's net income for the immediately preceding fiscal year. At the conclusion of the second quarter of fiscal 1997, the Company received a waiver from the bank group for non-compliance of the following financial covenants contained in the revolving credit agreement: minimum tangible net worth, ratio of funded debt to total capitalization, fixed charge coverage ratio and ratio of funded debt to consolidated cash flow. In addition, the bank group waived non-compliance with two non-financial covenants. In order to avoid future non-compliance with the covenants contained in the agreement, the Company will seek an amendment to the revolving credit agreement to revise certain covenants and terms and conditions. The Company also intends to request an increase in borrowing capacity under the revolving credit agreement as part of the amendment. If the Company does not receive additional borrowing capacity, it may not have sufficient funds for its planned expansion and other internal operating cash requirements through the end of fiscal 1997. In such event, the Company would delay, to the extent feasible, any capital expenditures and would take other appropriate actions to raise capital or reduce cash outlays. There can be no assurance that the Company will be able to amend the existing agreement under terms acceptable to it and the bank group.







Except for the historical information contained herein, the matters discussed in this press release are forward looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the timing of and the amount realized from the divestiture of the bagel-related businesses, the availability and cost of the necessary capital to enable the Company to meet its obligations and to develop additional units, the availability and cost of suitable locations for new restaurants, the hiring, training and retention of skilled management and other restaurant personnel, the ability to obtain the necessary government approvals and third party consents, changes in governmental regulations, including an increase in the minimum wage, and other risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.



PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Note 7 to the unaudited consolidated financial statements of the Company included in Part I of this report is incorporated herein by reference.


Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

On March 26, 1997, the Company held its annual meeting of shareholders.   At
the meeting, the shareholders elected the following directors by the vote indicated to serve until the year 2000 annual meeting of shareholders.

                                                           Broker
                  				      For          Withheld         Non-votes

Arthur J. Decio		       15,543,272       60,577	           3,809
Stephen A. Finn		       11,020,725   	4,583,124	           3,809
Daniel B. Fitzpatrick	  11,218,270	   4,385,579	           3,809


In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

                          					Term Expires
James K. Fitzpatrick		             1998
Steven M. Lewis			                 1998
Christopher J. Murphy, III         1999
William R. Schonsheck		            1999
Ezra H. Friedlander		              1998
Nordahl L. Brue			                 1999
Michael J. Dressell		              1999
David T. Austin			                 1998
William W. Moreton		               2000


Coopers & Lybrand, L.L.P. was approved as auditors for the Company for 1997 by the following vote:

15,563,532 For;  36,111 Against; 8,015 Abstentions and Broker non-votes

The adoption of the Company's 1997 Stock Option and Incentive Plan was approved by the following vote:

8,752,835 For; 345,765 Against; 4,331,154 Abstentions and 2,177,904 Broker
non-votes

Item 5. Other Information

On March 27, 1997, the Company amended its By-Laws to increase the size of the Board of Directors to 12 members from 11. The Company also elected William W. Moreton to the Board of Directors upon his employment as Executive Vice President, Treasurer and Chief Financial Officer. Mr. Moreton's term expires at the 2000 annual meeting of shareholders.


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

					         	     Quality Dining, Inc.
					                 (Registrant)


Date: June 25, 1997	        	            By: /s/ William W. Moreton
                                                 Executive Vice President,
                                                 Treasurer and Chief Financial
                                                 Officer



























INDEX TO EXHIBITS


Exhibit
 No.                                Description

10-AM                               Second amendment to revolving
                                    credit loan agreement, Promissory note and security agreement

27                                  Financial Data Schedule

















































Exhibit  10-AM

SECOND AMENDMENT TO REVOLVING
CREDIT LOAN AGREEMENT, PROMISSORY NOTE AND
SECURITY AGREEMENT

	THIS SECOND AMENDMENT to Revolving Credit Loan Agreement, Promissory
Note and Security Agreement ("Amendment") is made and entered into as of this
19th day of February, 1997 by and between BAGEL ACQUISITION CORPORATION, an Indiana Corporation ("Borrower") and QUALITY DINING, INC., an Indiana
Corporation ("Lender.").
R E C I T A L S
	A.	Borrower and Lender entered into a certain Revolving Credit Loan
Agreement, dated August 12, 1996 ("Loan Agreement").
	B. 	Borrower signed, as maker, a certain Promissory Note related to the Loan Agreement, dated August 12, 1996, in the face amount of Eleven
Million ($11,000,000) Dollars and in favor of Lender as named payee ("Note").
C.	Borrower and Lender entered into a certain Security Agreement, dated August 12, 1996 securing the repayment of the Note ("Security
Agreement").
D.	Borrower and Lender entered into a certain First Amendment to
Revolving Credit Loan Agreement, Promissory Note and Security Agreement, dated as of December 2, 1996 amending the Loan Agreement, Note and Security
Agreement.
E.	Borrower and Lender wish to amend, once again, the Loan Agreement,
Note and Security Agreement.
	 NOW, THEREFORE, the parties hereto, each in consideration of the other's promises and agreements hereinafter contained and for other good and valuable consideration, agree that the Recitals above set forth are a part of this Amendment for all purposes and further agree as follows:
	1.	The Loan Agreement is hereby amended, again, by deleting the words and figures "Thirty Million Dollars ($30,000,000)" from the second line of
Recital A and replacing them with "Forty Million ($40,000,000) Dollars."
	2.	The Note is hereby amended, again, by:
	(a)	Deleting the figures "$30,000,000" from the third line and
replacing them with
"$40,000,000", and
(b)	Deleting the words and figures "Thirty Million Dollars
($30,000,000)" from the
eighth and ninth lines and replacing them with "Forty Million
Dollars
($40,000,000);" and
(c)	Deleting the date "April 15, 1997" from the tenth line and
replacing it with "June 15, 1997."
	3.	The Security Agreement is hereby amended, again, by deleting the words and figures "Thirty Million Dollars and no cents ($30,000,000.00)" from the eleventh line and replacing them with "Forty Million Dollars and no cents ($40,000,000)."
4.	All of the terms, provisions and conditions of the Loan Agreement,
Note and Security Agreement, as amended heretofore, shall remain in full force and effect to the extent they are not amended hereby; and the Loan Agreement,
Note and Security Agreement, as amended heretofore and as amended hereby, shall continue in full force and effect in all respects.

IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the day and year first above written.

						"BORROWER"
						Bagel Acquisition Corporation


							/s/ Daniel B. Fitzpatrick
					By:  Daniel B. Fitzpatrick,
					Its:  President


					"LENDER"
					Quality Dining, Inc.


						/s/  John C. Firth
					By:  John C. Firth,
					Its:  Senior Vice President