Form 10-Q
period 1997-08-03
QUALITY DINING INC
filed 1997-09-17
CIK 917126

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    August 3, 1997

OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

For the transition period from  ______________ to ____________________

Commission file number      0-23420


QUALITY DINING, INC.
(Exact name of registrant as specified in its charter)

         Indiana                                       35-1804902
-------------------------------          -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

4220 Edison Lakes Parkway, Mishawaka, Indiana 46545
-----------------------------------------------------
(Address of principal executive offices and zip code)


                     (219) 271-4600
---------------------------------------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes ___X____             No ________

The number of shares of the registrant's common stock outstanding as of September 15, 1997 was 16,909,799.












                            QUALITY DINING, INC.
                       QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED AUGUST 3, 1997
                                 INDEX


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

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...........12


Part II - Other Information

Item 1.   Legal Proceedings.......................................18

Item 2.   Changes in Securities...................................18

Item 3.   Defaults upon Senior Securities.........................18

Item 4.   Submission of Matters to a Vote of Security Holders.....18

Item 5.   Other Information.......................................18

Item 6.   Exhibits and Reports on Form 8-K........................19

Signatures........................................................19






















Part I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
                                     QUALITY DINING, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)
                             (In thousands, except per share amounts)

                              Twelve Weeks Ended          Forty Weeks Ended
                               August 3,   August 4,    August 3,   August 4,
                                 1997        1996         1997        1996
Revenues:                     --------     --------     --------    --------
Restaurant sales:
  Grady's American Grill     $  18,453    $  22,761    $  66,821   $  64,440
  Burger King                   17,915       17,941       56,225      53,529
  Bruegger's Bagel Bakery       18,635        8,638       41,340      14,959
  Chili's Grill & Bar           13,253        9,805       47,892      30,891
  Italian Dining Division        3,364        1,720        9,481       6,093
                              --------      -------      -------     -------
Total restaurant sales          71,620       60,865      221,759     169,912
  Franchise related revenue      1,712        2,723        9,190       2,723
                              --------      -------      -------     -------
Total revenues                  73,332       63,588      230,949     172,635

Operating expenses:
  Restaurant operating expenses:
    Food and beverage           21,459       18,543       67,637      52,799
    Payroll and benefits        21,787       17,499       67,137      48,149
    Depreciation and
      amortization               4,505        3,061       13,401       8,121
    Other operating expense     18,783       14,253       56,900      38,397
Total restaurant operating     -------      -------      -------     -------
  expenses                      66,534       53,356      205,075     147,466

  General and administrative     7,977        3,905       23,473       8,993
  Amortization of intangibles      267          817        2,828       1,386
  Restructuring and integration
    costs                            -        8,000            -       9,938
  Impairment of assets               -            -      185,000           -
  Store closing costs                -            -       15,513           -
  Franchise operating
    partner expense                  -            -        2,066           -
                               -------       -------     -------     -------
Total operating expenses        74,778        66,078     433,955     167,783
                               -------       -------     -------     -------

Operating income (loss)         (1,446)       (2,490)   (203,006)      4,852
                               -------       -------     -------     -------
Other income (expense):
  Interest expense              (3,043)       (1,871)     (7,578)     (4,996)
  Gain on sale of property
    and equipment                  538             -         539           3
  Interest income                   36            47         158         158
  Other income (expense), net      (16)           25         101          63
                               -------       -------     -------     -------
Total other expense, net        (2,485)       (1,799)     (6,780)     (4,772)
                               -------       -------     -------     -------
Income (loss) before
  income taxes (credit)         (3,931)       (4,289)   (209,786)         80
Income taxes (credit)               40        (1,365)     (5,703)        230
                               -------       -------     -------      ------
Net loss                     $  (3,971)    $  (2,924) $ (204,083)  $    (150)
                               =======       =======     =======      ======

Net loss per share           $   (0.23)    $   (0.23) $   (12.07)  $   (0.01)
                               =======       =======     =======      ======
Weighted average shares
  outstanding                   16,910        12,825      16,910      10,034
                               =======       =======     =======     =======

See Accompanying Notes to Consolidated Financial Statements




                              QUALITY DINING, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                                 August 3,     October 27,
                                                   1997             1996
                                                 ----------     ----------
ASSETS                                           (Unaudited)
Current assets:
  Cash and cash equivalents                     $    1,625      $      444
  Accounts receivable (less allowance
  for bad debts of $673 in 1997)			 	                6,859           4,518
  Accounts and note receivable, related parties       -             11,651
  Notes receivable                                   1,198           3,585
  Refundable income taxes                            2,390            -
  Inventories                                        3,383           3,082
  Deferred income taxes                              7,579           1,996
  Other current assets                               3,682           3,438
                                                   -------         -------
    Total current assets                            26,716          28,714
                                                   -------         -------

Property and equipment, net                        183,045         177,044
                                                   -------         -------
Other assets:
  Franchise fees and development costs, net         10,191          10,406
  Goodwill, net                                      9,260         152,195
  Trademarks, net                                   12,825          13,082
  Pre-opening and non-competition agreements, net    2,029           2,463
  Liquor licenses, net                               3,272           2,876
  Other                                              1,110           1,234
                                                   -------         -------
    Total other assets                              38,687         182,256
                                                   -------         -------
    Total assets                                $  248,448      $  388,014
                                                   =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt             $  141,106      $       -
  Current portion of capitalized lease and
    non-competition obligations                        532             451
  Accounts payable                                   7,490           8,531
  Accrued liabilities                               22,614          21,119
                                                   -------         -------
    Total current liabilities                      171,742          30,101

Long-term debt                                           -          78,610
Capitalized lease and non-competition
  obligations, principally to related parties,
  less current portion                               6,553           6,436
Deferred income taxes                                5,112           3,744
                                                   -------         -------
    Total liabilities                              183,407         118,891
                                                   -------         -------
Stockholders' equity:
  Preferred stock, without par value:
    5,000,000 shares authorized; none issued
  Common stock, without par value: 50,000,000
    shares authorized; 16,929,799 and 16,929,035
    shares issued, respectively                         28              28
  Additional paid-in capital                       258,243         258,242
  Retained earnings (deficit)                     (192,980)         11,103
                                                   -------         -------
                                                    65,291         269,373
  Less treasury stock, at cost, 20,000 shares          250             250
                                                   -------         -------
    Total stockholders' equity                      65,041         269,123
                                                   -------         -------

    Total liabilities and stockholders' equity  $  248,448      $  388,014
                                                   =======         =======


See Accompanying Notes to Consolidated Financial Statements.




                             QUALITY DINING, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                           (Dollars in thousands)

                                                        Forty Weeks Ended
                                                      August 3,    August 4,
                                                        1997         1996
                                                      --------     --------
Cash flows from operating activities:
  Net loss 		                                        $(204,083)    $   (150)
  Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization of
      property and equipment                            12,291        6,820
    Amortization of other assets                         6,034        3,163
    Impairment of assets                               185,000         -
    Store closing costs                                 15,513         -
    Deferred income taxes                               (4,215)        -
    Refundable income taxes                             (2,390)        -
    Gain on sale of property and equipment                (539)          (3)
    Changes in assets and liabilities, net of
      consolidation of controlled affiliate:
        Net increase in current assets                  (2,428)      (2,934)
        Net increase (decrease) in
          current liabilities                          (10,368)       8,787
        Other assets                                       (29)          46
                                                       -------      -------
      Net cash provided by (used in)
        operating activities                            (5,214)      15,729
                                                       -------      -------
Cash flows from investing activities:
  Acquisition of business, net of cash acquired           -         (73,568)
  Advances to affiliates                               (23,927)      (3,770)
  Proceeds from sale  of property and equipment          1,905            3
  Purchase of property and equipment                   (30,772)     (30,177)
  Payment of other assets                               (3,110)      (3,544)
                                                       -------      -------
      Net cash used in investing activities            (55,904)    (111,056)
                                                       -------      -------
Cash flows from financing activities:
  Proceeds from exercise of stock options                    1          482
  Proceeds from the issuance of common stock              -          59,749
  Borrowings of long-term debt                          62,500      113,479
  Repayment of long-term debt                               (4)     (76,135)
  Repayment of capitalized lease
    and non-competition obligations                       (198)        (163)
  Redemption of preferred stock                           -          (1,665)
  Payment of redeemable preferred stock
    subscription payable                                  -            (250)
  Other                                                   -              (6)
                                                       -------      -------
     Net cash provided by financing activities          62,299       95,491
                                                       -------      -------

Net increase in cash and cash equivalents                1,181          164
Cash and cash equivalents, beginning of period             444        5,639
                                                       -------      -------
Cash and cash equivalents, end of period             $   1,625    $   5,803
                                                       =======      =======


See Accompanying Notes to Consolidated Financial Statements.



                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               August 3, 1997
                                  (Unaudited)

Note 1:  Description of Business.

Quality Dining, Inc. and its subsidiaries (the "Company") develop and operate both quick service and full service restaurants throughout the United States. The Company owns, operates and franchises Bruegger's Bagel Bakeries. As of August 3, 1997, there were 476 retail bagel bakeries, of which 317 were operated by independent franchisees, 48 were operated by a controlled affiliate (Bagel Acquisition Corporation) and 111 were Company-owned and operated. As of August 3, 1997 the Company owned and operated 40 Grady's American Grill restaurants, five Spageddies Italian Kitchen restaurants and three Papa Vino's Italian Kitchen restaurants. The Company also operated, as a franchisee, 66 Burger King restaurants and 27 Chili's Grill & Bar restaurants.

Note 2:  Basis of Presentation.

The accompanying condensed consolidated financial statements include the accounts of Quality Dining, Inc. and its wholly-owned subsidiaries. As of May 11, 1997, the Company began consolidating its controlled affiliate, Bagel Acquisition Corporation, into its consolidated financial statements (see note
9). All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the twelve-week period and the forty-week period ended August 3, 1997 are not necessarily indicative of the results that may be expected for the 52-week year ending October 26, 1997.

These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended October 27, 1996 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 3: Disposition

On September 3, 1997, the Company's Board of Directors approved definitive purchase agreements for the divestiture of the Company's bagel-related businesses to Mr. Nordahl L. Brue, Mr. Michael J. Dressell and an entity controlled by them and their affiliates. The sale includes the stock of Bruegger's Corporation and the stock of all of the other bagel-related businesses. Terms of the transaction include the repayment by Bruegger's Corporation of $16.0 million of debt to the Company, less certain reductions estimated to be approximately $10.5 million at closing. These reductions relate to transaction expenses and liabilities to be retained by the Company. Other consideration includes the issuance by Bruegger's Corporation of a junior subordinated note in the amount of $10.0 million to the Company, $4.0 million in cash and the transfer of the 4,310,740 shares of the Company's common stock owned by Messrs. Brue and



                             QUALITY DINING, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                August 3, 1997
                                  (Unaudited)


Dressell, which will be retired. The subordinated note will have an annual interest rate of 12% and will mature in seven years. Interest will be accrued and added to the principal amount of the note for the first three years and will be paid in cash for the remaining life of the note.

Following completion of the transactions, Messrs. Brue and Dressell and Mr. David T. Austin will resign from the Company's Board of Directors. The transaction is subject to certain closing conditions and is anticipated to occur during the Company's fourth fiscal quarter which concludes on October 26, 1997.

During the second quarter of fiscal 1997 the Company incurred a non-cash charge to pre-tax earnings of $185 million for impairment of bagel-related assets and charges of $17.6 million for expenses related to the divestiture (see Note 4). The Company does not anticipate any further charge related to the divestiture.


Note 4: Impairment of Long-Lived Assets

On May 10, 1997, the Company's Board of Directors committed the Company to a plan of action to divest the Bruegger's bagel-related businesses. During the second quarter of fiscal 1997 the Company recorded a non-cash impairment charge of $185.0 million and a store closing charge of $15.5 million as a result of this decision. The non-cash impairment charge represents a reduction of the carrying amounts of bagel-related assets to their estimated fair values. The impairment charge includes non-cash charges for the write-off of goodwill and the write-down of notes receivable and property and equipment. During the second quarter of fiscal 1997 the Company received non-binding offers to purchase its bagel-related assets and used these offers, less estimated costs to sell, to determine the current fair value of the bagel-related assets. The Company currently has definitive purchase agreements for the divestiture of its bagel-related businesses (see Note 3) and does not anticipate any further charge related to the divestiture.

The store closing charge represents the estimated costs associated with closing under-performing Bruegger's units and other Bruegger's units which were at various stages of development when the decision was made to divest the Bruegger's bagel-related businesses. The charge includes amounts for terminating leases, the write-off of fixed assets and pre-opening costs, restaurant management severance costs and other store closing costs. During the third quarter of fiscal 1997 the Company closed a total of 22 Bruegger's units in eight markets. As of August 3, 1997, $10.4 million in costs related to these activities had been incurred, of which $1.7 million were cash payments and $8.7 million were non-cash charges, primarily for the write-down of fixed assets. The Company believes that the remaining reserve is adequate to cover all future expenses relating to the closed stores.





                            QUALITY DINING, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                              August 3, 1997
                               (Unaudited)

Note 5:  Restructuring and Integration Costs.

In connection with the Company's acquisition of Bruegger's Corporation on June 7, 1996, the Company recorded a special pre-tax charge of $8.0 million during the third quarter of fiscal 1996 for combining and integrating administrative functions, recruiting and relocating new employees, franchise-related costs, and legal and professional fees. This charge was in addition to the $6.0 million recorded as part of the cost of the acquisition for facility closures, restaurant remodeling, and relocation and severance packages for Bruegger's personnel. As of the third quarter of fiscal 1997, all costs related to these activities had been incurred.

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

Note 6:  Commitments.

As of August 3, 1997, the Company had commitments aggregating approximately $1.3 million for the construction of new restaurants.

Note 7:  Long-Term Debt.

On January 22, 1997, the Company amended its revolving credit agreement with Texas Commerce Bank, as agent for a group of seven banks, providing for borrowings of up to $150 million with interest payable monthly at the adjusted LIBOR rate plus a contractual spread. The revolving credit agreement expires on April 26, 1999 and is unsecured. As of August 3, 1997, there was $141.1 million outstanding under this revolving credit facility.

The revolving credit agreement contains, among other provisions, certain restrictive covenants including maintenance of certain prescribed debt and fixed charge coverage ratios, minimum levels of tangible net worth, limitations on the incurrence of additional indebtedness and annual limitations on the payment of dividends (other than stock dividends), or the purchase or redemption of, shares of the Company's capital stock. At the conclusion of the third quarter of fiscal 1997, the Company completed a waiver and amendment with the bank group for non-compliance of the following financial covenants contained in the revolving credit agreement: minimum tangible net worth, ratio of funded debt to total capitalization, fixed charge coverage ratio and ratio of funded debt to consolidated cash flow. In addition, the bank group waived non-compliance with one non-financial covenant. The waiver and amendment also included the following: a change in the pricing structure of the facility, a requirement that 100% of the net proceeds from the bagel-related disposition be applied to debt reduction and a decrease in the total commitment to $145.0 million upon consummation of the sale of bagel-related assets.



                              QUALITY DINING, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Concluded
                               August 3, 1997
                                 (Unaudited)

In accordance with Issue No. 86-30 of the FASB Emerging Issues Task Force ("ETIF"), the Company has classified the entire amount outstanding under its revolving credit facility at August 3, 1997 as current debt. Issue No. 86-30 requires the debt to be classified as current because it is possible that the Company will not meet the financial covenants under it's existing revolving credit agreement at year end, October 26, 1997, unless the bank credit agreement is further amended. The Company is currently in negotiations with the bank group to amend the financial covenants through the maturity of the loan, April 26, 1999, and to allow for the sale of the bagel-related businesses.
The Company believes that the necessary amendment to the revolving credit facility will be completed with the bank group prior to October 26, 1997. However, there can be no assurance that the Company and the bank group will be able to reach final agreement on the proposed amendment.


Note 8:  Contingencies.

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

BruWest, L.L.C., a franchisee of Bruegger's Franchise Corporation, and Timothy Johnson, Gregory LeMond, Michael Snow and Matthew Starr, principals of BruWest (collectively "BruWest") commenced an action on January 30, 1997 against Bruegger's Franchise Corporation, Quality Dining, Inc., Daniel B. Fitzpatrick (the "Bruegger's Defendants") and an investment banking firm retained by BruWest alleging inter alia that the Bruegger's Defendants breached commitments to provide financing to BruWest, interfered with the Plaintiffs' efforts to obtain financing from third parties, violated existing franchise and development agreements between BruWest and Bruegger's Franchise Corporation, violated certain provisions of the Minnesota Franchise Act and breached duties and implied covenants of good faith and fair dealing. The Bruegger's Defendants denied all allegations in the Complaint. Without admitting any liability or obligation to do so, on March 11, 1997, Bruegger's Corporation loaned $1.2 million to the Plaintiffs. The loan is secured by certain assets of the Plaintiffs and personal guarantees of Mssrs. LeMond and Snow. The loan provides for monthly interest payments commencing April 11, 1997 at the rate of nine (9%) percent per annum and matured on September 11, 1997. On March 14, 1997, the complaint was dismissed, without prejudice. On May 22, 1997, BruWest refiled the complaint with additional allegations



                            QUALITY DINING, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Concluded
                               August 3, 1997
                                 (Unaudited)


challenging the enforceability of the loan documents and personal guarantees. BruWest has ceased payment of royalties as required under its franchise agreements and did not repay the loan at maturity. 1997. On March 14, 1997, the complaint was dismissed, without prejudice. On May 22, 1997, BruWest refiled the complaint with additional allegations challenging the enforceability of the loan documents and personal guarantees. BruWest has ceased payment of royalties as required under its franchise agreements and did not repay the loan at maturity.

Quality Baking, LLC, a franchisee of Bruegger's Franchise Corporation, and Mark Ratterman, Chris Galloway and Peter Shipman, principals of Quality Baking, LLC, commenced an action on July 9, 1997 against Bruegger's Corporation, Bruegger's Franchise Corporation, Nordahl Brue, Michael Dressell, Daniel B. Fitzpatrick and John Firth alleging that the plaintiffs purchased their franchises based upon financial representations that have not materialized, that they purchased preferred stock in Bruegger's Corporation based upon false representations, that the defendants falsely represented their intentions with respect to repurchasing bakeries from the plaintiffs, and that the defendants violated implied covenants of good faith and fair dealing. Quality Baking, LLC has ceased payment of royalties as required under its franchise agreements for its four (4) bakeries.

D & K Foods, Inc., Pacific Capital Ventures, Inc., and PLB Enterprises, Inc., franchisees of Bruegger's Franchise Corporation, and Ken Wagnon, Dan Carney, Jay Wagnon and Patrick Beatty, principals of the foregoing franchisees, commenced an action on July 16, 1997 against Bruegger's Corporation, Bruegger's Franchise Corporation, Quality Dining, Inc., Daniel B. Fitzpatrick, Michael J. Dressell and Nordahl L. Brue alleging that the plaintiffs purchased their franchises based upon financial representations that have not materialized, that they purchased preferred stock in Bruegger's Corporation based upon false representations, that Bruegger's Corporation falsely represented its intentions with respect to purchasing bakeries from the plaintiffs or providing financing to the plaintiffs, and that the defendants violated implied covenants of good faith and fair dealing. PLB Enterprises, Inc. has ceased payment of royalties as required under its franchise agreements for its two (2) bakeries.

Rigel Corporation, a franchisee of Bruegger's Corporation has commenced an action on July 16, 1997 against Quality Dining, Inc. and Bruegger's Corporation alleging that the defendants have breached franchise and development agreements and violated the Sherman Act.

All of the above franchise related litigation is in preliminary stages and discovery has not commenced. Based upon the currently available information, the Company does not believe that these cases individually or in the aggregate will have a material adverse affect on the Company's financial condition.

The Company is involved in various other legal proceedings incidental to the conduct of its business. Management does not expect that any such other proceedings will have a material adverse effect on the Company's financial condition or results of operations.


                             QUALITY DINING, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Concluded
                               August 3, 1997
                                  (Unaudited)


Note 9:  Related Party Transactions

During the forty weeks ended August 3, 1997, the Company loaned $28.1 million to a related company ("Bagel Acquisition Corporation") owned by a director and officer of the Company, which used the funds to acquire a number of Bruegger's Bagel Bakeries from independent franchisees and for working capital purposes.

Bagel Acquisition Corporation was formed for the sole purpose of facilitating the acquisition of bakeries and markets on behalf of the Company for inclusion in the Company's proposed Franchise Operating Partner Program. The Company had loaned Bagel Acquisition Corporation an aggregate of $38.0 million as of August 3, 1997. The $38.0 million promissory note bears interest at 11% and is collateralized by substantially all assets of Bagel Acquisition Corporation. On May 10, 1997, the Company's Board of Directors decided to divest the Bruegger's bagel-related businesses and therefore has canceled the Franchise Operating
Partner Program.   In connection with this  decision, the  Company began
consolidating the assets and liabilities of Bagel Acquisition Corporation as of May 11, 1997 and Bagel Acquisition Corporation became a wholly-owned subsidiary on August 21, 1997, when the Company exercised its option to acquire the stock of Bagel Acquisition Corporation for $1,000. The note receivable from Bagel Acquisition Corporation has been eliminated as part of the consolidation.
Since Bagel Acquisition Corporation was consolidated as of May 11, 1997, its results of operations have only been included in the Company's Statements of Operations for the twelve week period from May 11, 1997 to August 3, 1997.


Note 10: Franchise Operating Partner Program

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
                                  Twelve Weeks Ended      Forty Weeks Ended
                                  August 3,   August 4,   August 3,  August 4,
                                     1997        1996        1997      1996
                                  --------    --------    --------   --------
Revenues:
  Restaurant sales                  97.7%      95.7%       96.0%       98.4%
  Franchise related revenue          2.3        4.3         4.0         1.6
                                   -----      -----       -----       -----
    Total revenues                 100.0      100.0       100.0       100.0

Operating expenses:
  Restaurant operating expenses (as % of restaurant sales)
    Food and beverage               30.0       30.5        30.5        31.1
    Payroll and benefits            30.4       28.8        30.3        28.3
    Depreciation and amortization    6.3        5.0         6.0         4.8
    Other operating expenses        26.2       23.4        25.7        22.6
                                   -----      -----       -----       -----
    Total restaurant
     operating expenses             92.9       87.7        92.5        86.8

  General and administrative        10.9        6.1        10.2         5.2
  Amortization of intangibles        0.4        1.3         1.2          .8
  Restructuring and
    integration costs                 -        12.6          -          5.8
  Impairment of assets                -          -         80.1          -
  Store closing costs                 -          -          6.7          -
  Franchise operating
    partner expense                   -          -          0.9          -
                                   -----      -----       -----       -----
    Total operating expenses       102.0      103.9       187.9        97.2
Operating income (loss)             (2.0)      (3.9)      (87.9)        2.8
                                   -----      -----       -----       -----
Other income (expense):
  Interest expense                  (4.1)      (2.9)       (3.3)       (2.9)
  Interest income                     -          .1          .1          .1
 Gain on sale of property
    and equipment                     .7         -           .2          -
  Other income (expense), net         -          -           .1          -
                                   -----      -----       -----       -----
    Total other expense, net        (3.4)      (2.8)       (2.9)       (2.8)
                                   -----      -----       -----       -----
Income (loss) before income
  taxes (credit)                    (5.4)      (6.7)      (90.8)         -
Income taxes (credit)                 -        (2.1)       (2.5)         .1
                                   -----      -----       -----       -----
Net loss                            (5.4)%     (4.6)%     (88.3)%       (.1)%
                                   =====      =====       =====       =====



Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Restaurant sales for the third quarter of fiscal 1997 were $71.6 million, an increase of 17.7% over restaurant sales of $60.9 million for the comparable period in fiscal 1996. The increase was primarily attributable to the consolidation of Bagel Acquisition Corporation and sales generated by Company restaurants operating in the third quarter of fiscal 1997 that were not operating during the third quarter of fiscal 1996. The Company operated 300 restaurants at the end of the third quarter of fiscal 1997 compared to 211 at the end of the third quarter of fiscal 1996. The increase was partially offset by a decrease in sales at the Company's Grady's American Grill restaurants.

Total revenues for the Company were $73.3 million for the third quarter of fiscal 1997, an increase of 15.3% over the comparable period in fiscal 1996. Total revenues for the Company includes restaurant sales and franchise-related revenues from Bruegger's Corporation. Franchise-related revenues include royalties on franchised restaurant sales, franchise and development fees, interest income and other miscellaneous fees from franchised operations. Franchise-related revenue decreased from $2.7 million in fiscal 1996 to $1.7 million in fiscal 1997 mainly due to lower franchise and development fees.

Restaurant sales for the first forty weeks of fiscal 1997 were $221.8 million, an increase of 30.5% over restaurant sales for the comparable period in fiscal 1996. The increase was primarily attributable to the acquisitions of Grady's American Grill restaurants and Bruegger's Corporation and sales generated by other Company restaurants operating in the first forty weeks of fiscal 1997 that were not operating during the same period of fiscal 1996.

Total revenues for the Company were $230.9 million for the first forty weeks of fiscal 1997, an increase of 33.8% over the comparable period in fiscal 1996.

As a percentage of restaurant sales, total restaurant operating expenses increased to 92.9% for the third quarter of fiscal 1997 from 87.7% in the third quarter of fiscal 1996. Contributing to this increase were higher payroll and benefits expense, higher depreciation and amortization expense and higher other operating expenses. These increases are primarily due to the following factors. First, sales at the Company's Bruegger's Bagel
Bakery and Grady's American Grill units have been lower than expected, producing higher costs as a percentage of sales than at the Company's other concepts. Second, payroll expenses increased as a percentage of sales as a result of the minimum wage increase, the continued competition for qualified restaurant employees and the labor inefficiencies typically associated with new unit development as well as higher payroll levels at the Company's Grady's American Grill and Bruegger's units. In addition, pre-opening expenses as a percentage of sales were substantially higher due to significant new unit openings.






Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As a percentage of restaurant sales, total restaurant operating expenses increased to 92.5% in the first forty weeks of fiscal 1997 from 86.8% in the same period of fiscal 1996. Contributing to this increase were higher payroll and benefits expense, higher depreciation and amortization expense and higher other operating expenses as discussed above.

General and administrative expenses, as a percentage of total revenues, were 10.9% in the third quarter of fiscal 1997 versus 6.1% in the comparable period of fiscal 1996 and 10.2% for the first forty weeks of fiscal 1997 versus 5.2% in the comparable period of fiscal 1996. The increases in fiscal 1997 are primarily due to costs associated with the development of corporate infrastructure designed to support the anticipated aggressive development of the Bruegger's brand. General and administrative costs also increased due to significant professional services associated with the ongoing efforts by the Company to divest itself of its Bagel-related businesses.

In connection with the decision to discontinue Bruegger's development and divest the Company's bagel-related businesses, a staff reduction plan was implemented during the second quarter of fiscal 1997. A significant number of positions were eliminated by this action. The Company does not expect to make additional reductions prior to the divestiture of the bagel-related businesses, but does anticipate significant further reductions following the intended divestiture.

During the second quarter of fiscal 1997, the Company recorded a $15.5 million charge for closing under-performing Bruegger's units and other Bruegger's units which were at various stages of development when the decision was made to divest the Bruegger's bagel-related businesses. The charge includes amounts for terminating leases, write-offs of fixed assets and pre-opening costs, restaurant management severance costs and other store closing costs. As of August 3, 1997, the Company has closed a total of 22 Bruegger's restaurants in eight markets. As of August 3, 1997, $10.4 million in costs related to these activities had been incurred, of which $1.7 million were cash payments and $8.7 million were non-cash charges, primarily for the write-down of fixed assets. The Company believes that the remaining reserve is adequate to cover all future expenses relating to the closed stores.

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

Amortization of intangibles, as a percentage of total revenues, decreased to
 .4% for the third quarter of fiscal 1997 compared to 1.3% for the same period in fiscal 1996. The decrease for the quarter was primarily due to the write-off of Bruegger's-related goodwill in connection with the Bruegger's asset impairment charge taken during the second quarter of fiscal 1997.

Amortization of intangibles, as a percentage of total revenues, increased to 1.2% for the first forty weeks of fiscal 1997 compared to .8% for the same period in fiscal 1996. The increase was primarily due to the amortization of


Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


intangible assets relating to the acquisitions of Bruegger's Corporation and Grady's American Grill.

During the second quarter of fiscal 1997 the Company recorded a non-cash impairment charge of $185.0 million as a result of the decision to divest its bagel-related businesses. The non-cash impairment charge represents a reduction of the carrying amounts of bagel-related assets to their estimated fair value. The impairment charge includes non-cash charges for the write-off of goodwill and the write-down of notes receivable and property and equipment. The Company had received non-binding offers to purchase its bagel-related assets and used these offers, less estimated costs to sell, to calculate the current fair value of the bagel-related assets. The Company does not anticipate further charges related to the divestiture.

During the first quarter of fiscal 1996, the Company recorded a special pre-tax charge of $1.9 million for restructuring and integration costs related to the acquisitions of Grady's American Grill restaurants and Spageddies Italian Kitchen.

Total other expenses, as a percentage of total revenues, increased to 3.4% for the third quarter of fiscal 1997 and to 2.9% for the first forty weeks of fiscal 1997. The increases are mainly due to increased interest expense due to increased borrowings under the Company's revolving credit agreement.

The effective income tax rates for the twelve and forty weeks ended August 3, 1997 were 1.0% and 2.7%, respectively. The low effective rate in the third quarter of fiscal 1997 was due to the operating losses experienced resulting in no federal income tax provision and a small state income tax provision. For the forty weeks ended August 3, 1997 The low income tax benefit rate is a result of a significant portion of the $185.0 million non-cash charge for asset impairment being non-deductible for tax purposes. A benefit for income taxes was recognized for the amount of the charge giving rise to a net operating loss carryback and the amount of the deferred income tax assets which can be justified by taxes paid in prior years. A valuation allowance was established for the remaining deferred tax assets.

For the third quarter of fiscal 1997, the Company reported a net loss of $4.0 million compared to a net loss of $2.9 million for the third quarter of fiscal 1996.

For the first forty weeks of fiscal 1997, the Company reported a net loss of $204.1 million compared to net loss of $0.2 million for the same period in fiscal 1996.

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





Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $1.6 million at August 3, 1997, an increase of $1.2 million from the $0.4 million at October 27, 1996. The principal source of funds was the net proceeds from the Company's revolving credit facility ($62.5 million). The primary uses of funds consisted of: (i) expenditures associated with new restaurant development ($30.8 million), (ii) net increase in notes receivable ($23.9 million) and (iii) funds used by operations ($5.2 million).

The Company's primary cash requirements for the remainder of fiscal 1997 will be to provide for general working capital purposes since it does not plan to open any more restaurants during the fourth quarter of fiscal 1997. On
August 25, 1997 the Company opened a Chili's Grill & Bar in the Philadelphia area. The Company's growth plan for fiscal 1998 includes the opening of two to three Chili's Grill & Bar restaurants and two to three Burger King restaurants. The Company expects fiscal 1998 capital expenditures for new restaurants, remodeling of existing restaurants and maintenance expenditures to be $5.0 to $7.0 million dollars. The Company's future development plan is contingent upon several factors, including the level of cash flow from its operations, the successful amendment of its revolving credit agreement and general economic factors, including the level of interest rates.

On January 22, 1997, the Company amended its existing revolving credit facility with Texas Commerce Bank, as agent for a group of seven banks. The facility, as amended, provides for borrowings up to a maximum of $150 million, with interest payable at the adjusted LIBOR rate plus a contractual spread.
The loan agreement expires on April 26, 1999 and is unsecured.   As of August
3, 1997, there was $141.1 million outstanding under this revolving credit facility. The entire amount outstanding at August 3, 1997 was classified as current debt in accordance with Issue No. 86-30 of the FASB Emerging Issues Task Force as discussed below.

The revolving credit agreement contains, among other provisions, certain restrictive covenants including maintenance of certain prescribed debt and fixed charge coverage ratios, minimum levels of tangible net worth, limitations on the incurrence of additional indebtedness and annual limitations on the payment of dividends (other than stock dividends) on, or the purchase or redemption of, any shares of the Company's capital stock. At the conclusion of the third quarter of fiscal 1997, the Company completed a waiver and amendment with the bank group for non-compliance of the following financial covenants contained in the revolving credit agreement: minimum tangible net worth, ratio of funded debt to total capitalization, fixed charge coverage ratio and ratio of funded debt to consolidated cash flow. In addition, the bank group waived non-compliance with one non-financial covenant. The waiver and amendment also included the following: a change in the pricing structure of the facility, a requirement that 100% of the net proceeds from the bagel-related disposition be applied to debt reduction and a decrease in the total commitment to $145.0 million upon consummation of the sale of bagel-related assets. In order to avoid future non-compliance with the covenants contained in the agreement, the Company will seek an amendment to the revolving credit agreement to revise certain covenants and terms and conditions. There can be no assurance that the Company will be able to amend the existing agreement under terms acceptable to it and the bank group.

The entire $141.1 million outstanding under its revolving credit facility was classified as current debt as of August 3, 1997. Issue No. 86-30 of the FASB Emerging Issues Task Force requires the debt to be classified as current because it is possible that the Company will not meet the financial covenants under it's existing revolving credit agreement at year end, October 26, 1997, unless the bank credit agreement is further amended. The Company is currently in negotiations with the bank group to amend the financial covenants through the maturity of the loan, April 26, 1999, and to allow the sale of the bagel-related businesses. The Company believes that the necessary amendment to the revolving credit facility will be completed with the bank group prior to October 26, 1997. However, there can be no assurance that the Company and the bank group will be able to reach final agreement on the proposed amendment.


Except for the historical information contained herein, the matters discussed in this document are forward looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the timing of and the amount realized from the divestiture of the bagel-related businesses, the availability and cost of the necessary capital to enable the Company to meet its obligations and to develop additional units, the availability and cost of suitable locations for new restaurants, the hiring, training and retention of skilled management and other restaurant personnel, the ability to obtain the necessary government approvals and third party consents, changes in governmental regulations, including an increase in the minimum wage, and other risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.























PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Note 8 to the unaudited consolidated financial statements of the Company included in Part I of this report is incorporated herein by reference.

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On September 3, 1997 Nordahl L. Brue and Michael J. Dressell (collectively, the "Holders") entered into a Share Exchange Agreement (the "Exchange Agreement") with the Company and Bruegger's Corporation, a wholly owned subsidiary of the Company, pursuant to which, upon the terms and subject to the conditions set forth in the Exchange Agreement, the Holders will exchange (the "Exchange") an aggregate of 4,310,740 shares of Common Stock of the Company owned by them for all of the issued and outstanding shares of capital stock of Bruegger's Corporation and, in connection therewith, the Holders have agreed that at the closing of the Exchange, Bruegger's Corporation will repay an aggregate of $16,000,000 of inter-company indebtedness owned by Bruegger's Corporation to the Company and Bruegger's Corporation will issue to the Company a subordinated promissory note in the original principal amount of $10,000,000 which will bear interest at the rate of 12% per annum and will mature and be payable on the seventh anniversary of the closing of the Exchange. In addition, LETHE LLC, a Delaware limited liability company established by the Holders and certain of their affiliates ("Lethe"), has entered into an Agreement and Plan of Merger, dated as of September 3, 1997 (the "Subsidiaries Merger Agreement") with the Company and Bagel Disposition Corporation, a newly formed wholly owned subsidiary of the Company ("BDC") pursuant to which, concurrently with the closing of the Exchange, BDC will be merged with and into Lethe (the "Merger"). Pursuant to the Subsidiaries Merger Agreement, prior to the Merger, Best Bagels, Inc., Bagel Acquisition Corporation, Mohold Franchise Corporation and Mohold, Inc., each a wholly owned subsidiary of the Company engaged in the bagel business, will be merged with and into BDC so that, pursuant to the Merger, Lethe will acquire and succeed to the respective business of each of such companies. In consideration of the Merger, Lethe will pay to the Company an aggregate of $4,000,000 in cash.

Pursuant to the Exchange Agreement and the Subsidiaries Merger Agreement
(the "Agreements") the parties have made various representations and warranties and have agreed to provide certain indemnifications to the other party or parties thereto. In addition, at the closing of the transactions contemplated by the Agreements, Messrs. Brue and Dressell and David T. Austin will resign from the Board of Directors of the Company.

PART II - OTHER INFORMATION (continued)

Consummation of the transaction contemplated by the Agreements is subject to the prior satisfaction of certain conditions including, among others, (a) expiration of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 as amended, (b) approval of the transaction contemplated by the Agreements by the lenders under the Company's revolving credit agreement and (c) receipt by the Holders and Lethe of financing pursuant to a certain commitment letter issued by BankBoston, N.A.

On August 20, 1997 William W. Moreton resigned from the Board of Directors. He will continue in his capacity as Executive Vice President, Treasurer and Chief Financial Officer.



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

	                  				         	               Quality Dining, Inc.
					                                          (Registrant)



Date: September 16, 1997	       	            By: /s/ William W. Moreton
                                                 Executive Vice President,
                                                 Treasurer and Chief Financial
                                                 Officer



















INDEX TO EXHIBITS


Exhibit
 No.              Description

10-AN*    (1)   Share Exchange Agreement, by and among Quality Dining, Inc.,
                Bruegger's Corporation, Nordahl L. Brue and Michael J.
                Dressell, dated as of September 3, 1997.

10-AO*    (2)   Agreement and Plan of Merger, by and among Quality Dining,
                Inc., Bagel Disposition Corporation and LETHE LLC, dated as of September 3, 1997.

10-AP Waiver and amendment, dated as of September 11, 1997, between the Registrant, GAGHC, Inc., and BF Holding, Inc., as borrowers, and Texas Commerce Bank National Association, as agent, NBD Bank, N.A., LaSalle National Bank, NationsBank, N.A. (South), SunTrust Bank, Central Florida, N.A.,
                The Northern Trust Company and Key Bank.


27              Financial Data Schedule




(1)  The copy of this Exhibit filed as exhibit number 1 to Amendment No. 5 of
     Schedule 13D filed by Nordahl L. Brue, Michael J. Dressell, Steven P. Schonberg and David T. Austin, dated September 4, 1997, is incorporated herein by refenence.

(2) The copy of this Exhibit filed as exhibit number 2 to Amendment No. 5 of
    Schedule 13D filed by Nordahl L. Brue, Michael J. Dressell, Steven P. Schonberg and David T. Austin, dated September 4, 1997, is incorporated herein by reference.



* Schedules to exhibits 10-AN and 10-AO have been omitted but will be provided to the Securities and Exchange Commission upon request.




















Exhibit 10 AP

WAIVER AND AMENDMENT
Dated as of September 16, 1997


Reference is hereby made to the Amended and Restated Revolving Credit Agreement dated as of April 26, 1996 by and between Quality Dining, Inc. and GAGHC, Inc., as Borrowers, the Banks which are party thereto and Texas Commerce Bank National Association, in its individual capacity and as Agent; as amended by First Amendment to Amended and Restated Revolving Credit Agreement dated as of November 7, 1996 by and between Quality Dining, Inc., GAGHC, Inc. and BF Holding, Inc., as Borrowers, Texas Commerce Bank National Association, in its individual capacity and as Agent, and the Banks which are party thereto (together, "Credit Agreement"). Capitalized terms used herein and not defined herein shall have the meanings assigned thereto in the Credit Agreement.

WHEREAS, the Borrowers have informed the Agent and the Banks that the Borrowers are in violation of certain covenants under the Credit Agreement as of the last day of the third quarter of QDI's 1997 fiscal year ended August 3, 1997, as follows:

(i)	Consolidated Tangible Net Worth set forth at 6.1 of the Credit
Agreement,
(ii)	Ratio of Funded Debt to Total Capitalization set forth in 6.2 of the Credit Agreement,
(iii)	Fixed Charge Coverage Ratio set forth at 6.3 of the Credit
Agreement, and
(iv)	Ratio of Funded Debt to Pro Forma Consolidated Cash Flow set forth at 6.4 of the Credit Agreement.

The covenant defaults identified in clauses (i), (ii), (iii) and (iv) above are sometimes referred to herein as the "Financial Covenant Defaults."

WHEREAS, the Borrowers request that the Banks waive the Financial
Covenant Defaults existing as of the last day of the third quarter of QDI's 1997 fiscal year.

	WHEREAS, the Borrowers request a waiver of compliance with the provisions of Section 5.12 of the Credit Agreement to the extent that it would require Bagel Disposition Corporation ("BDC"), Bagel Acquisition Corporation ("BAC") and Mohold, Inc. ("Mohold") to become parties to the Subsidiary Guaranty.

WHEREAS, as a condition precedent to the granting of the waivers requested by the Borrowers, the Banks have requested certain amendments to the Credit Agreement to provide for, among other things, an increase in the interest rate and Commitment Fees payable by the Borrowers under the Credit Agreement.

WHEREAS, the parties have determined that it is in their best interests to enter into this Waiver and Amendment.

NOW, THEREFORE, in consideration of the terms and conditions contained herein, the parties hereto agree as follows:

Section1.	Waiver.  TCB, in its individual capacity and as Agent for the
Banks (as that term is defined in the Credit Agreement), and those Banks whose signatures are set forth below hereby waive (a) the Financial Covenant Defaults existing as of the last day of the third quarter of QDI's 1997 fiscal year ended August 3, 1997 and (b) compliance with the provisions of Section
5.12 to the extent they would require BAC and Mohold to become parties to the Subsidiary Guaranty and require the delivery of the documents specified therein in connection therewith; provided, that if the Bruegger's Sale has not been consummated on or before November 10, 1997, BDC, BAC and Mohold shall be required to become parties to the Subsidiary Guaranty and the Borrowers shall be required to deliver to the Agent the documents specified in Section 5.12 with respect thereto on or before November 17, 1997. The waivers contained herein are limited to the express terms of and to the extent described in this
Section 1 and shall not apply to any other facts, time periods or circumstances and nothing contained in this letter shall constitute a waiver of any other provisions of the Loan Documents or of any rights or remedies that may be available as a result of any other or future defaults that have occurred or may occur subsequent to the date of this letter.
Section2.	Amendments to Article I.
(a)	A new definition of "Bruegger's Sale" shall be inserted in
Article I of the Credit Agreement immediately following the definition of "Bruegger's Entities" to read as follows:
""Bruegger's Sale" shall mean the sale by QDI of its bagel-related businesses, including, without limitation, Bruegger's under and pursuant to the terms of a Share Exchange Agreement dated as of September 3, 1997 by and among QDI, Bruegger's, Nordahl L. Brue and Michael J. Dressel and an Agreement and Plan of Merger dated as of September 3, 1997 by and among Quality Dining, Inc., Bagel Disposition Corporation and Lethe
LLC."

(b)	A new definition of "Net Cash Proceeds" shall be inserted in
Article I of the Credit Agreement immediately following the definition of "Monthly Payment Date" to read as follows:
""Net Cash Proceeds" shall mean the cash consideration received by QDI or any of its Subsidiaries in respect of the Bruegger's Sale, less
(i) any income or other taxes payable as a result of the Bruegger's Sale and (ii) all brokerage commissions and other out-of-pocket fees and expenses incurred in respect of the Bruegger's Sale."

Section3.	Amendments to Section 2.1.
(a)	Section 2.1(b) of the Credit Agreement is hereby amended by
inserting a new subsection (iii) to read as follows:
	"(iii)	The respective Commitments of the Banks shall
automatically reduce ratably upon consummation of the Bruegger's Sale to an amount such that the aggregate Commitments of all Banks shall equal $145,000,000."

(b)	Clause (A) of Section 2.1(f) of the Credit Agreement is hereby amended in its entirety to read as follows:
"(A)	with respect to any Advance constituting a Base Rate Loan,
at a fluctuating rate per annum equal to the sum of the Base Rate, plus the Applicable Base Rate Margin (as determined in accordance with Section 2.1(g)); and"

(c)	Clause (B) of Section 2.1(f) of the Credit Agreement is hereby amended in its entirety to read as follows:
"(B)	with respect to any Advance constituting a LIBOR Base Loan,
at a rate per annum equal at all times during the Interest Period relating to such LIBOR Base Loan to the sum of the Adjusted LIBOR Rate, plus the Applicable LIBOR Rate Margin (as determined in accordance with Section 2.1(g));"

(d)	Section 2.1(g) of the Agreement is hereby amended in its entirety to read as follows:
"(g)	Determination of Applicable Margin.

	(i)	The Applicable Base Rate Margin in respect of any Base
Rate Loan and the Applicable LIBOR Rate Margin in respect of any LIBOR Base Loan shall be determined by reference to the table set forth below on the basis of the Indebtedness Ratio determined by reference to the most recent financial statements delivered pursuant to Section 5.1(a) or 5.1(b).


Indebtedness Ratio          Applicable         Applicable
                            LIBOR Rate         Base Rate
                              Margin             Margin

Greater than 4.50:1.00        3.00%               0.75%

Less than or equal to
4.50:100 but greater than
4.00:100                      2.75%               0.50%

Less than or equal to
4.00:1.00                     2.50%               0.25%

(ii)	Upon receipt of the financial statements delivered pursuant
to Section 5.1(a) or Section 5.1(b), as applicable, the Applicable Base Rate Margin and the Applicable LIBOR Rate Margin shall be adjusted, such adjustment being effective on the tenth Business Day after receipt of such financial statements and the Compliance Certificate to be delivered in connection therewith; provided, however, if the Borrowers shall not have timely delivered such financial statements in accordance with
Section 5.1(a) or Section 5.1(b), as applicable, beginning with the date upon which such financial statements should have been delivered and continuing until such financial statements are delivered, the Applicable Base Rate Margin and the Applicable LIBOR Rate Margin shall equal the Applicable Base Rate Margin and the Applicable LIBOR Rate Margin, as applicable, for the prior period; provided further, however, that if upon delivery of such financial statements the Applicable Base Rate Margin and the Applicable LIBOR Rate Margin is adjusted upwards, the adjustment of the Applicable Base Rate Margin and the Applicable LIBOR Rate Margin, as applicable, shall be retroactive to the date upon which such financial statements should have been delivered.

(e)	Section 2.1(h) of the Credit Agreement is hereby amended by
inserting a new subsection (ii) to read as follows:
"(ii)	Concurrently with the consummation of the Bruegger's Sale,
the Borrowers shall prepay the Loans outstanding in an amount equal to the Net Cash Proceeds of the Bruegger's Sale."

(f)	Section 2.9 of the Credit Agreement is hereby amended be inserting at the end thereof the following sentence:
"Notwithstanding any provision in this Section 2.9 to the contrary, the Borrowers agree to pay a Commitment Fee for the period (including, without limitation, any portion thereof when the banks' obligation to lend shall be suspended by reason of the Borrower's inability to satisfy the conditions of Article III) commencing on September 15, 1997 and continuing through the Termination Date of the Applicable Percentage per annum of the Unused Portion. For purposes hereof, the "Applicable Percentage" shall be determined by reference to the table set forth below on the basis of the Indebtedness Ratio determined by reference to the most recent financial statements delivered pursuant to Section
5.1(a) or 5.1(b).


Indebtedness Ratio                   Applicable
                                     Percentage

Greater than 3.50:1.00                 0.50%

Less than or equal to
3.50:100                               0.25%


Upon receipt of the financial statements delivered pursuant to Section 5.1(a) or Section 5.1(b), as applicable, the Applicable Percentage shall be adjusted, such adjustment being effective on the tenth Business Day after receipt of such financial statements and the Compliance Certificate to be delivered in connection therewith; provided, however, if the Borrowers shall not have timely delivered such financial statements in accordance with Section 5.1(a) or Section 5.1(b), as applicable, beginning with the date upon which such financial statements should have been delivered and continuing until such financial statements are delivered, the Applicable Percentage shall equal the Applicable Percentage for the prior period; provided further, however, that if upon delivery of such financial statements the Applicable Percentage is adjusted upwards, the adjustment of the Applicable Percentage shall be retroactive to the date upon which such financial statements should have been delivered."

Section4.	Effectiveness.  This Waiver and Amendment will become effective on the date on which the Agent shall have received counterparts of this Waiver and Amendment which, when taken together, bear the signatures of each of the Borrowers, the Agent and the Required Banks.
Section5.	Applicable Law.  This Waiver and Amendment shall be governed by and construed in accordance with the laws of the State of Illinois (without regard to any choice of law provisions thereof).
Section6.	Counterparts.  This Waiver and Amendment may be executed in two or more counterparts, each of which shall constitute an original, but all of which when taken together shall constitute but one instrument.
Section7.	Agreement.   Except as expressly amended or waived hereby, the
Credit Agreement shall continue in full force and effect in accordance with the provisions thereof on the date hereof.
Section8.	Expenses.  The Borrowers shall pay all reasonable out-of-pocket expenses incurred by the Agent in connection with the preparation of this Waiver and Amendment, including, but not limited to, the reasonable fees and disbursements of special counsel for the Agent.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective officers thereunto duly authorized as of the day and year first above written.

QUALITY DINING, INC.


By:
Its:


GAGHC, INC.


By:
Its:


BF HOLDING, INC.


By:
Its:



TEXAS COMMERCE BANK NATIONAL ASSOCIATION, in its individual capacity and as Agent for the Banks (as that term is defined in the Credit Agreement).


By:
(Signature


(typed or printed name and title)

	NBD BANK, N.A.


	By:
	(Signature)



	(typed of printed name and title)

THE NORTHERN TRUST COMPANY


By:
(Signature)



(typed of printed name and title)

KEYBANK NATIONAL ASSOCIATION (successor in interest to Society National Bank)


By:
(Signature)



(typed of printed name and title)

LASALLE NATIONAL BANK


By:
(Signature)



(typed of printed name and title)


NATIONS BANK, N.A. (SOUTH)


By:
(Signature)



(typed of printed name and title)

SUNTRUST BANK, CENTRAL FLORIDA, N.A.


By:
(Signature)



(typed of printed name and title)