Form 10-K
period 1997-10-26
QUALITY DINING INC
filed 1998-01-26
CIK 917126

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
    (Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended    October 26, 1997
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]


                                  $36,799,774

Aggregate market value of the voting stock held by nonaffiliates of the Registrant based on the last sale price for such stock at December 5, 1997 (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are "affiliates").

                                  12,619,059

      Number of shares of Common Stock, without par value, outstanding at
                               January 19, 1998

                      DOCUMENT INCORPORATED BY REFERENCE

Portions of the following document have been incorporated by reference into this Annual Report on Form 10-K

 IDENTITY OF DOCUMENT                              PART OF FORM 10-K INTO WHICH
                                                   DOCUMENT IS INCORPORATED
 Definitive Proxy Statement for the Annual Meeting
 of Shareholders to be held March 10, 1998         PART III

                             QUALITY DINING, INC.
                              Mishawaka, Indiana

              Annual Report to Securities and Exchange Commission

                               October 26, 1997

                                    PART I

ITEM 1.   BUSINESS.

General

     Quality Dining, Inc. (the "Company") operates four distinct restaurant concepts. It owns the Grady's American Grill(R) and two Italian Dining concepts and operates Burger King(R) restaurants and Chili's Grill & Bar(TM) ("Chili's"(R)) as a franchisee of Burger King Corporation and Brinker International, Inc. ("Brinker"), respectively. The Company operates its Italian Dining restaurants under the tradenames of Spageddies Italian Kitchen(R) ("Spageddies"(R)) and Papa Vino's Italian Kitchen(TM) ("Papa Vino's"(TM)). As of October 26, 1997, the Company operated 142 restaurants, including 40 Grady's American Grill restaurants, five Spageddies, three Papa Vino's, 66 Burger King restaurants and 28 Chili's.

     Since its founding in 1981, the Company has grown from a two-unit Burger King franchisee to a multi-concept restaurant operator. The Company believes that its affiliation with quality franchisors, the operation of well-positioned, value-based concepts, a focus on total customer satisfaction and a hands-on management style provide the basis for future operating success. In addition, the Company's strategy of building a critical mass in targeted markets has enabled it to better understand and respond to the needs of its customers and markets, as well as to take advantage of certain operational efficiencies. Management believes that, as a result of these factors, its restaurants appeal to a broad range of customers and generate a high level of customer loyalty.

     On October 20, 1997, the Company divested its bagel-related businesses to Mr. Nordahl L. Brue and Mr. Michael J. Dressell and their affiliates. The sale included the stock of Bruegger's Corporation, which the Company acquired in June of 1996, and all other bagel-related subsidiaries of the Company.

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


Disposition of Bagel-Related Businesses

     On October 20, 1997, the Company sold its bagel-related businesses to Mr. Nordahl L. Brue, Mr. Michael J. Dressell and an entity controlled by them and their affiliates. The sale included the stock of Bruegger's Corporation and the stock of all of the other bagel-related businesses. The total proceeds from the sale were $45,164,000. The consideration included the issuance by Bruegger's Corporation of a junior subordinated note in the amount of $10,000,000, which was recorded as $6,000,000 due to a $4,000,000 reserve for legal indemnification, the transfer of 4,310,740 shares of the Company's common stock valued at $21,823,000, owned by Messrs. Brue and Dressell, which were retired, a receivable for purchase price adjustment of $500,000, and $16,841,000 in cash. The subordinated note has an annual interest rate of 12% and will mature in seven years. Interest will be accrued and added to the principal amount of the note for the first three years and will be paid in cash for the remaining life of the note. The cash component of the proceeds included an adjustment for the calculation of the net working capital deficit. The calculation used was subject to final adjustment and is being disputed by Mssrs. Brue and Dressell. The Company does not expect the ultimate resolution of this dispute to have a material adverse effect on the Company's financial position or results of operations.

     During the second quarter of fiscal 1997, the Company recorded a non-cash impairment charge of $185,000,000 and a store closing charge of $15,513,000 as a result of its decision to divest its bagel-related businesses. The consummation of the sale of the bagel-related assets did not result in any additional gain or loss.

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


Business Strategy

     The Company's fundamental business strategy is to maximize the cash flow of its operations through proven operating management, reduce debt and appropriately grow the Company's Burger King and Chili's Grill & Bar concepts in a manner focusing on total customer satisfaction, while maximizing the value of the Company for its shareholders. Management's operating philosophy, which is shared by all of the Company's concepts, is comprised of the following key elements:

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

     Quality Franchise Partners. The Company has historically sought franchisors with established reputations for leadership in their various segments of the restaurant industry who have proven integrity and share the Company's focus on value, customer service and quality.

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


Expansion

     The Company intends to limit its expansion in fiscal 1998 and focus on operations. The Company currently plans to open three Burger King restaurants in fiscal 1998. During fiscal 1997, the Company added three new Burger King restaurants, six new Chili's restaurants, two new Papa Vino's units in its Italian Dining Division and one new Grady's American Grill restaurant. The Company sold three under-performing Grady's American Grill restaurants in fiscal 1997. At the end of fiscal 1997, the Company operated 40 Grady's American Grill restaurants, five Spageddies, three Papa Vino's, 66 Burger King restaurants and 28 Chili's restaurants.

     The Company has historically desired to own the real estate on which its Grady's American Grill, Italian Dining, Burger King and Chili's restaurants are located. During fiscal 1998, the Company generally intends to lease the land and building for its planned development when possible in order to reduce capital requirements related to development.

     The actual amount of the Company's total investment to open new restaurants depends upon various factors, including prevailing real estate prices and lease rates, raw material costs and construction labor costs in each market in which a new restaurant is to be opened.

     The Company's ability to manage the diverse operations resulting from its past growth will be essential to its ability to succeed. Prior to fiscal 1996, the Company's business historically was focused primarily on the development and operation of Burger King restaurants and Chili's restaurants. The Grady's American Grill and Italian Dining concepts have varying degrees of name recognition. Although the Company opened its first Spageddies in 1994, the Company's Italian Dining concepts are not yet proven and are still in the developmental stage. In addition, the Company's acquisitions of Grady's American Grill and Spageddies have caused it to assume many functions performed by the previous owners, requiring increased staffing and expenditures in the areas of advertising and marketing, purchasing, management information systems and others. Accordingly, the Company's development and operation of these restaurant concepts are subject to a wider range of risks than those associated with the development and operation of its Burger King and Chili's restaurants.

Grady's American Grill

     General. Grady's American Grill restaurants feature high-quality food in a classic American style, served in a warm and inviting setting. Prior to the Company's acquisition of the concept from Brinker on December 21, 1995, Brinker owned and operated 39 of the 40 Grady's American Grill restaurants now owned and operated by the Company.

     Menu. The Grady's American Grill menu features signature prime rib, high-quality steaks, daily servings of fresh seafood, inviting salads, sandwiches, soups and high quality desserts. Entrees emphasize on-premise scratch preparation in a classic American style.

     Marketing. As the owner of the Grady's American Grill concept, the Company has full responsibility for marketing and advertising. The Company expects to focus advertising and marketing efforts in local print media, use of direct mail programs and radio, with total expenditures estimated to range between 2% and 3% of the sales for its Grady's American Grill restaurants.


Spageddies Italian Kitchen and Papa Vino's Italian Kitchen

     General. The Company operates two variations of its Italian Dining concept, Spageddies and Papa Vino's. These Italian casual dining restaurants offer high-quality food, generous portions and moderate prices, all enjoyed in a festive and energized atmosphere. As of October 26, 1997, five Spageddies and three Papa Vino's restaurants were operated by the Company.

     Menu. The restaurant menu includes an array of entrees, including traditional Italian pasta, grilled meats and freshly prepared selections of pizzas, soups, salads and sandwiches. The menu also includes specialty appetizers, fresh baked bread and desserts, together with a full-service bar. A fundamental component of these concepts is to provide customers with a wide variety of high-quality, value-priced Italian-style food.

     Marketing. As the owner of these concepts, the Company has full responsibility for marketing and advertising its Italian Dining restaurants. The Company focuses its advertising and marketing efforts in local print media, use of direct mail programs and radio, with total expenditures estimated to range between 2% and 3% of the sales for these restaurants.


Burger King Restaurants

     General. Headquartered in Miami, Florida, Burger King Corporation is an indirect wholly-owned subsidiary of Diageo, PLC. Burger King Corporation has been franchising Burger King restaurants since 1954 and has since expanded to locations throughout the world.

     Menu. Each Burger King restaurant offers a diverse menu containing a variety of traditional and innovative food items, featuring the Whopper(R) sandwich and other flame-broiled hamburgers and sandwiches, which are prepared to order with the customer's choice of condiments. The menu also typically includes breakfast entrees, french fries, onion rings, desserts and soft drinks. The Burger King system philosophy is characterized by its "Have It Your Way"(R) service, generous portions and competitive prices, resulting in high value to its customers. Management believes these characteristics distinguish Burger King restaurants from their competitors and provide a significant competitive advantage.

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


Administrative Services

     From its headquarters in Mishawaka, Indiana, the Company provides accounting, information technology, purchasing and procurement, human resources, finance, marketing, advertising, menu development, budgeting and planning, legal, site selection and development support services for each of its operating subsidiaries.

     Management. The Company is managed by a team of senior managers who are responsible for the establishment and implementation of a strategic plan. The Company believes that its management team possesses the ability to manage the diverse operations which have resulted from its historical and planned growth.

     Each of the Company's restaurant concepts is managed by an experienced management team. The Company's Burger King business is managed by geographic region, with a Director of Operations located in each specific market. Each Director of Operations reports to the Senior Vice President, Burger King Division who reports to the Chief Operating Officer of the Company's Burger King Division. The Company's Chili's, Italian Dining and Grady's American Grill concepts are each managed by a Director of Operations who reports to the Senior Vice President - Full Service Dining Division.

     Site Selection. Site selection for new restaurants is made by the Company's senior management under the direction of the Company's Chief Development Officer, subject in the case of the Company's franchised restaurants to the approval of its franchisors. Within a potential market area, the Company evaluates high-traffic locations to determine profitable trading areas. Site-specific factors considered by the Company include traffic generators, points of distinction, visibility, ease of ingress and egress, proximity to direct competition, access to utilities, local zoning regulations and various other factors. In addition, in evaluating potential Chili's, Italian Dining and Grady's American Grill sites, the Company considers applicable laws regulating the sale of alcoholic beverages. The Company regularly reviews potential sites for expansion. Once a potential site is selected, the Company utilizes demographic and site selection data to assist in final site selection.

     Quality Control. The Company's senior management and restaurant management staff are principally responsible for assuring compliance with the Company's and its franchisors' operating procedures. The Company and its franchisors have uniform operating standards and specifications relating to the quality, preparation and selection of menu items, maintenance and cleanliness of the premises and employee conduct. Compliance with these standards and specifications is monitored by frequent on-site visits and inspections by the Company's senior management. Additionally, the Company employs outside "shopper services" to visit restaurants periodically to ensure that the restaurants are meeting the Company's operating standards.

     Information Technology Systems. Financial controls are maintained through a centralized accounting system, which allows the Company to track operating performance on an ongoing basis. The Company has stand alone point-of-sale registers installed in each of its restaurants. The point-of-sale systems are linked directly to the Company's accounting system, thereby making information available on a timely and detailed basis. This information enables the Company to analyze customer purchasing habits, operating trends and promotional results.

     The Company's Chili's, Italian Dining and Grady's American Grill concepts use fully automated reporting systems incorporating software provided by Brinker and generate detailed financial information, which is provided to the Company's executive offices on a daily basis.

     The Company relies to a large extent on computer technology to carry out its day-to-day operations. Many software products in the marketplace are only able to recognize a two digit year date and therefore will recognize a date using "00" as the year 1900 instead of the year 2000. This problem could result in significant transactional inaccuracies and could even cause the system to stop operating. As the year 2000 approaches, the Company has begun to evaluate its current computer systems in order to determine what modifications, if any, are necessary to make its information systems and software capable of recognizing and processing the year 2000. The Company anticipates that it will substantially complete its evaluation during fiscal, 1998 and then begin to make the necessary upgrades or replacements to its computer systems. Until its assessment is complete, the Company is unable to estimate whether the costs associated with the year 2000 issue will have a material effect on the Company's business, financial position or results of operations.

     Training. The Company maintains comprehensive training programs for all of its restaurant management personnel. Special emphasis is placed on quality food preparation, service standards and total customer satisfaction.

     The training program for the Company's Burger King restaurant managers features an intensive hands-on training period followed by classroom instruction and simulated restaurant management activities. Upon certification, new managers work closely with experienced managers to solidify their skills and expertise. The Company's existing restaurant managers regularly participate in the Company's ongoing training efforts, including classroom programs, off-site training and other training/development programs, which the Company's senior concept management designs from time to time. The Company generally seeks to promote from within to fill Burger King restaurant management positions.

     The Company requires all general and restaurant managers of its Chili's restaurants to participate in Chili's system-wide, comprehensive training program. The program teaches management trainees Chili's detailed food preparation standards and procedures. The Company also participates in regional and national training and development programs sponsored by Brinker. Managers of the Company's Italian Dining and Grady's American Grill restaurants participate in similar training programs conducted by the Company.

     Purchasing. Purchasing and procurement for the Company's Grady's American Grill and Italian Dining concepts are managed by a dedicated Purchasing Manager and are generally contracted with full-service distributors. Unit-level purchasing decisions from an approved list of suppliers are made by each of the Company's restaurant managers based on their assessment of the provisioning needs of the particular location. Purchase orders and invoices are reviewed by restaurant general managers and by concept management.

     The Company participates in system-wide purchasing and distribution programs with respect to its Chili's and Burger King restaurants, which have been effective in reducing store-level expenditures on food and paper packaging commodities.


Franchise and Development Agreements

     Burger King. The Company and Burger King Corporation entered into a development agreement on December 24, 1993 (the "Burger King Agreement"). The Burger King Agreement reserves for the Company 25 specifically defined limited geographic areas ("Areas") and grants the Company the exclusive right to select and develop one Burger King restaurant in each of up to 18 of those Areas. The Company paid a $90,000 fee for the exclusivity provided by the Burger King Agreement. The Company's exclusive right in an Area expires with the opening by the Company of a Burger King restaurant in that Area. As of October 26, 1997, the Company had developed 12 Burger King restaurants under the Burger King Agreement. In addition, during fiscal 1997, the Company opened two additional Burger King restaurants under separate agreements with Burger King.

     To maintain its rights under the Burger King Agreement, the Company must develop an additional three Burger King restaurants by December 31, 1998 and the remaining three restaurants by December 31, 1999. Although the Company has the right to develop 18 Burger King restaurants, the Company is not obligated to do so and may terminate the Burger King Agreement since it had developed at least 10 Burger King restaurants prior to December 31, 1996.

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

     Chili's. The Company has a development agreement with Brinker (the "Chili's Agreement") to develop 37 Chili's restaurants in two regions encompassing counties in Indiana, Michigan, Ohio, Kentucky, Delaware, New Jersey and Pennsylvania. The Company paid development fees totaling $260,000 for the right to develop the restaurants in the regions, and each franchise agreement requires the Company to pay an initial franchise fee of $40,000, a monthly royalty fee of 4% of sales and advertising fees of 1/2% of sales. As of October 26, 1997, the Company operated 28 Chili's.

     The Company currently is obligated to satisfy the following development schedule, and is not permitted to develop more than 41 Chili's without specific approval of the franchisor:


                                     Minimum Cumulative Number of Restaurants
                                     ----------------------------------------

                                      Midwest     Philadelphia      Entire
                                       Region        Region        Territory
                                      -------     ------------     ---------
               December 31, 1996         10             10            20
               December 31, 1997         11             12            23
               December 31, 1998         12             13            25
               December 31, 1999         13             14            29(1)
               December 31, 2000         14             15            33(1)
               December 31, 2001         15             16            37(1)

(1) Two of the restaurants to be opened in this year may be located in either region at the Company's discretion.

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

Competition

     The restaurant industry is intensely competitive with respect to price, service, location and food quality. The industry is mature and competition can be expected to increase. There are many well-established competitors with substantially greater financial and other resources than the Company, some of which have been in existence for a substantially longer period than the Company and may have substantially more units in the markets where the Company's restaurants are, or may be, located. McDonald's and Wendy's restaurants are the principal competitors to the Company's Burger King restaurants. The competitors to the Company's Chili's and Italian Dining restaurants are other casual dining concepts such as T.G.I. Friday's, Applebee's, Bennigan's, Olive Garden and Red Lobster restaurants. The primary competitors to Grady's American Grill are Houston's, J. Alexander's, Outback Steakhouse, Houlihan's, Cooker Bar & Grille, and O'Charley's Restaurant & Lounge, as well as a large number of locally-owned, independent restaurants. The Company believes that competition is likely to become even more intense in the future.

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


Government Regulation

     Each of the Company's restaurants is subject to licensing and regulation by a number of governmental authorities, which include alcoholic beverage control in the case of the Chili's, Italian Dining and Grady's American Grill restaurants, and health, safety and fire agencies in the state or municipality in which the restaurant is located. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new restaurant in a particular area.

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


Employees

     As of October 26, 1997, the Company employed approximately 8,200 persons. Of those employees, approximately 125 held management or administrative positions, approximately 550 were involved in restaurant management, and the remainder were engaged in the operation of the Company's restaurants. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.


ITEM 2.  PROPERTIES.

     As of October 26, 1997, 40 of the Company's Burger King restaurants were leased from real estate partnerships owned by certain of the Company's founding shareholders. In addition, the Company leased two of its Burger King restaurants from William R. Schonsheck or entities controlled by him. See ITEM 13, "Certain Relationships and Related Transactions." The Company also leased eight Burger King restaurants directly from Burger King Corporation and eight restaurants from unrelated third parties. All of the leases are triple net leases requiring a base rent and an additional rent based upon sales to the extent the additional rent exceeds the base rent. Except for the eight leases with Burger King Corporation, all of the leases have renewal options. The eight leases with Burger King Corporation are subject to the renewal of the franchise agreements for those locations. The Company owned eight of its Burger King restaurants as of October 26, 1997.

     As of October 26, 1997, the Company owned 11 of its Chili's restaurants and five of its Italian Dining restaurants. The Company leased its other 17 Chili's restaurants and three Italian Dining restaurant from unrelated parties.

     As of October 26, 1997, the Company leased 16 of its Grady's American Grill restaurants from unrelated parties. The Company leased one Grady's American Grill restaurant from a limited partnership of which a subsidiary of the Company is the general partner. The Company's other 23 Grady's American Grill restaurants were owned by the Company.

     The following table sets forth, as of October 26, 1997, the 20 states in which the Company operated restaurants and the number of restaurants in each state:

                       Number of Company-Operated Restaurants
                       --------------------------------------
                                                                 Grady's
                               Burger             Italian       American
                                King    Chili's    Dining         Grill    Total
                               ------   -------   -------       --------   -----
          Alabama                                                      1       1
          Arkansas                                                     1       1
          Colorado                                                     3       3
          Delaware                            2                                2
          Florida                                                      6       6
          Georgia                                                      5       5
          Illinois                                                     1       1
          Indiana                  35         5         2                     42
          Louisiana                                                    1       1
          Michigan                 31         6         4              1      42
          Mississippi                                                  1       1
          New Jersey                          5                        1       6
          New Mexico                                                   1       1
          North Carolina                                               3       3
          Ohio                                3         2              1       6
          Oklahoma                                                     1       1
          Pennsylvania                        7                                7
          Tennessee                                                    5       5
          Texas                                                        7       7
          Virginia                                                     1       1
                               -------------------------------------------------
                                   66        28         8             40     142
                               ======   =======   =======       ========   =====

     The Company leases approximately 53,000 square feet for its headquarters facility in an office building located in Mishawaka, Indiana that was constructed in 1997 and is leased from a limited liability company in which the Company has a 50% interest. The term of the lease agreement is 15 years. Approximately 4,500 square feet and 5,200 square feet of the Company's headquarters building have been subleased to two tenants for terms of 7 and 10 years, respectively. The Company's former headquarters facility, a 9,700 square foot office building which is leased from an affiliated partnership, has been subleased to a local financial institution for a term extending through the expiration of the Company's lease. The Company is responsible for leases relating to office space in Burlington, Vermont which was utilized for regional management of its Bruegger's concept, which was sold on October 20, 1997. The Company is attempting to sublease this office. The Company also leases office space in Dallas, Texas and Detroit, Michigan for management of its Grady's American Grill and Burger King restaurants, respectively. See ITEM 13, "Certain Relationships and Related Transactions."

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

     BruWest, L.L.C., a franchisee of Bruegger's Franchise Corporation (a former indirect subsidiary of the Company), and Timothy Johnson, Gregory LeMond, Michael Snow and Matthew Starr, principals of BruWest (collectively "BruWest") commenced an action on January 30, 1997 filed in the United States District Court, District of Minnesota, against Bruegger's Franchise Corporation, Quality Dining, Inc., Daniel B. Fitzpatrick (the "Bruegger's Defendants") and an investment banking firm retained by BruWest, alleging inter alia that the Bruegger's Defendants breached commitments to provide financing to BruWest, interfered with the plaintiffs' efforts to obtain financing from third parties, violated existing franchise and development agreements between BruWest and Bruegger's Franchise Corporation, violated certain provisions of the Minnesota Franchise Act and breached duties and implied covenants of good faith and fair dealing. The Bruegger's Defendants denied all allegations in the complaint. Without admitting any liability or obligation to do so, on March 11, 1997, Bruegger's Corporation loaned $1.2 million to the plaintiffs. The loan is secured by certain assets of the plaintiffs and personal guarantees of Messrs. LeMond and Snow. The loan provides for monthly interest payments commencing April 11, 1997 at the rate of nine percent (9%) per annum and matured on September 11, 1997. On March 14, 1997, the complaint was dismissed, without prejudice. On May 22, 1997, BruWest refiled the complaint with additional allegations challenging the enforceability of the loan documents and personal guarantees. BruWest has ceased payment of royalties as required under its franchise agreements and did not repay the loan at maturity.

     Quality Baking, LLC, a franchisee of Bruegger's Franchise Corporation, and Mark Ratterman, Chris Galloway and Peter Shipman, principals of Quality Baking, LLC, commenced an action on July 9, 1997 filed in the United States District Court, for the Eastern District of Missouri, Eastern Division, against Bruegger's Corporation, Bruegger's Franchise Corporation, Nordahl Brue, Michael Dressell, Daniel B. Fitzpatrick and John Firth, alleging that the plaintiffs purchased their franchises based upon financial representations that have not materialized, that they purchased preferred stock in Bruegger's Corporation based upon false representations, that the defendants falsely represented their intentions with respect to repurchasing bakeries from the plaintiffs, and that the defendants violated implied covenants of good faith and fair dealing. Quality Baking, LLC has ceased payment of royalties as required under its franchise agreements for its four bakeries.

     D & K Foods, Inc., Pacific Capital Ventures, Inc., and PLB Enterprises, Inc., franchisees of Bruegger's Franchise Corporation, and Ken Wagnon, Dan Carney, Jay Wagnon and Patrick Beatty, principals of the foregoing franchisees, commenced an action on July 16, 1997 filed in the United States District Court, for the District of Maryland, against Bruegger's Corporation, Bruegger's Franchise Corporation, Quality Dining, Inc., Daniel B. Fitzpatrick, Michael J. Dressell and Nordahl L. Brue, alleging that the plaintiffs purchased their franchises based upon financial representations that have not materialized, that they purchased preferred stock in Bruegger's Corporation based upon false representations, that Bruegger's Corporation falsely represented its intentions with respect to purchasing bakeries from the plaintiffs or providing financing to the plaintiffs, and that the defendants violated implied covenants of good faith and fair dealing. PLB Enterprises, Inc. has ceased payment of royalties as required under its franchise agreements for its two bakeries.

     All of the above pending franchise related litigation is in preliminary stages and only limited discovery has occurred. In each of these cases, one or more present or former officers and directors of the Company have been named as party defendants and the Company is advancing defense costs on their behalf. Pursuant to the Share Exchange Agreement by and among Quality Dining, Inc., Bruegger's Corporation, Nordahl L. Brue and Michael J. Dressell, the Agreement and Plan of Merger by and among Quality Dining, Inc., Bagel Disposition Corporation and Lethe, LLC, and certain other related agreements entered into as part of the disposition of the Company's bagel-related businesses, the Company is responsible for 50% of the first $14 million of franchise related litigation expenses, inclusive of attorney's fees, costs, expenses, settlements and judgments (collectively "Franchise Damages"). Bruegger's Corporation and certain of its affiliates are obligated to indemnify the Company from all other Franchise Damages. The Company is obligated to pay the first $3 million of its share of Franchise Damages in cash. The remaining $4 million of the Company's share of Franchise Damages is payable by crediting amounts owed to the Company pursuant to the $10 million junior subordinated note issued to the Company by Bruegger's Corporation. Based upon the currently available information, the Company does not believe that these cases individually or in the aggregate will have a material adverse affect on the Company's financial position and results of operations. Such assessment is based upon the Company's belief that Bruegger's Corporation has and will continue to have the ability to perform its indemnity obligations.

     Rigel Corporation, a franchisee of Bruegger's Franchise Corporation commenced an action on July 16, 1997 filed in the United States District Court for the District of Nebraska, against Quality Dining, Inc. and Bruegger's Corporation, alleging that the defendants have breached franchise and development agreements and violated the Sherman Act. This action was settled in December of 1997 for an amount that was not material.

     James T. Bies filed a shareholder derivative action in the United States District Court for the Southern District of Michigan on October 14, 1997. The complaint names as defendants 12 individuals who are current or former directors or officers of the Company. The complaint alleges that the individual defendants as directors breached fiduciary duties to the Company by approving certain transactions in 1997 involving loans to Bagel Acquisition Corporation that allegedly benefited Daniel B. Fitzpatrick, the Company's Chairman, President and Chief Executive Officer. The plaintiff also alleges that individual defendants participated in a "conspiracy to waste, dissipate, and improperly use funds, property and assets of Quality" for the benefit of Bagel Acquisition Corporation and Mr. Fitzpatrick. The plaintiff alleges that the Company and its shareholders have been damaged in an amount in excess of $28,000,000. The relief sought also includes the appointment of a receiver, an accounting and attorney's fees. On December 10, 1997, the defendants filed a motion to dismiss the complaint based on plaintiff's failure before filing suit to make a "demand" upon the Company's board of directors to address and respond to the allegations presented by the complaint. As a shareholder derivative action, the claims purport to be brought on behalf of the Company against the individual defendants and for the benefit of the Company. However, in accordance with its articles of incorporation, the Company has certain obligations to indemnify the individual defendants and the Company is advancing defense costs on their behalf. The Company does not expect that this lawsuit will have a material adverse effect on the Company's financial position or results of operations.

     The Company is involved in various other legal proceedings incidental to the conduct of its business. Management does not expect that any such proceedings will have a material adverse effect on the Company's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matters to a vote of security holders during the fourth quarter of the 1997 fiscal year.

Executive Officers of the Company


              Name                    Age                     Position
---------------------------------     ---       --------------------------------


Daniel B. Fitzpatrick                  40       Chairman of the Board, President
                                                and Chief Executive Officer

William W. Moreton                     38       Executive Vice President,
                                                Treasurer and Chief Financial
                                                Officer

John C. Firth                          40       Senior Vice President, General
                                                Counsel and Secretary


James K. Fitzpatrick                   42       Senior Vice President, Chief
                                                Administrative Officer, Chief
                                                Development Officer and Director

William R. Schonsheck                  47       Senior Vice President, Chief
                                                Operating Officer of Burger King
                                                Division and Director

Gerald O. Fitzpatrick                  37       Senior Vice President, Burger
                                                King Division

Scott C. Smith                         42       Senior Vice President - Full
                                                Service Dining Division

David M. Findlay                       36       Senior Vice President - Finance

Marti'n L. Miranda                     34       Vice President, Controller and
                                                Assistant Secretary

Michael J. Wargo                       37       Vice President - Director of
                                                Human Resources

     Daniel B. Fitzpatrick has served as President and Chief Executive Officer and a Director of the Company since 1982. Prior to founding the Company, Mr. Fitzpatrick worked for a franchisee of Burger King Corporation, rising to the level of regional director of operations. He has over 24 years of experience in the restaurant business. Mr. Fitzpatrick also serves as a director of 1st Source Corporation, a multi-bank diversified financial services corporation based in South Bend, Indiana.

     William W. Moreton has served as Executive Vice President, Treasurer and Chief Financial Officer since April, 1997. Prior to joining the Company and since October 1992, he was Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Houlihan's Restaurant Group, the owner of the Houlihan's and Darryl's restaurant concepts. Mr. Moreton resigned from the Company, effective February 13, 1998, but has agreed to act as a consultant to the Company through the end of fiscal 1998.

     John C. Firth serves as Senior Vice President, General Counsel and Secretary. Prior to joining the Company in June 1996, he was a partner with the law firm of Sopko and Firth. Beginning in 1985, he represented the Company as outside legal counsel with responsibility for the Company's legal affairs.

     James K. Fitzpatrick has served as Senior Vice President and Chief Development Officer of the Company since August 1995 and as Chief Administrative Officer since April, 1997. Prior to that, Mr. Fitzpatrick served as Vice President or Senior Vice President of the Company in charge of the Company's Fort Wayne, Indiana Burger King restaurant operations since 1984. Prior to joining the Company, he served as a director of operations for a franchisee of Burger King Corporation. He has 26 years of experience in the restaurant business.

     William R. Schonsheck joined the Company in August 1995 as Senior Vice President, Chief Operating Officer of the Burger King Division. Prior to joining the Company, Mr. Schonsheck held various positions in the Burger

King system, most recently as a franchisee in Detroit, Michigan. Pursuant to an employment agreement between the Company and Mr. Schonsheck, he is to serve as the Chief Operating Officer of the Burger King Division. See ITEM 11, "Executive Compensation." Mr. Schonsheck has over 29 years of experience in the Burger King business.

     Gerald O. Fitzpatrick serves as a Senior Vice President in the Company's Burger King Division. Mr. Fitzpatrick has served in various capacities in the Company's Burger King operations since 1983. Prior to joining the Company, he served as a district manager for a franchisee of Burger King Corporation. He has over 18 years of experience in the restaurant business.

     Scott C. Smith joined the Company in May 1994 and has served as the Company's Senior Vice President in charge of the Company's full service dining operations since October 1996. Prior to that, Mr. Smith served as Vice President or Senior Vice President of the Company in charge of the Company's Chili's and Italian Dining operations. Prior to joining the Company in June of 1994 he served as director of franchise operations for the Chili's and Spageddies divisions of Brinker. He has 23 years of experience in the restaurant business.

     David M. Findlay has served as Senior Vice President - Finance since April 1997. He joined the Company in May 1995 as Vice President - Director of Planning and Investor Relations and was promoted to Vice President and Treasurer in October 1996. Prior to joining the Company, Mr. Findlay spent 10 years at The Northern Trust Company of Chicago, Illinois, specializing in commercial lending to large companies and financial institutions.

     Marti'n L. Miranda has served as Vice President, Controller and Assistant Secretary since October 1996. He joined the Company in May 1994 as Controller. Prior to joining the Company, he served in a similar capacity with NBD Insurance, a wholly owned subsidiary of NBD Corporation. Mr. Miranda is a certified public accountant.

     Michael J. Wargo has served as Vice President - Director of Human Resources since September 1995. He joined the Company in January 1994 as Director of Human Resources. He was previously employed by Valley American Bank & Trust Company as director of training and development, and prior to that he was a human resources officer at NBD Bank. Mr. Wargo has over 14 years of experience as a human resources professional.

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

     (Pursuant to General Instruction G(3) of Form 10-K, the foregoing information is included as an unnumbered Item in Part I of this Annual Report in lieu of being included in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.)


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the Nasdaq Stock Market's National Market under the symbol QDIN. The prices set forth below reflect the high and low sales quotations for the Company's Common Stock as reported by Nasdaq for the calendar periods indicated. As of January 19, 1998, there were 405 holders of record and approximately 7,000 beneficial owners.


                      Calendar 1997            Calendar 1996
                    High         Low         High          Low
                   ------------------       -------------------

First Quarter      $19.875    $10.250       $31.250     $19.750
Second Quarter      12.750      4.563        39.500      26.500
Third Quarter        7.000      3.375        33.500      24.563
Fourth Quarter       5.563      3.250        28.625      16.750

The Company does not pay cash dividends on its Common Stock. The Company currently intends to retain its earnings to finance future development of its businesses and does not anticipate paying cash dividends in the foreseeable future. The Company's revolving credit agreement prohibits the payment of cash dividends and other distributions. The agreement expires in April of 1999.

     No unregistered equity securities were sold by the Company during fiscal 1997.

ITEM 6.  SELECTED FINANCIAL DATA.

Quality Dining, Inc.

(In thousands, except unit and per share data)
--------------------------------------------------------------------------------------------------------------------------
                                                                          Fiscal Year Ended (1)
                                               October 26,    October 27,      October 29,     October 30,     October 31,
                                                      1997           1996             1995            1994            1993
--------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data(2):
Revenues:
Restaurant sales:
Grady's American Grill                           $  85,403       $ 85,101         $     -          $     -         $     -
Burger King                                         74,616         70,987           57,013          49,716          49,032
Bruegger's Bagel Bakery                             64,928         25,967            5,270             191               -
Chili's Grill & Bar                                 54,277         41,913           38,267          14,286           9,963
Italian Dining Division                             12,973          8,388            4,741             174               -
--------------------------------------------------------------------------------------------------------------------------
Total restaurant sales                             292,197        232,356          105,291          64,367          58,995
Franchise related revenue                           10,055          5,274                -               -               -
--------------------------------------------------------------------------------------------------------------------------
Total revenues                                     302,252        237,630          105,291          64,367          58,995
--------------------------------------------------------------------------------------------------------------------------
Operating expenses:
Restaurant operating expenses:
     Food and beverage                              88,629         72,201           31,176          18,576          16,465
     Payroll and benefits                           87,905         66,176           27,191          16,190          14,830
     Depreciation and amortization                  17,691         11,635            5,109           2,610           2,376
     Other operating expenses                       74,691         52,452           24,057          15,351          15,065
--------------------------------------------------------------------------------------------------------------------------
Total restaurant operating expenses:               268,916        202,464           87,533          52,727          48,736
General and administrative                          29,510         12,047            5,706           4,065           3,543
Amortization of intangibles                          3,112          2,537              682              83              83
Impairment of assets                               185,300              -                -               -               -
Store closing costs                                 15,513              -                -               -               -
Franchise operating partner expense                  2,066              -                -               -               -
Restructuring and integration costs                      -          9,938                -               -               -
Consulting fee                                           -              -                -               -             600
--------------------------------------------------------------------------------------------------------------------------
Total  operating expenses                          504,417        226,986           93,921          56,875          52,962
--------------------------------------------------------------------------------------------------------------------------
Operating income (loss) (3)                       (202,165)        10,644           11,370           7,492           6,033
--------------------------------------------------------------------------------------------------------------------------
Other income (expense):
Interest expense                                   (10,599)        (6,340)          (2,699)         (1,314)         (1,673)
Gain (loss) on sale of property and
     equipment                                         362              4              343             (59)              2
Interest income                                        221            206              127             155             165
Other income (expense), net                             32            154              (12)            (14)              -
--------------------------------------------------------------------------------------------------------------------------
Total other expense                                 (9,984)        (5,976)          (2,241)         (1,232)         (1,506)
--------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                 (212,149)         4,668            9,129           6,260           4,527
Income tax provision (benefit)                     (15,661)         1,998            3,240           2,332               -
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                $(196,488)      $  2,670         $  5,889         $ 3,928         $ 4,527
--------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share                      $  (11.68)      $   0.23         $   0.85
------------------------------------------------------------------------------------------
Weighted average shares outstanding                 16,820         11,855            6,925
------------------------------------------------------------------------------------------
Pro forma income data (unaudited):
     Net income as reported                                                                        $ 3,928         $ 4,527
     Pro forma provision for income taxes (4)                                                          512           1,675
--------------------------------------------------------------------------------------------------------------------------
     Pro forma net income                                                                          $ 3,416         $ 2,852
--------------------------------------------------------------------------------------------------------------------------
     Pro forma net income per share                                                                $  0.59         $  0.64
--------------------------------------------------------------------------------------------------------------------------
     Pro forma weighted average number of
       common shares and common stock
       equivalent shares outstanding                                                                 5,801           4,438
--------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------
                                                                     Fiscal Year Ended (1)
                                            October 26,    October 27,    October 29,    October 30,    October 31,
                                                   1997           1996           1995           1994           1993
-------------------------------------------------------------------------------------------------------------------
Restaurant Data:
Units open at end of period:
     Bruegger's Bagel Bakery Division:
        Company-owned                                 -            100             12              3              -
        Franchised                                    -            325              -              -              -
     Grady's American Grill                          40             42              -              -              -
     Italian Dining Division                          8              6              5              1              -
     Burger King                                     66             63             59             48             44
     Chili's Grill & Bar                             28             22             18              8              4
-------------------------------------------------------------------------------------------------------------------
                  Totals                            142            558             94             60             48
-------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
     Working capital (deficiency)              $ (8,239)       $ (3,383)     $  (1,826)      $ (1,894)       $  (888)
     Total assets                               215,973         388,014         99,247         43,273         24,946
     Long-term debt, capitalized
     lease and non-competition obligations      133,111          85,046         14,298          7,492         16,621
     Total stockholders' equity                  50,813         269,123         71,401         26,582          3,761

(1) All fiscal years presented consisted of 52 weeks with the exception of the fiscal year ended October 31, 1993, which consisted of 53 weeks.

(2) The selected statement of operations data include the operations of Bruegger's Corporation from June 7, 1996 until October 19, 1997; the Grady's American Grill restaurants from December 21, 1995; SHONCO, Inc. and certain affiliated companies from August 14, 1995; and Grayling Corporation and certain affiliated companies from November 10, 1994. See Note 14 to the consolidated financial statements.

(3) Operating loss for fiscal year ended October 26, 1997 includes an impairment of asset charge of $185.0 million, store closing costs of $15.5 million and franchise operating partner expense of $2.1 million which all relate to the divestiture by the Company of its bagel-related companies. Operating income for the fiscal year ended October 27, 1996 includes restructuring and integration charges of $1.9 million associated with costs related to the acquisitions of the Grady's American Grill concept and restaurants and Spageddies Italian Kitchen concept and $8.0 million associated with costs related to the acquisition of Bruegger's Corporation.

(4) Reflects federal and state income taxes (assuming a 37% effective tax rate) as if the Company had been taxed as a C Corporation rather than an S Corporation during these entire periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Quality Dining, Inc.

For an understanding of the significant factors that influenced the Company's performance during the past three fiscal years, the following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere in this Annual Report.

Results of Operations

The following table reflects the percentages that certain items of revenue and expense bear to total revenues, except restaurant operating expenses, which are expressed as a percentage of total restaurant sales. Fiscal 1996 includes Bruegger's Corporation as of June 7, 1996. The Company sold Bruegger's Corporation on October 20, 1997. During fiscal 1997 the Company had asset impairment charges, store closing costs and franchise operating partner expenses all relating to its bagel businesses.

----------------------------------------------------------------------------------------------
                                                                Fiscal Year Ended
                                                    October 26,    October 27,    October 29,
                                                           1997           1996           1995
----------------------------------------------------------------------------------------------
Revenues:
Restaurant sales:
     Grady's American Grill                                28.3%          35.8%             -%
     Burger King                                           24.7           29.9           54.2
     Bruegger's Bagel Bakery                               21.5           10.9            5.0
     Chili's Grill & Bar                                   18.0           17.7           36.3
     Italian Dining Division                                4.2            3.5            4.5
----------------------------------------------------------------------------------------------
Total restaurant sales                                     96.7           97.8          100.0
     Franchise related revenue                              3.3            2.2              -
----------------------------------------------------------------------------------------------
Total revenues                                            100.0          100.0          100.0
----------------------------------------------------------------------------------------------
Operating expenses:
     Restaurant operating expenses
      (as % of restaurant sales):
          Food and beverage                                30.3           31.1           29.6
          Payroll and benefits                             30.1           28.5           25.8
          Depreciation and amortization                     6.1            5.0            4.8
          Other operating expenses                         25.6           22.5           22.9
----------------------------------------------------------------------------------------------
Total restaurant operating expenses:                       92.1           87.1           83.1
     General and administrative                             9.8            5.1            5.4
     Amortization of intangibles                            1.0            1.1            0.7
     Restructuring and integration costs                      -            4.2              -
     Impairment of assets                                  61.3              -              -
     Store closing costs                                    5.1            1.1              -
     Franchise operating partner expense                    0.7            4.2              -
----------------------------------------------------------------------------------------------
Total operating expenses                                  166.9           95.5           89.2
----------------------------------------------------------------------------------------------
Operating income (loss)                                   (66.9)           4.5           10.8
----------------------------------------------------------------------------------------------
Other income (expense):
     Interest expense                                      (3.5)          (2.7)          (2.5)
     Gain (loss) on sale of property and equipment          0.1              -            0.3
     Interest income                                        0.1            0.1            0.1
     Other income                                             -            0.1              -
----------------------------------------------------------------------------------------------
Total other expense, net                                   (3.3)          (2.5)          (2.1)
----------------------------------------------------------------------------------------------
Income (loss) before income taxes                         (70.2)           2.0            8.7
Income tax provision/(benefit)                             (5.2)           0.9            3.1
----------------------------------------------------------------------------------------------
Net income (loss)                                         (65.0)%          1.1%           5.6%
----------------------------------------------------------------------------------------------

Fiscal Year 1997 Compared to Fiscal Year 1996

     Total revenues reached $302,252,000 in fiscal 1997, an increase of 27.2% compared to $237,630,000 reported in fiscal 1996. In addition to restaurant sales, total revenues in fiscal 1997 included $10,055,000 of franchise related revenues from the Company's retail bagel bakery operations versus $5,274,000 in fiscal 1996. Franchise related revenues consist of royalties on franchised restaurant sales, franchise and development fees, net commissary revenue, interest income and other miscellaneous fees from franchised operations related to the Bruegger's concept.

     Restaurant sales in fiscal 1997 increased 25.7% to $292,197,000, compared to $232,356,000 in fiscal 1996. This increase was primarily attributable to sales generated by restaurants opened during fiscal 1997 and restaurants open for the first full year in fiscal 1997. These restaurants include: seven Burger King restaurants; 10 Chili's Grill & Bar restaurants; three Italian Dining restaurants; one Grady's American Grill (three Grady's American Grills were sold during fiscal 1997) and 88 bagel bakeries. The Company divested its bagel-related businesses on October 20, 1997 and therefore expects a significant decrease in revenues in fiscal 1998. The Company experienced a significant decline in average unit sales at its Grady's American Grill restaurants during fiscal 1997. The Company has implemented marketing and menu initiatives intended to stimulate sales at its Grady's American Grill restaurants. Due to the competitive nature of the restaurant industry, there can be no assurances that these initiatives will achieve the intended results.

     Total restaurant operating expenses were $268,916,000 in fiscal 1997, compared to $202,464,000 in fiscal 1996. As a percentage of restaurant sales, total restaurant operating expenses increased to 92.1% in fiscal 1997 from 87.1% in fiscal 1996. The following factors influenced the operating margins:

     Food and beverage costs were $88,629,000, or 30.3% of total restaurant sales in fiscal 1997, compared to $72,201,000 or 31.1 % of total restaurant sales in fiscal 1996. The decrease was due primarily to operational improvements, purchasing efficiencies and price increases which occurred during the year.

     Payroll and benefits were $87,905,000 in fiscal 1997, compared to $66,176,000 in fiscal 1996. As a percentage of total restaurant sales, payroll and benefits increased to 30.1% in fiscal 1997 from 28.5% in fiscal 1996. Payroll expense increased as a result of the minimum wage increase, the continued competition for qualified restaurant employees and the labor inefficiencies typically associated with new unit development. The Company expects to experience continued pressure to increase wages due to competition by all retail businesses to attract qualified employees.

     Depreciation and amortization increased $6,056,000 to $17,691,000 in fiscal 1997. As a percentage of total restaurant sales, depreciation and amortization increased to 6.1% in fiscal 1997 from 5.0% in fiscal 1996. The increase was attributable to the increased costs associated with the new units the Company developed and the lower than expected sales at the Company's Bruegger's Bagel Bakery and Grady's American Grill units. In addition, pre-opening expenses as a percentage of sales were substantially higher in fiscal 1997 due to significant new unit openings.

     Other restaurant operating expenses include rent and utilities, royalties, promotional expense, repairs and maintenance, property taxes and insurance. Other restaurant operating expenses were $74,691,000 in fiscal 1997 compared to $52,452,000 in 1996. Other restaurant operating expenses as a percentage of total restaurant sales increased in fiscal 1997 to 25.6% from 22.5% in fiscal 1996. This increase was primarily due to the Company's Bruegger's Bagel Bakery and Grady's American Grill units having lower than expected sales which produced higher costs as a percentage of sales, as well as increased promotional expenses at these two concepts.

     General and administrative expenses, which include corporate and district management costs, were $29,510,000 in fiscal 1997, compared to $12,047,000 in fiscal 1996. As a percentage of total revenues, general and administrative expenses increased to 9.8% in fiscal 1997 from 5.1% in fiscal 1996. The increases in fiscal 1997 were primarily due to costs associated with the development of corporate infrastructure designed to support the anticipated aggressive development of the Bruegger's brand. General and administrative costs also increased due to significant professional services associated with the successful efforts by the Company to divest itself of its bagel-related businesses.

     In connection with the decision to discontinue Bruegger's development and divest the Company's bagel-related businesses, a staff reduction plan was implemented during the second quarter of fiscal 1997. The Company anticipates that general and administrative expenses will be significantly lower in fiscal 1998 as a result of the sale of its bagel-related businesses.

     Amortization of intangibles was $3,112,000 in fiscal 1997, compared to $2,537,000 in fiscal 1996. The increase was due to the amortization of intangible assets related to the acquisitions of Bruegger's Corporation and Grady's American Grill. The Company will experience a decrease in amortization of intangibles in fiscal 1998 due to the elimination of Bruegger's-related goodwill in connection with the Bruegger's asset impairment charge taken during fiscal 1997.

     During the second quarter of fiscal 1997, the Company recorded a non-cash impairment charge of $185,000,000 as a result of the decision to divest its bagel-related businesses. The non-cash impairment charge represented a reduction of the carrying amounts of bagel-related assets to their estimated fair value. The impairment charge included non-cash charges for the write-off of goodwill and the write-down of notes receivable and property and equipment. On October 20, 1997 the Company sold the bagel-related businesses and no further charges were recorded.

     The Company has decided not to build two Burger King restaurants which it had acquired the development rights to as part of the SHONCO acquisition (see
Note 14). In conjunction with this decision the Company recorded a non-cash impairment charge of $300,000 to write-off the capitalized development rights associated with these two locations.

     The Company recorded a $2,066,000 charge for expenses related to the Franchise Operating Partner Program during the second quarter of fiscal 1997. These costs were primarily related to the professional services of financial advisors involved in negotiating with potential equity investors for the Franchise Operating Partner Program. The Franchise Operating Partner Program was canceled due to the Company's decision to divest itself of its bagel-related businesses.

     The Company recorded a $15,513,000 charge for closing under-performing Bruegger's units and other Bruegger's units which were at various stages of development when the decision was made to divest the bagel-related businesses. The charge included amounts for terminating occupancy leases, write-offs of fixed assets and pre-opening costs, restaurant management severance costs and other store closing costs. Through fiscal 1997 the Company had incurred $11,434,000 of these costs, of which $641,000 were cash payments and $10,793,000 were non-cash charges, primarily the write-down of assets. The remaining costs are primarily associated with terminating occupancy leases which the Company expects to be substantially complete by the end of fiscal 1998.

     The Company had an operating loss of $202,165,000 in fiscal 1997 compared to operating income of $10,644,000 in fiscal 1996. The special charges noted above were the primary reason for the decline in operating income.

     Total other expenses, as a percentage of total revenues, increased to 3.3% in fiscal 1997 compared to 2.5% in fiscal 1996. This increase was primarily attributable to higher interest costs arising from increased borrowings under the Company's revolving credit facility to fund acquisitions and new restaurant openings.

     An income tax benefit of $15,661,000 was recorded in fiscal 1997 compared to an expense of $1,998,000 in fiscal 1996 due to the pre-tax loss in fiscal 1997, resulting primarily from the special charges noted above. The Company's effective income tax rate in fiscal 1997 was 7.4% (benefit) compared to an income tax rate of 42.8% in fiscal 1996, primarily due to the operating losses experienced resulting in no federal income tax provision and a nominal state income tax provision. The low income tax benefit rate is a result of a significant portion of the $185,000,000 non-cash charge for asset impairment being non-deductible for tax purposes.

     The Company has net operating loss carryforwards of approximately $43 million as well as FICA tip credits and alternative minimum tax credits of $1.7 million. The net operating loss and tip credits expire in 2012 while the alternative minimum tax credits carryforward indefinitely. During the year, the Company established a valuation reserve against its net operating loss carry forwards of $10.2 million leaving a net deferred tax asset of $10.0 million. The Company's assessment of its ability to realize the net deferred tax asset was based on the weight of both positive and negative evidence, including the taxable income of the non-bagel related concepts. Based on this assessment, the Company's management believes it is more likely than not that the net deferred tax benefit recorded will be realized. Such evidence will be reviewed prospectively and should the Company's operating performance continue to improve, the Company may recognize additional tax benefits related to its net deferred tax asset position in the future.

     The net loss in fiscal 1997 was $196,488,000 or $11.68 per share compared to net income of $2,670,000 or $0.23 per share in fiscal 1996. Strong revenue growth in fiscal 1997 was more than offset by the special charges noted above.

Fiscal Year 1996 Compared to Fiscal Year 1995

     Total revenues reached $237,630,000 in fiscal 1996, an increase of 126% compared to $105,291,000 reported in fiscal 1995. In addition to restaurant sales, total revenues in fiscal 1996 included $5,274,000 of franchise related revenues from the Company's retail bagel bakery operations. Franchise related revenues consist of royalties on franchised restaurant sales, franchise and development fees, net commissary revenue, interest income and other miscellaneous fees from franchised operations related to the Bruegger's concept.

     Restaurant sales in fiscal 1996 increased 121% to $232,356,000, compared to $105,291,000 in fiscal 1995. This increase was primarily attributable to sales generated by newly opened and acquired restaurants in fiscal 1996. New Company-owned restaurants open at the conclusion of fiscal 1996 that were not open during the full fiscal year 1995 include: 97 Bruegger's Bagel Bakeries, 68 of which were acquired on June 7, 1996 in the acquisition of Bruegger's Corporation; 42 Grady's American Grill restaurants, which were purchased on December 21, 1995; 17 Burger King restaurants; 14 Chili's Grill & Bar restaurants; four Spageddies Italian Kitchen restaurants; and one Papa Vino's Italian Kitchen restaurant. (See Note 14 to the consolidated financial statements for additional information regarding acquisitions.)

     Total restaurant operating expenses were $202,464,000 in fiscal 1996, compared to $87,533,000 in fiscal 1995. As a percentage of restaurant sales, total restaurant operating expenses increased from 83.1% in fiscal 1995 to 87.1% in fiscal 1996 for the following reasons:

     Food and beverage costs amounted to $72,201,000, or 31.1% of total restaurant sales in fiscal 1996, compared to $31,176,000 or 29.6% of total restaurant sales in fiscal 1995. This increase was primarily attributable to higher food costs associated with the Grady's American Grill restaurants, which were acquired in the first quarter of fiscal 1996, compared to the food costs of the Company's other concepts.

     Payroll and benefits were $66,176,000 in fiscal 1996, compared to prior-year levels of $27,191,000. As a percentage of total restaurant sales, payroll and benefits increased from 25.8% in fiscal 1995 to 28.5% in fiscal 1996, primarily as a result of the Company operating an increased number of full service and new Bruegger's restaurants. These units typically operate at higher labor costs than the Company's more mature Bruegger's and Burger King restaurants.

     Depreciation and amortization increased $6,526,000 to $11,635,000 in fiscal 1996. As a percentage of total restaurant sales, depreciation and amortization increased to 5.0% in fiscal 1996 from 4.8% in fiscal 1995. These increases were primarily attributable to higher costs of newly opened units and a substantial number of acquired restaurants.

     Other restaurant operating expenses include rent and utilities, royalties, promotional expense, repairs and maintenance, property taxes and insurance. Other restaurant operating expenses were $52,452,000 in fiscal 1996 compared to $24,057,000 in 1995. Other restaurant operating expenses as a percentage of total restaurant sales, however, declined in fiscal 1996 to 22.5% from 22.9% in fiscal 1995. This decrease was primarily due to effective cost control at the restaurant level and an increase in the mix of owned restaurants versus leased properties resulting in lower rent expense as a percentage of total restaurant sales.

     General and administrative expenses, which include corporate and district management costs, were $12,047,000 in fiscal 1996, compared to $5,706,000 in fiscal 1995. As a percentage of total revenues, general and administrative expenses decreased to 5.1% in fiscal 1996 from 5.4% in fiscal 1995. This decrease was primarily due to the beneficial leverage derived from increased sales at the Company's new and acquired restaurants.

     Amortization of intangibles was $2,537,000 in fiscal 1996, compared to $682,000 in fiscal 1995. The increase was due to the amortization of intangible assets related to the acquisitions of Bruegger's Corporation and Grady's American Grill.

     During fiscal 1996, the Company recorded special pre-tax charges for restructuring and integration costs related to the acquisitions of Bruegger's Corporation ($8,000,000), and the Grady's American Grill concept and restaurants and the Spageddies Italian Kitchen concept ($1,9000,000). In connection with the Bruegger's acquisition, the charge represents costs associated with combining and integrating administrative functions and recruiting and relocating new employees, franchise related costs, and legal and professional fees. The Company also accrued an additional $6,000,000 as part of the cost of the acquisition for facility closures, restaurant remodeling and relocation and severance packages for personnel. At October 27, 1996, substantially all costs related to the Grady's American Grill and Spageddies charge had been incurred.

     Operating income was $10,644,000 in fiscal 1996 compared to $11,370,000 in fiscal 1995. The special charges noted above were the primary reason for the decline in operating income.

     Total other expenses, as a percentage of total revenues, increased to 2.5% in fiscal 1996 compared to 2.1% in fiscal 1995. This increase was primarily attributable to higher interest costs arising from increased borrowings under the Company's revolving credit facility to fund acquisitions and new restaurant openings.

     Income taxes in fiscal 1996 decreased to $1,998,000 from $3,240,000 in fiscal 1995 due to lower pre-tax income in fiscal 1996, resulting primarily from the special charges noted above. The Company's effective income tax rate in fiscal 1996 increased to 42.8% from 35.5% in fiscal 1995, primarily due to the nondeductible goodwill amortization resulting from the Bruegger's acquisition.

     Net income in fiscal 1996 was $2,670,000 or $0.23 per share compared to $5,889,000 or $.85 per share in fiscal 1995. In fiscal 1996, net income as a percentage of total revenues decreased to 1.1%, compared to 5.6% in fiscal 1995. Strong revenue growth in fiscal 1996 was more than offset by the special charges noted above and increased costs associated with a change in restaurant mix to a higher number of full service restaurants.

Liquidity and Capital Resources
-------------------------------


The following table summarizes the Company's principal sources and uses of cash:

(Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Fiscal Year Ended
                                                                                October 26,   October 27,   October 29,
                                                                                       1997          1996          1995
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operations                                                 $     3,700   $    14,464   $    12,908
Nonoperating sources of cash:
  Proceeds from sale of common stock, net                                              -           59,755        31,688
  Borrowings of long-term debt                                                       62,500       218,285        37,721
  Disposition of businesses, net of cash sold                                        15,720
Nonoperating uses of cash:
  Acquisitions of businesses, net of cash acquired                                     -          (77,168)      (23,472)
  Purchase of property and equipment                                                (32,080)      (41,135)      (25,357)
  Repayment of long-term debt                                                       (14,004)     (163,223)      (30,308)
  Advances to affiliates                                                            (26,515)      (10,025)            -

     In fiscal 1997 cash provided by operations decreased to $3,700,000 from $14,464,000 in fiscal 1996 due to poor operational performance at the Company's bagel-related restaurants, the significant increase in costs associated with the development of corporate infrastructure designed to support the anticipated aggressive development of the Bruegger's brand and increased interest expense due to borrowings under the Company's credit facility. On October 20, 1997 the Company sold the bagel-related businesses and implemented a staff reduction plan which has eliminated a significant number of corporate positions.

     The Company's primary cash requirements in fiscal 1998 will be to finance capital expenditures in connection with the opening of new restaurants, remodeling of existing restaurants, maintenance expenditures and the reduction of debt under the Company's revolving credit agreement. The Company's capital expenditures budget is expected to range from $5,000,000 to $6,000,000 for fiscal 1998. During fiscal 1998, the Company anticipates opening three Burger King restaurants. The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new restaurants opened and the actual expense related to remodeling and maintenance of existing units.

     On October 9, 1997, the Company amended its revolving credit agreement with Texas Commerce Bank, as agent for a group of seven banks, providing for borrowings of up to $145,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread (8.72% at October 26, 1997). The revolving credit agreement expires on April 26, 1999 and is supported by the pledge of the stock of certain subsidiaries of the Company. As of October 26, 1997, there was $127,106,000 outstanding under this revolving credit agreement. The revolving credit agreement contains, among other provisions, certain restrictive covenants including maintenance of certain prescribed debt and fixed charge coverage ratios, minimum levels of tangible net worth, limitations on the incurrence of additional indebtedness, limitations on consolidated capital expenditures and restrictions on the payment of dividends (other than stock dividends) on, or the purchase or redemption of, any shares of the Company's capital stock. In addition, the revolving credit agreement contains a mandatory reduction in borrowing availability to $140,000,000 by December 31, 1998. The Company has a significant amount of debt subject to floating interest rates. Therefore, any increase in interest rates would have an adverse effect on the Company.

     The Company anticipates that its cash flow from operations, together with amounts available under its revolving credit agreement, will be sufficient to fund its planned internal expansion and other internal operating cash requirements through the end of fiscal 1998.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This new standard requires dual presentation of basic and diluted earnings per share (EPS) on the statement of earnings for all entities with complex capital structures. Adoption of SFAS No. 128 is required for fiscal 1998. Early adoption is not permitted. There will be no impact on the Company's financial condition or results of operations due to the adoption of SFAS No. 128 and diluted EPS (including the effects of common stock equivalents) is not anticipated to be materially different than basic EPS.

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

     Many of the Company's employees are paid hourly rates related to federal and state minimum wage laws and various laws that allow for credits to that wage. Although the Company has been able to and will continue to attempt to pass along increases in costs through food and beverage price increases, there can be no assurance that all such increases can be reflected in its prices or that increased prices will be absorbed by customers without diminishing, to some degree, customer spending at the Company's restaurants.

IMPACT OF YEAR 2000

     The Company relies to a large extent on computer technology to carry out its day-to-day operations. Many software products in the marketplace are only able to recognize a two digit year date and therefore will recognize a date using "00" as the year 1900 instead of the year 2000. This problem could result in significant transactional inaccuracies and could even cause the system to stop operating. As the year 2000 approaches, the Company has begun to evaluate its current computer systems in order to determine what modifications, if any, are necessary to make its information systems and software capable of recognizing and processing the year 2000. The Company anticipates that it will substantially complete its evaluation during fiscal 1998 and then begin to make the necessary upgrades or replacements to its computer systems. Until its assessment is complete, the Company is unable to estimate whether the costs associated with year 2000 issue will have a material effect on the Company's business, financial position or results of operations.

     This report contains certain forward-looking statements, including statements about the Company's development plans, that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the availability and cost of suitable locations for new restaurants; the availability of capital to the Company; the ability of the Company to develop and operate its restaurants; the hiring, training and retention of skilled corporate and restaurant management and other restaurant personnel; the integration and assimilation of acquired concepts; the overall success of the Company's franchisors; the ability to obtain the necessary government approvals and third-party consents; the ability of the Company to modify or redesign its computer systems to work properly in the year 2000; and changes in governmental regulations, including increases in the minimum wage.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Quality Dining, Inc.
Consolidated Balance Sheets

(Dollars in thousands)
-------------------------------------------------------------------------------------------------------------
                                                                                  October 26,     October 27,
                                                                                         1997            1996
-------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                       $     7,500     $       444
  Accounts receivable                                                                   3,265           4,518
  Accounts and note receivable, related  parties                                            -          11,651
  Notes receivable                                                                          -           3,585
  Inventories                                                                           1,912           3,082
  Deferred income taxes                                                                 5,191               -
  Other current assets                                                                  5,942           3,438
-------------------------------------------------------------------------------------------------------------
Total current assets                                                                   23,810          26,718
-------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                           144,363         177,044
-------------------------------------------------------------------------------------------------------------
Other assets:
  Deferred income taxes                                                                 4,809           1,996
  Trademarks, net                                                                      12,651          13,082
  Franchise fees and development fees, net                                              9,732          10,406
  Goodwill, net                                                                         9,135         152,195
  Notes receivable, less allowance                                                      6,000               -
  Pre-opening costs and non-competition agreements, net                                   888           2,463
  Liquor licenses, net                                                                  3,217           2,876
  Other                                                                                 1,368           1,234
-------------------------------------------------------------------------------------------------------------
Total other assets                                                                     47,800         184,252
-------------------------------------------------------------------------------------------------------------
Total assets                                                                      $   215,973     $   388,014
-------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of capitalized lease and non-competition obligations,
    principally to related parties                                                $       464     $       451
  Accounts payable                                                                      8,648           8,231
  Accounts payable, related parties                                                         -             300
  Accrued liabilities                                                                  22,937          21,119
-------------------------------------------------------------------------------------------------------------
Total current liabilities                                                              32,049          30,101
Long-term debt                                                                        127,106          78,610
Capitalized lease principally to related  parties, less current portion                 6,005           6,436
Deferred income taxes                                                                       -           3,744
-------------------------------------------------------------------------------------------------------------
Total liabilities                                                                     165,160         118,891
-------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 10, 11 and 13)
Stockholders' equity:
  Preferred stock, without par value: 5,000,000 shares authorized; none issued
  Common stock, without par value: 50,000,000 shares authorized;
    12,619,059 and 16,929,035 shares issued, respectively                                  28              28
  Additional paid-in capital                                                          236,420         258,242
  Retained earnings (deficit)                                                        (185,385)         11,103
-------------------------------------------------------------------------------------------------------------
                                                                                       51,063         269,373
  Less treasury stock, at cost, 20,000 shares                                             250             250
-------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                             50,813         269,123
-------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                        $   215,973     $   388,014
-------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

Quality Dining, Inc.
Consolidated Statements of  Operations

(In thousands, except per share data)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Fiscal Year Ended
                                                                                      October 26,      October 27,   October 29,
                                                                                             1997             1996          1995
--------------------------------------------------------------------------------------------------------------------------------
Revenues:
Restaurant sales:
  Grady's American Grill                                                              $    85,403      $    85,101    $        -
  Burger King                                                                              74,616           70,987        57,013
  Bruegger's Bagel Bakery                                                                  64,928           25,967         5,270
  Chili's Grill & Bar                                                                      54,277           41,913        38,267
  Italian Dining Division                                                                  12,973            8,388         4,741
--------------------------------------------------------------------------------------------------------------------------------
Total restaurant sales                                                                    292,197          232,356       105,291
  Franchise related revenue                                                                10,055            5,274             -
--------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                                            302,252          237,630       105,291
--------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Restaurant operating expenses:
     Food and beverage                                                                     88,629           72,201        31,176
     Payroll and benefits                                                                  87,905           66,176        27,191
     Depreciation and amortization                                                         17,691           11,635         5,109
     Other operating expenses                                                              74,691           52,452        24,057
--------------------------------------------------------------------------------------------------------------------------------
Total restaurant operating expenses:                                                      268,916          202,464        87,533
  General and administrative                                                               29,510           12,047         5,706
  Amortization of intangibles                                                               3,112            2,537           682
  Impairment of assets                                                                    185,300                -             -
  Store closing costs                                                                      15,513                -             -
  Franchise operating partner expense                                                       2,066                -             -
  Restructuring and integration costs                                                           -            9,938             -
--------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                  504,417          226,986        93,921
--------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                                  (202,165)          10,644        11,370
--------------------------------------------------------------------------------------------------------------------------------
Other income (expense):
     Interest expense                                                                     (10,599)          (6,340)       (2,699)
     Gain on sale of property and equipment                                                   362                4           343
     Interest income                                                                          221              206           127
     Other income (expense), net                                                               32              154           (12)
--------------------------------------------------------------------------------------------------------------------------------
Total other expense                                                                        (9,984)          (5,976)       (2,241)
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                                        (212,149)           4,668         9,129
Income tax provision/ (benefit)                                                           (15,661)           1,998         3,240
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                     $  (196,488)     $     2,670    $    5,889
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share                                                           $    (11.68)     $      0.23    $     0.85
--------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                                                        16,820           11,855         6,925
--------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

Quality Dining, Inc.
Consolidated Statements of Stockholders' Equity

(Dollars and shares in thousands)
------------------------------------------------------------------------------------------------------------------------------
                                        Shares                              Additional      Retained                    Stock-
                                        Common     Preferred     Common        Paid-in      Earnings     Treasury     holders'
                                         Stock         Stock      Stock        Capital     (Deficit)        Stock       Equity
------------------------------------------------------------------------------------------------------------------------------
Balance, October 30, 1994                6,471     $       -     $   28     $   24,010     $   2,544     $      -     $ 26,582
  Net income, fiscal 1995                                  -          -              -         5,889            -        5,889
  Issuance of common stock in
   acquisitions:
    Grayling                               286             -          -          3,350             -            -        3,350
    SHONCO                                 317             -          -          4,000             -            -        4,000
  Proceeds from sale of common
   stock, net of offering expenses       1,771             -          -         31,688             -            -       31,688
  Exercise of stock options                 12             -          -            129             -            -          129
  Tax benefit arising from the
   exercise of stock options                               -          -             13             -            -           13
  Treasury stock acquired                                  -          -              -             -         (250)        (250)
------------------------------------------------------------------------------------------------------------------------------
Balance, October 29, 1995                8,857             -         28         63,190         8,433         (250)      71,401
  Net income, fiscal 1996                                  -          -              -         2,670            -        2,670
  Bruegger's acquisition:
    Issuance of common stock             5,127             -          -        123,051             -            -      123,051
    Issuance of preferred stock                       11,780          -              -             -            -       11,780
    Exchange of preferred stock
     for common stock                      286       (10,115)         -         10,115             -            -            -
  Redemption of preferred stock                       (1,665)         -              -             -            -       (1,665)
  Proceeds from sale of common
   stock, net of offering expenses       2,542             -          -         59,755             -            -       59,755
  Exercise of stock options                117             -          -          1,228             -            -        1,228
  Tax benefit arising from the
   exercise of stock options                               -          -            903             -            -          903
------------------------------------------------------------------------------------------------------------------------------
Balance, October 27, 1996               16,929             -         28        258,242        11,103         (250)     269,123
  Net loss, fiscal 1997                                    -          -              -      (196,488)           -     (196,488)
  Exercise of stock options                  1             -          -              1             -            -            1
Bruegger's Disposition:
  Redemption of shares                  (4,311)                                                           (21,823)     (21,823)
  Retirement of common stock                                                   (21,823)                    21,823            -
------------------------------------------------------------------------------------------------------------------------------
Balance, October 26, 1997               12,619     $       -     $   28     $  236,420     $(185,385)    $   (250)    $ 50,813
------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

Quality Dining, Inc.
Consolidated Statements of Cash Flows

(Dollars in thousands)
-----------------------------------------------------------------------------------------------------
                                                                        Fiscal Year Ended
                                                             October 26,   October 27,   October 29,
                                                                1997           1996          1995
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income (loss)                                         $(196,488)    $   2,670     $   5,889
     Adjustments to reconcile net income (loss)
     to net cash provided by
       operating activities:
         Depreciation and amortization of
         property and equipment                                   16,094         9,836         4,008
         Amortization of other assets                              7,187         5,192         1,991
         Asset impairment charge                                 185,300             -             -
         Store closing reserve                                    15,513             -             -
         Gain on sale of property and equipment                     (362)           (4)         (343)
         Deferred income taxes                                   (11,748)           42           413
         Changes in operating  assets and
          liabilities, excluding effects of
          acquisitions and dispositions:
            Accounts receivable                                       65        (4,609)         (243)
            Inventories                                               16          (796)         (182)
            Other current assets                                  (4,024)       (1,319)         (707)
            Accounts payable                                        (432)          603         1,012
            Accrued liabilities                                   (7,421)        2,849         1,070
----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                          3,700        14,464        12,908
----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Acquisitions of businesses, net of cash acquired                  -       (77,168)      (23,472)
     Disposition of businesses, net of cash sold                  15,720             -             -
     Proceeds from sales of property and equipment                 2,073             4           598
     Purchase of property and equipment                          (32,080)      (41,135)      (25,357)
     Purchase of redeemable preferred stock                            -             -          (375)
     Advances to affiliates                                      (26,515)      (10,025)            -
     Payment of other assets                                      (3,319)       (3,960)       (1,799)
     Other, net                                                     (198)       (1,147)         (101)
----------------------------------------------------------------------------------------------------
Net cash used for investing activities                           (44,319)     (133,431)      (50,506)
----------------------------------------------------------------------------------------------------
Cash flow from financing activities:
     Proceeds from sale of common stock, net                           -        59,755        31,688
     Proceeds from exercise of stock options                           1         1,228           129
     Borrowings of long-term debt                                 62,500       218,285        37,721
     Repayment of long-term debt                                 (14,004)     (163,223)      (30,308)
     Repayment of capitalized lease and
       non-competition obligations                                  (435)         (358)         (196)
     Payment of redeemable preferred stock
       subscription payable                                            -          (250)         (250)
     Loan financing fees                                            (387)            -             -
     Redemption of preferred stock                                     -        (1,665)            -
----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                         47,675       113,772        38,784
----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents               7,056        (5,195)        1,186
Cash and cash equivalents, beginning of year                         444         5,639         4,453
----------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                         $   7,500     $     444     $  $5,639
----------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
  Cash paid for interest, net of amounts capitalized                     $ 8,367       $ 6,131       $ 2,687
  Cash paid for income taxes                                                 757         2,850         2,665
Noncash investing and financing activities:
  Common stock received in disposition                                    21,823             -             -
  Acquisition of redeemable preferred stock                                    -             -           500
  Property and equipment purchased and related liability
    included in accounts payable                                             136         2,075         1,288
  Common stock issued in acquisitions                                          -       123,051         7,350
  Preferred stock issued in acquisitions                                       -        11,780             -
  Long-term debt assumed in acquisitions                                       -        16,135             -
  Treasury stock acquired in disposition of restaurants                        -             -           250
  Non-competition agreement                                                    -             -           510
  Note receivable acquired in disposition of restaurants, net              6,000         3,500             -

The accompanying notes are an integral part of the consolidated financial statements.

Quality Dining, Inc.
Notes to Consolidated Financial Statements

{1} NATURE OF BUSINESS, DISPOSITION OF BUSINESS AND PUBLIC OFFERINGS

Nature of Business - Quality Dining, Inc. and its subsidiaries (the "Company") develop and operate both quick service and full service restaurants in 20 states. The Company owns and operates 40 Grady's American Grill restaurants, five restaurants under the tradename of Spageddies Italian Kitchen and three restaurants under the tradename Papa Vino's Italian Kitchen. The Company also operates, as a franchisee, 66 Burger King restaurants and 28 Chili's Grill & Bar restaurants.

Disposition of Bagel-Related Businesses - On October 20, 1997, the Company sold its bagel-related businesses to Mr. Nordahl L. Brue, Mr. Michael J. Dressell and an entity controlled by them and their affiliates. The sale included the stock of Bruegger's Corporation and the stock of all of the other bagel-related businesses. The total proceeds from the sale were $45,164,000. The consideration included the issuance by Bruegger's Corporation of a junior subordinated note in the amount of $10,000,000, which was recorded as $6,000,000 due to a $4,000,000 reserve for legal indemnification, the transfer of 4,310,740 shares of the Company's common stock valued at $21,823,000, owned by Messrs. Brue and Dressell, which were retired, a receivable for purchase price adjustment of $500,000, and $16,841,000 in cash. The subordinated note has an annual interest rate of 12% and will mature in seven years. Interest will be accrued and added to the principal amount of the note for the first three years and is required to be paid in cash for the remaining life of the note. The cash component of the proceeds included an adjustment for the calculation of the net working capital deficit. The calculation used was subject to final adjustment and is being disputed by Mssrs. Brue and Dressell. The Company does not expect the ultimate resolution of this dispute to have a material adverse effect on the Company's financial position or results of operations.

During the second quarter of fiscal 1997, the Company recorded a non-cash impairment charge of $185,000,000 and a store closing charge of $15,513,000 as a result of its decision to divest the bagel related businesses (see Note 12). The consummation of the sale of the bagel-related businesses did not result in any additional gain or loss.

Public Offerings - On October 16, 1995, the Company completed a public offering consisting of 1,771,288 shares of its common stock at $19.25 per share. Net of underwriting fees and offering expenses, proceeds to the Company aggregated $31,688,000. On July 31, 1996, the Company completed a public offering consisting of 2,541,595 shares of its common stock at $25.00 per share. Net of underwriting fees and offering expenses, proceeds to the Company aggregated $59,775,000.

{2} SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year - The Company maintains its accounts on a 52/53 week fiscal year ending the last Sunday in October. The fiscal years ended October 26, 1997 (fiscal 1997), October 27, 1996 (fiscal 1996) and October 29, 1995 (fiscal 1995) each contained 52 weeks.

Basis of Presentation - The accompanying consolidated financial statements include the accounts of Quality Dining, Inc. and its wholly-owned subsidiaries. As of May 11, 1997, the Company also consolidated its controlled affiliate, Bagel Acquisition Corporation, into its consolidated financial statements and recorded Bagel Acquisition Corporation's revenues and expenses from May 11, 1997 to October 19, 1997. All significant intercompany balances and transactions have been eliminated. Investments in unconsolidated affiliates are accounted for using the equity method.

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

Property and Equipment - Property and equipment, including capitalized leased properties, are stated at cost. Depreciation and amortization are being recorded on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term of the related asset. The general ranges of original depreciable lives are as follows:

                                                    Years
                                                    -----
          Capitalized Lease Property                17-20
          Buildings and Leasehold Improvements      15-31 1/2
          Furniture and Equipment                   3-7

Upon the sale or disposition of property and equipment, the asset cost and related accumulated depreciation is removed from the accounts and any resulting gain or loss is included in income. Normal repairs and maintenance costs are expensed as incurred.

Impairment of Long-Lived Assets - The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets," as of the beginning of its 1997 fiscal year. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain intangibles and goodwill related to those assets. The Company recorded a $185,000,000 non-cash impairment charge in fiscal 1997 in connection with its decision to sell its bagel-related businesses (see Note 12). The Company has decided not to build two Burger King restaurants which it had acquired the development rights to as part of the SHONCO acquisition (see Note 14). In conjunction with this decision the Company recorded a non-cash impairment charge of $300,000 to write-off the capitalized development rights associated with these two locations.

Goodwill and Trademarks - Goodwill arising from the excess of the purchase price over the acquired tangible and intangible net assets acquired in acquisitions and trademarks are being amortized on a straight-line basis, principally over 40 years. Accumulated amortization of goodwill as of October 26, 1997 and October 27, 1996 was $1,628,000 and $2,456,000, respectively. Accumulated amortization of trademarks as of October 26, 1997 and October 27, 1996 was $612,000 and $281,000, respectively. The Company wrote-off all of the goodwill related to its bagel businesses as part of the $185,000,000 non-cash impairment charge recorded during fiscal 1997 (See Note 12).

Franchise Fees and Development Fees - The Company's Burger King and Chili's franchise agreements require the payment of a franchise fee for each restaurant opened. Franchise fees are deferred and amortized on the straight-line method over the lives of the respective franchise agreements. Development fees paid to the respective franchisors are deferred and expensed in the period the related restaurants are opened. The excess of the purchase price over the acquired tangible and intangible assets acquired in the SHONCO acquisition has been allocated to franchise rights (see Note 14). The franchise agreements generally provide for a term of 20 years with renewal options upon expiration. Franchise fees are being amortized on a straight-line basis, principally over 20 years. Accumulated amortization of franchise fees and development costs as of October 26, 1997 and October 27, 1996 was $2,230,000 and $1,703,000, respectively.

Franchise Related Revenue Recognition - Franchise related revenue includes royalties, franchise fees, development fees, net commissary revenue, interest income and other miscellaneous fees related to the Company's bagel business which was divested on October 20, 1997. Franchisees were required to pay monthly royalties, generally 4% to 5% of restaurant sales, which the Company recognized as earned. Each franchisee also paid an initial franchise fee for each bakery opened. Development fees, which resulted from area development agreements with franchisees, were deferred and recognized as revenue when all material conditions had been substantially completed by the Company, which generally occurred when the bakeries under the related area development agreements were opened. There were no deferred development fees at October 26, 1997. At October 27, 1996 there were $770,000 in deferred development fees. Net commissary revenue resulted from products sold to franchisees from Company-owned commissaries. Interest income resulted from the Company's notes receivable from franchisees.

Advertising - The Company had maintained an advertising fund for national and regional advertising for the Bruegger's Bagel Bakery ("Bruegger's") concept. The advertising fund collected fees paid by Company-owned and franchised bakeries, and disbursed funds relating to costs associated with maintaining, administering and preparing advertising, marketing, public relations and promotional programs for the Bruegger's concept. Contributions to the fund were based on a specified percentage of sales, generally 2%. Such contributions were recorded as earned and were reflected as a reduction of advertising expenses. The Company incurs advertising expense related to its concepts under franchise agreements (see Note 5) or through local advertising. Advertising costs are expensed at the time the related advertising first takes place. Advertising costs were $7,381,000, $4,620,000 and $2,911,000 for fiscal years 1997, 1996 and
1995, respectively.

Pre-Opening Costs - Direct costs incurred in connection with opening new restaurants are deferred and amortized on a straight-line basis over a 12-month period following the opening of a restaurant. Amortization of pre-opening costs aggregated $2,953,000, $1,848,000 and $1,007,000 for fiscal years 1997, 1996 and
1995, respectively.

Liquor Licenses - Costs incurred in securing liquor licenses for the Company's restaurants and the fair value of liquor licenses acquired in acquisitions are capitalized and amortized on a straight-line basis, principally over 20 years. Accumulated amortization of liquor licenses as of October 26, 1997 and October 27, 1996 was $431,000 and $270,000, respectively.

Computer Software Costs - Costs of purchased and internally developed computer software are capitalized and amortized over a five-year period using the straight-line method. As of October 26, 1997 and October 27, 1996, capitalized computer software costs, net of related accumulated amortization, aggregated $1,323,000 and $1,708,000, respectively. Amortization of computer software costs was $411,000 and $197,000 for fiscal years 1997 and 1996, respectively. Amortization of computer software costs in fiscal 1995 was not significant.

Capitalized Interest - Interest costs capitalized during the construction period of new restaurants were $125,000 and $234,000 for fiscal years 1997 and 1996, respectively.

Stock-Based Compensation - The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Statement encourages rather than requires companies to adopt a new method that accounts for stock based compensation awards based on their estimated fair value at the date they are granted. Companies are permitted, however, to continue accounting for stock compensation awards under APB Opinion No. 25 which requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of the grant and the amount an employee must pay to acquire the stock. The Company has elected to continue to apply APB Opinion No. 25 and has disclosed the pro forma net income (loss) and earnings (loss) per share, determined as if the new method had been applied, in
Note 9.

Concentrations of Credit Risk - Financial instruments, which potentially subject the Company to credit risk, consist primarily of cash and cash equivalents and a note receivable (see Note 14). Substantially all of the Company's cash and cash equivalents at October 26, 1997 were concentrated with a bank located in Michigan City, Indiana.

Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Income Taxes - The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. SFAS 109 requires the establishment of a valuation reserve against any deferred tax assets if the realization of such assets is not deemed likely.

Recently Issued Accounting Standards - In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This new standard requires dual presentation of basic and diluted earnings per share (EPS) on the statement of earnings for all entities with complex capital structures. Adoption of SFAS No. 128 is required for fiscal 1998. Early adoption is not permitted. There will be no impact on the Company's financial condition or results of operations due to the adoption of SFAS No. 128 and diluted EPS (including the effects of common stock equivalents) is not anticipated to be materially different from basic EPS.

Reclassifications - Certain information in the consolidated financial statements for fiscal 1996 has been reclassified to conform with the current reporting format. The reclassifications had no effect on total assets, liabilities and stockholders' equity or net income as previously reported.

{3}  OTHER CURRENT ASSETS AND ACCRUED LIABILITIES

Other current assets and accrued liabilities consist of the following:

--------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                  October 26,   October 27,
                                                                               1997          1996
--------------------------------------------------------------------------------------------------
Other current assets:
     Deposits                                                               $ 1,270       $ 1,499
     Refundable income taxes                                                  4,495         1,300
     Prepaid expenses and other                                                 177           639
--------------------------------------------------------------------------------------------------
                                                                            $ 5,942       $ 3,438
--------------------------------------------------------------------------------------------------
Accrued liabilities:
     Accrued salaries, wages and severance                                  $ 3,944       $ 3,489
     Accrued advertising and royalties                                        1,376           756
     Accrued property taxes                                                     759         1,505
     Accrued sales taxes                                                        752         1,225
     Accrued disposition costs                                                4,378             -
     Accrued store closing costs                                              4,079             -
     Accrued insurance costs                                                  2,236           208
     Accrued restructuring and integration costs                                  -         8,984
     Deferred development fees                                                    -           770
     Other accrued liabilities                                                5,413         4,182
--------------------------------------------------------------------------------------------------
                                                                            $22,937       $21,119
--------------------------------------------------------------------------------------------------


{4}  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

--------------------------------------------------------------------------------------------------
                                                                        October 26,   October 27,
(Dollars in thousands)                                                         1997          1996
--------------------------------------------------------------------------------------------------
Land                                                                       $ 38,071      $ 36,979
Capitalized lease property                                                    7,644         7,644
Buildings and leasehold improvements                                         75,040        86,604
Furniture and equipment                                                      58,304        66,152
Construction in progress                                                        379         6,019
--------------------------------------------------------------------------------------------------
                                                                            179,438       203,398
--------------------------------------------------------------------------------------------------
Less, accumulated depreciation and capitalized lease amortization            35,075        26,354
--------------------------------------------------------------------------------------------------
Property and equipment, net                                                $144,363      $177,044
--------------------------------------------------------------------------------------------------

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

(6)  RETIREMENT PLANS

     The Company maintains a discretionary, noncontributory profit sharing plan for its eligible employees. Plan contributions are determined by the Company's Board of Directors.

     All employees are also eligible to participate in a 401(k) plan after one year of service in which the employee has worked a minimum of 1,000 hours. The Company matches a portion of the employee's contribution to the plan and provides investment choices for the employee.

     The Company's contributions under both plans aggregated $99,000, $100,000 and $70,000 for fiscal years 1997, 1996 and 1995, respectively.

(7)  INCOME TAXES

The provision (benefit) for income taxes for the fiscal years ended October 26, 1997, October 27, 1996 and October 29, 1995 is summarized as follows:

-------------------------------------------------------------------------------
                                                  Fiscal Year Ended
                                      October 26,    October 27,    October 29,
(Dollars in thousands)                       1997           1996           1995
-------------------------------------------------------------------------------
Current:
     Federal                              $(4,243)        $1,736         $2,320
     State                                    330            220            507
-------------------------------------------------------------------------------
                                           (3,913)         1,956          2,827
-------------------------------------------------------------------------------
Deferred:
     Provision for the period             (11,748)            42            413
-------------------------------------------------------------------------------
     Total                               $(15,661)        $1,998         $3,240
-------------------------------------------------------------------------------

The components of the deferred tax asset and liability are as follows:

--------------------------------------------------------------------------------
                                                     October 26,    October 27,
(Dollars in thousands)                                      1997           1996
--------------------------------------------------------------------------------
Deferred tax asset:
     Bruegger's net operating loss carryforwards               -         $3,553
     Net operating loss carryforwards                   $ 17,741              -
     Restructuring and integration costs                   4,601          1,584
     FICA tip credit minimum tax credit                    1,720            215
     Stock appreciation rights                                 -            549
     Accrued liabilities                                     778            700
     Capitalized lease obligations                           712            679
     Other                                                    26             55
--------------------------------------------------------------------------------
     Deferred tax asset                                   25,578          7,335
     Less: Valuation allowance                           (10,239)        (4,077)
--------------------------------------------------------------------------------
                                                          15,339         $3,258
--------------------------------------------------------------------------------
Deferred tax liability
     Property and equipment                               (2,967)        (2,617)
     Franchise fees                                       (1,630)        (1,463)
     Pre-opening expense                                    (188)          (698)
     Other                                                  (554)          (228)
--------------------------------------------------------------------------------
     Deferred tax liability                               (5,339)        (5,006)
--------------------------------------------------------------------------------
     Net Deferred tax asset (liability)                 $ 10,000        $(1,748)
--------------------------------------------------------------------------------

The Company has net operating loss carryforwards of approximately $43 million as well as FICA tip credits and alternative minimum tax credits of $1.7 million. The net operating loss and tip credits expire in 2012 while the alternative minimum tax credits carryforward indefinitely.

     During the year, the Company established a valuation reserve against its net operating loss carryforwards of $10.2 million leaving a net deferred tax asset of $10.0 million. The Company's assessment of its ability to realize the net deferred tax asset was based on the weight of both positive and negative evidence, including the taxable income of the non-bagel related concepts. Based on this assessment, the Company's management believes it is more likely than not that the net deferred tax benefit recorded will be realized. Such evidence will be reviewed prospectively and should the Company's operating performance continue to improve, the Company may recognize additional tax benefits related to its net deferred tax asset position in the future. Effective with the acquisition of Bruegger's Corporation on June 7, 1996, the Company established a valuation allowance against Bruegger's Corporation's deferred tax assets in the amount of $4.8 million. Subsequent to the acquisition date, the Company reduced the valuation allowance by $680,000 with a corresponding reduction in goodwill. With the sale of Bruegger's Corporation this allowance has been eliminated.


Differences between the effective income tax rate and the U.S. statutory tax rate were as follows:
---------------------------------------------------------------------------------------------------------------------
                                                                                     Fiscal Year Ended
                                                                         October 26,      October 27,      October 29,
(Percent of pretax income)                                                      1997             1996             1995
----------------------------------------------------------------------------------------------------------------------
Statutory tax rate                                                            (34.0)%           34.0%            34.0%
State income taxes, net of federal income tax benefit                           0.1              3.1              3.6
FICA tax credit                                                                (0.2)            (5.9)            (1.6)
Write off and amortization of goodwill                                         22.3             10.5                -
Change in valuation allowance                                                   4.8                -                -
Other, net                                                                     (0.4)             1.1              (.5)
---------------------------------------------------------------------------------------------------------------------
Effective tax rate                                                             (7.4)%           42.8%            35.5%
---------------------------------------------------------------------------------------------------------------------


{8} LONG-TERM DEBT AND CREDIT AGREEMENTS

     On October 9, 1997, the Company amended its revolving credit agreement with Texas Commerce Bank, as agent for a group of seven banks, providing for borrowings of up to $145,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread (8.72% on October 26, 1997 and 6.9375% at October 27, 1996). The revolving credit agreement is supported by the pledge of the stock of certain subsidiaries of the Company and expires on April 26, 1999, at which time all amounts are due. As of October 26, 1997 and October 27, 1996, there was $127,106,000 and $78,610,000 respectively outstanding under this revolving credit agreement.

     The revolving credit agreement contains, among other provisions, certain restrictive covenants including maintenance of certain prescribed debt and fixed charge coverage ratios, minimum levels of tangible net worth, limitations on the incurrence of additional indebtedness, limitations on consolidated capital expenditures and restrictions on the payment of dividends (other than stock dividends) on, or the purchase or redemption of, any shares of the Company's capital stock. In addition, the revolving credit agreement contains a mandatory reduction in borrowing availability to $140,000,000 by December 31, 1998. At October 26, 1997, the fair value of the amount outstanding under the Revolving Credit Agreement approximated the carrying amount.


{9}  STOCK OPTION PLANS

     The Company has three stock option plans: the 1993 Stock Option and Incentive Plan, the 1997 Stock Option and Incentive Plan and the Outside Directors Stock Option Plan.

     On March 26, 1997 the Company's shareholders approved the 1997 Stock Option and Incentive Plan and therefore no awards for additional shares of the Company's common stock will be made under the 1993 Stock Option and Incentive Plan (although the terms of options previously granted pursuant to the 1993 Stock Option and Incentive Plan may still be modified). Under the 1997 Stock Option and Incentive Plan, shares of restricted stock and options to purchase shares of the Company's common stock may be granted to officers and other employees. An aggregate of 1,100,000 shares of common stock has been reserved for issuance under the 1997 Stock Option and Incentive Plan.

     Under the Outside Directors Stock Option Plan, 40,000 shares of common stock have been reserved for the issuance of nonqualified stock options to be granted to non-employee directors of the Company. On May 1, 1994 and on each May 1 thereafter, each then non-employee director of the Company will receive an option to purchase 2,000 shares of common stock at an exercise price equal to the fair market value of the Company's common stock on the date of grant. Each option has a term of 10 years and becomes exercisable six months after the date of grant.

     The Company accounts for all of its plans in accordance with APB Opinion No. 25 which requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. Under this method, no compensation cost has been recognized for stock option awards.

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value method as prescribed by SFAS 123 (see Note
2), the Company's net earnings (loss) and net earnings (loss) per share would have been the pro forma amounts indicated below:

----------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                               October 26,       October 27,
                                                                              1997              1996
----------------------------------------------------------------------------------------------------
Net earnings (loss), as reported                                         $(196,488)           $2,670
Net earnings (loss), pro forma                                           $(197,410)           $2,188
Net earnings (loss) per common share, as reported                        $  (11.68)           $ 0.23
Net earnings (loss) per common share, pro forma                          $  (11.74)           $ 0.18
----------------------------------------------------------------------------------------------------

     The weighted average fair value at the date of grant for options granted during fiscal 1997 and 1996 was $6.80 and $11.38 per share, respectively, which, for the purposes of this disclosure, is assumed to be amortized over the respective vesting period of the grants. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 1997 and 1996: dividend yield of 0% for both years; expected volatility of 40.1% and 34.7%, respectively; risk-free interest rate of 6.5% and 6.3%, respectively; and expected lives of 4.39 and 4.24 years, respectively.

     Activity with respect to the Company's stock option plans for fiscal years 1997, 1996 and 1995 was as follows:

------------------------------------------------------------------------------------------------------------
                                                                      Number of Shares           Price Range
------------------------------------------------------------------------------------------------------------
Outstanding, October 30, 1994                                                  102,670          $ .10-11.50
  Granted                                                                      173,950        12.125 - 21.25
  Canceled                                                                      (6,640)          .10-12.125
  Exercised                                                                    (11,070)          .10-12.125
------------------------------------------------------------------------------------------------------------
Outstanding, October 29, 1995                                                  258,910           .10-21.25
  Granted                                                                      598,184          10.45-32.875
  Canceled                                                                     (35,450)          .10-24.50
  Exercised                                                                   (118,527)          .10-12.125
------------------------------------------------------------------------------------------------------------
Outstanding, October 27, 1996                                                  703,117           .10-3.875
  Granted                                                                      300,795          5.125-22.375
  Canceled                                                                    (237,512)         .10-31.375
  Exercised                                                                       (610)         .10-12.125
------------------------------------------------------------------------------------------------------------
Outstanding, October 26, 1997                                                  765,790         $.10-32.875
------------------------------------------------------------------------------------------------------------
Exercisable, October 26, 1997                                                  274,760
--------------------------------------------------------------------------------------
Available for future grants at October 26, 1997                                965,640
--------------------------------------------------------------------------------------

     The following table summarizes information relating to fixed-priced stock options outstanding for all plans as of October 26, 1997.

                                            Options Outstanding                                   Options Exercisable
                              -------------------------------------------------         -------------------------------------
                                             Weighted
                                             Average             Weighted                                      Weighted
                              Number         Remaining           Average                      Number           Average
Range of Exercise Price       Outstanding    Contractual Life    Exercise Price               Exercisable      Exercise Price
-----------------------------------------------------------------------------------------------------------------------------
     $.10 - $12.00                126,235          7.92 years            $ 9.87                    66,375              $11.10
    $12.01 - $20.00               318,635          8.60 years            $15.47                    83,785              $14.35
    $20.01 - $32.875              320,920          8.57 years            $28.77                   124,600              $27.96

{10} LEASES

     The Company leases its office facilities and a substantial portion of the land and buildings used in the operation of its restaurants. The restaurant leases generally provide for a noncancelable term of five to 20 years and provide for additional renewal terms at the Company's option. Most restaurant leases contain provisions for percentage rentals on sales above specified minimums. Rental expense incurred under these percentage rental provisions aggregated $1,003,000, $1,088,000 and $686,000 for fiscal years 1997, 1996 and
1995, respectively.

As of October 26, 1997, future minimum lease payments related to these leases were as follows:

(Dollars in thousands)
-------------------------------------------------------------------------------------------------------------------
Fiscal Year                                                               Capital        Operating          Total
                                                                           Leases           Leases
-------------------------------------------------------------------------------------------------------------------
1998                                                                      $ 1,081          $ 8,202          $ 9,283
1999                                                                        1,081            8,012            9,093
2000                                                                        1,081            7,601            8,682
2001                                                                        1,081            7,398            8,479
2002                                                                        1,081            7,232            8,313
2003 and thereafter                                                         6,732           37,566           44,298
-------------------------------------------------------------------------------------------------------------------
                                                                           12,137          $76,011          $88,148
                                                                                 ----------------------------------

Less: Amount representing interest                                          5,857
---------------------------------------------------------------------------------
Present value of  future minimum lease payments of which
     $275 is included in current liabilities at October 26, 1997          $ 6,280
---------------------------------------------------------------------------------

     Rent expense, including percentage rentals based on sales, was $14,500,000, $9,900,000 and $5,100,000 for fiscal years 1997, 1996 and 1995, respectively.


{11} COMMITMENTS AND CONTINGENCIES

     The Company is self-insured for the portion of its employee health care costs not covered by insurance. The Company is liable for medical claims up to $100,000 per eligible employee annually, and aggregate annual claims up to approximately $2,500,000. The aggregate annual deductible is determined by the number of eligible covered employees during the year and the coverage they elect.

     The Company is self-insured with respect to any worker's compensation claims not covered by insurance. The Company maintains a $250,000 annual deductible per occurrence and is liable for aggregate annual claims up to $1,000,000.

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

     BruWest, L.L.C., a franchisee of Bruegger's Franchise Corporation (a former indirect subsidiary of the Company), and Timothy Johnson, Gregory LeMond, Michael Snow and Matthew Starr, principals of BruWest (collectively "BruWest") commenced an action on January 30, 1997 filed in the United States District Court, District of Minnesota, against Bruegger's Franchise Corporation, Quality Dining, Inc., Daniel B. Fitzpatrick (the "Bruegger's Defendants") and an investment banking firm retained by BruWest, alleging inter alia that the Bruegger's Defendants breached commitments to provide financing to BruWest, interfered with the plaintiffs' efforts to obtain financing from third parties, violated existing franchise and development agreements between BruWest and Bruegger's Franchise Corporation, violated certain provisions of the Minnesota Franchise Act and breached duties and implied covenants of good faith and fair dealing. The Bruegger's Defendants denied all allegations in the complaint. Without admitting any liability or obligation to do so, on March 11, 1997, Bruegger's Corporation loaned $1.2 million to the plaintiffs. The loan is secured by certain assets of the plaintiffs and personal guarantees of Messrs. LeMond and Snow. The loan provides for monthly interest payments commencing April 11, 1997 at the rate of nine percent (9%) per annum and matured on September 11, 1997. On March 14, 1997, the complaint was dismissed, without prejudice. On May 22, 1997, BruWest refiled the complaint with additional allegations challenging the enforceability of the loan documents and personal guarantees. BruWest has ceased payment of royalties as required under its franchise agreements and did not repay the loan at maturity.

     Quality Baking, LLC, a franchisee of Bruegger's Franchise Corporation, and Mark Ratterman, Chris Galloway and Peter Shipman, principals of Quality Baking, LLC, commenced an action on July 9, 1997 filed in the United States District Court, for the Eastern District of Missouri, Eastern Division, against Bruegger's Corporation, Bruegger's Franchise Corporation, Nordahl Brue, Michael Dressell, Daniel B. Fitzpatrick and John Firth, alleging that the plaintiffs purchased their franchises based upon financial representations that have not materialized, that they purchased preferred stock in Bruegger's Corporation based upon false representations, that the defendants falsely represented their intentions with respect to repurchasing bakeries from the plaintiffs, and that the defendants violated implied covenants of good faith and fair dealing. Quality Baking, LLC has ceased payment of royalties as required under its franchise agreements for its four bakeries.

     D & K Foods, Inc., Pacific Capital Ventures, Inc., and PLB Enterprises, Inc., franchisees of Bruegger's Franchise Corporation, and Ken Wagnon, Dan Carney, Jay Wagnon and Patrick Beatty, principals of the foregoing franchisees, commenced an action on July 16, 1997 filed in the United States District Court, for the District of Maryland, against Bruegger's Corporation, Bruegger's Franchise Corporation, Quality Dining, Inc., Daniel B. Fitzpatrick, Michael J. Dressell and Nordahl L. Brue, alleging that the plaintiffs purchased their franchises based upon financial representations that have not materialized, that they purchased preferred stock in Bruegger's Corporation based upon false representations, that Bruegger's Corporation falsely represented its intentions with respect to purchasing bakeries from the plaintiffs or providing financing to the plaintiffs, and that the defendants violated implied covenants of good faith and fair dealing. PLB Enterprises, Inc. has ceased payment of royalties as required under its franchise agreements for its two bakeries.

     All of the above pending franchise related litigation is in preliminary stages and only limited discovery has occurred. In each of these cases, one or more present or former officers and directors of the Company have been named as party defendants and the Company is advancing defense costs on their behalf. Pursuant to the Share Exchange Agreement by and among Quality Dining, Inc., Bruegger's Corporation, Nordahl L. Brue and Michael J. Dressell, the Agreement and Plan of Merger by and among Quality Dining, Inc., Bagel Disposition Corporation and Lethe, LLC, and certain other related agreements entered into as part of the disposition of the Company's bagel-related businesses, the Company is responsible for 50% of the first $14 million of franchise related litigation expenses, inclusive of attorney's fees, costs, expenses, settlements and judgments (collectively "Franchise Damages"). Bruegger's Corporation and certain of its affiliates are obligated to indemnify the Company from all other Franchise Damages. The Company is obligated to pay the first $3 million of its share of Franchise Damages in cash. The remaining $4 million of the Company's share of Franchise Damages is payable by crediting amounts owed to the Company pursuant to the $10 million junior subordinated note issued to the Company by Bruegger's Corporation. Based upon the currently available information, the Company does not believe that these cases individually or in the aggregate will have a material adverse affect on the Company's financial position and results of operations. Such assessment is based upon the Company's belief that Bruegger's Corporation has and will continue to have the ability to perform its indemnity obligations.

     Rigel Corporation, a franchisee of Bruegger's Franchise Corporation commenced an action on July 16, 1997 filed in the United States District Court for the District of Nebraska, against Quality Dining, Inc. and Bruegger's Corporation, alleging that the defendants have breached franchise and development agreements and violated the Sherman Act. This action was settled in December of 1997 for an amount that was not material.

     James T. Bies filed a shareholder derivative action in United States District Court for the Southern District of Michigan on October 14, 1997. The complaint names as defendants 12 individuals who are current or former directors or officers of the Company. The complaint alleges that the individual defendants as directors breached fiduciary duties to the Company by approving certain transactions in 1997 involving loans to Bagel Acquisition Corporation that allegedly benefited Daniel Fitzpatrick, the Company's Chairman, President and Chief Executive Officer. The plaintiff also alleges that individual defendants participated in a "conspiracy to waste, dissipate, and improperly use funds, property and assets of Quality" for the benefit of Bagel Acquisition Corporation and Mr. Fitzpatrick. The plaintiff alleges that the Company and its shareholders have been damaged in an amount in excess of $28,000,000. The relief sought also includes the appointment of a receiver, an accounting and attorney's fees. On December 10, 1997, the defendants filed a motion to dismiss the complaint based on plaintiff's failure before filing suit to make a "demand" upon the Company's board of directors to address and respond to the allegations presented by the complaint. As a shareholder derivative action, the claims purport to be brought on behalf of the Company against the individual defendants and for the benefit of the Company. However, in accordance with its articles of incorporation, the Company has certain obligations to indemnify the individual defendants and the Company is advancing defense costs on their behalf. The Company does not expect that this lawsuit will have a material adverse effect on the Company's financial position or results of operations.

     The Company is involved in various other legal proceedings incidental to the conduct of its business. Management does not expect that any such proceedings will have a material adverse effect on the Company's financial position or results of operations.

     During fiscal 1997 the Company guaranteed $4.2 million of debt between Texas Commerce Bank and a franchisee of Bruegger's Corporation.

     At October 26, 1997, the Company had commitments aggregating $308,000 for the construction of restaurants.


{12} IMPAIRMENT OF LONG-LIVED ASSETS

     On May 10, 1997, the Company's Board of Directors committed the Company to a plan of action to divest the Bruegger's bagel-related businesses. During the second quarter of fiscal 1997 the Company recorded a non-cash impairment charge of $185,000,000 and a store closing charge of $15,513,000 as a result of this decision. The non-cash impairment charge represents a reduction of the carrying amounts of bagel-related assets to their estimated fair values. The impairment charge includes non-cash charges for the write-off of goodwill and the write-down of notes receivable and property and equipment. During the second quarter of fiscal 1997 the Company received non-binding offers to purchase its bagel-related assets and used these offers, less estimated costs to sell, to determine the current fair value of the bagel-related assets. On October 20, 1997 the Company sold all its bagel-related assets and no further charges were incurred (see Note 14).

     The store closing charge represents the estimated costs associated with closing under-performing Bruegger's units and other Bruegger's units which were at various stages of development when the decision was made to divest the Bruegger's bagel-related businesses. The charge includes amounts for terminating leases, the write-off of fixed assets and pre-opening costs, restaurant management severance costs and other store closing costs. During the third quarter of fiscal 1997 the Company closed a total of 22 Bruegger's units in eight markets. As of October 26, 1997, $11,434,000 in costs related to these activities had been incurred, of which $641,000 were cash payments and $10,793,000 were non-cash charges, primarily for the write-down of fixed assets. The remaining costs are primarily associated with terminating occupancy leases which the Company expects to be substantially complete by the end of fiscal 1998. The Company believes that the remaining reserve is adequate to cover all future expenses relating to the closed stores.

{13} RELATED PARTY TRANSACTIONS

The Company leases its former headquarters facility and a substantial number of its Burger King restaurants from entities that are substantially owned by certain directors, officers and stockholders of the Company. Amounts paid for leases with these related entities are as follows:

----------------------------------------------------------------------------------------------------
                                                                       Fiscal Year Ended
                                                           October 26,    October 27,    October 29,
(Dollars in thousands)                                            1997           1996           1995
----------------------------------------------------------------------------------------------------
Operating leases:
         Base rentals                                           $2,542         $2,542         $2,451
         Percentage rentals                                        364            350            365
----------------------------------------------------------------------------------------------------
                                                                 2,906          2,892          2,816
----------------------------------------------------------------------------------------------------
Capitalized leases:
         Interest                                                  793            821            913
         Reduction of lease obligations                            232            204            188
         Percentage rentals                                        212            200            160
----------------------------------------------------------------------------------------------------
                                                                 1,237          1,225          1,261
----------------------------------------------------------------------------------------------------
         Total                                                  $4,143         $4,117         $4,077
----------------------------------------------------------------------------------------------------

     In October 1996, the Company entered into an agreement with a related party to terminate a lease for office space located in Vermont. Under the agreement a payment of $900,000 was made in fiscal 1997. The estimated cost for the termination of this lease was accrued as part of the cost of the purchase of Bruegger's Corporation at the time of its acquisition (see Note 14).

     Affiliated real estate partnerships and two other entities related through common ownership pay management fees to the Company as reimbursement for administrative services provided. Total management fees for fiscal 1997, 1996 and 1995 were $14,000, $15,000 and $16,000, respectively.

     During the fiscal years 1997, 1996 and 1995, the Company made payments to companies owned by certain directors, stockholders and officers of the Company of $327,000, $399,000 and $325,000, respectively, for air transportation services and $11,720,000 in fiscal 1995 to a related party construction company to construct and renovate certain of the Company's restaurants. As of November 1, 1995, the Company acquired all of the capital stock of this related-party construction company.

     During fiscal 1996 and fiscal 1997, the Company loaned a total of $38,000,000 to Bagel Acquisition Corporation, a company owned by a director and officer of the Company, which used the funds to acquire a number of Bruegger's Bagel Bakeries from independent franchisees. Interest income recognized by the Company on this note in fiscal 1997 and fiscal 1996 was $1,317,000 and $119,000 respectively. The interest income from the note was included as part of franchise related revenue on the Consolidated Statement of Operations. In connection with the Company's decision to divest its bagel-related businesses, the Company began consolidating the assets and liabilities of Bagel Acquisition Corporation as of May 11, 1997 and Bagel Acquisition Corporation became a wholly owned subsidiary on August 21, 1997, when the Company exercised its option to acquire the stock of Bagel Acquisition Corporation for $1,000. The note receivable from Bagel Acquisition Corporation was eliminated as part of the consolidation. As of May 11, 1997, the Company consolidated Bagel Acquisition Corporation into its consolidated financial statements and recorded Bagel Acquisition Corporation's revenues and expenses from May 11, 1997 to October 19, 1997.

     The Company and its Bruegger's concept transact certain business activities with Bagel Acquisition Corporation and certain other entities whose principal shareholders were directors and/or officers of the Company. A summary of these transactions for the fiscal years 1997 and 1996 included: purchases of cream cheese $1,784,000 and $2,009,000 respectively; sales of bagels and related products $4,054,000 and $2,000,000 respectively; royalties earned $4,485,000 and $1,751,000 respectively; marketing fees earned $2,016,000 and $764,000 respectively; installation of point-of-sale registers $100,000 and $410,000 respectively; management, accounting, legal and computer support services $677,000 and $534,000 respectively; and transaction fees $200,000 and $210,000 respectively.

     At October 26, 1997 and October 27, 1996, amounts owed by the Company to related companies were zero and $300,000, respectively. At October 26, 1997 and October 27, 1996, amounts receivable from related parties aggregated zero and $11,651,000, respectively.


{14} ACQUISITIONS AND DISPOSITIONS

     On October 20, 1997, the Company sold its bagel-related businesses to Mr. Nordahl L. Brue, Mr. Michael J. Dressell and an entity controlled by them and their affiliates. The sale included the stock of Bruegger's Corporation and the stock of all of the other bagel-related businesses. The total proceeds from the sale were $45,164,000. The consideration included the issuance by Bruegger's Corporation of a junior subordinated note in the amount of $10,000,000, which was recorded as $6,000,000 due to a $4,000,000 reserve for legal indemnification, the transfer of 4,310,740 shares of the Company's common stock valued at $21,823,000, owned by Messrs. Brue and Dressell, which was retired, a receivable for purchase price adjustment of $500,000, and $16,841,000 in cash. The subordinated note has an annual interest rate of 12% and will mature in seven years. Interest will be accrued and added to the principal amount of the note for the first three years and will be paid in cash for the remaining life of the note. The cash component of the proceeds included an adjustment for the calculation of the net working capital deficit. The calculation used was subject to final adjustment and is being disputed by Messrs. Brue and Dressell. The Company does not expect the ultimate resolution of this dispute to have a material adverse effect on the Company's financial position or results of operations.

     Prior to the transaction, Messrs. Brue and Dressell were directors of the Company and owned approximately 25% of the Company's common stock. In connection with the sale of the bagel-related businesses, Mr. Nordahl L. Brue, Mr. Michael
J. Dressell and Mr. David T. Austin resigned from the Company's Board of Directors.

     On July 15, 1996, the Company acquired all the assets, including trademarks, of Moe's Broadway Bagel, Inc., operator of three Moe's Broadway Bagel restaurants ("Moe's"), for $3,600,000 in cash. In a concurrent transaction, the Company sold the operating assets of Moe's to a third party in exchange for a promissory note in the amount of $3,500,000 and entered into development and franchise agreements for which the Company collects franchise related revenues. On August 21, 1997 the company exercised its right to purchase Moe's Broadway Bagel for $1,000 and forgiveness of the note. Moe's Broadway Bagel was subsequently sold on October 20, 1997 with the other bagel-related assets.

     On June 7, 1996, the Company acquired all of the issued and outstanding shares of common stock of Bruegger's Corporation. Pursuant to the terms of the acquisition and related merger agreement, Bruegger's Corporation became a wholly owned subsidiary of the Company. The purchase price consisted of the issuance of 5,127,121 shares of the Company's common stock, valued at $123,051,000, and direct acquisition and estimated post-merger integration costs aggregating $6,900,000. The Company also issued 117,800 shares of its Series A Convertible Cumulative Preferred Stock, without par value (the "Quality Dining Preferred Stock") in exchange for a like number of issued and outstanding shares (exclusive of those shares held by the Company, which were canceled) of Bruegger's Corporation Class A Cumulative Convertible Preferred Stock, $100 par value per share. Subsequent to the acquisition, 101,150 shares of the Quality Dining Preferred Stock were converted into an aggregate of 285,531 shares of the Company's common stock. The excess of the purchase price over the acquired tangible and intangible net assets of $143,863,000 was allocated to goodwill.

     In connection with the acquisition, the Company recorded a special pre-tax charge of $8,000,000 for combining and integrating administrative functions, recruiting and relocating new employees, franchise related costs, and legal and professional fees. This charge was in addition to the $6,000,000 recorded as part of the cost of the acquisition for facility closures, restaurant remodeling and relocation and severance packages for Bruegger's personnel. As of October 26, 1997, all costs related to these activities had been incurred.

     On December 21, 1995, the Company acquired 42 Grady's American Grill restaurants and all rights to the Grady's American Grill concept from Brinker International, Inc. The purchase price aggregated $75,367,000 consisting of $74,367,000 in cash and the incurrence of $1,000,000 of liabilities and direct acquisition costs. The cash portion of the purchase price was funded through borrowings under the Company's revolving credit facility. The excess of the purchase price over the acquired tangible and intangible net assets of $13,163,000 has been allocated to trademarks and is being amortized on a straight-line basis over 40 years.

     The acquisitions of Bruegger's Corporation and Grady's American Grill were both accounted for using the purchase method and the operating results have been included in the Company's consolidated financial statements since their respective acquisition dates.

     In connection with the acquisitions of Grady's American Grill and the rights to the Spageddies restaurant concept in the United States, which was finalized on October 28, 1995, the Company recorded a special pre-tax charge of $1,900,000 during the first quarter of fiscal 1996. The charge reflected the estimated costs for integration of computer systems, employee transition costs, recruitment and relocation costs, and legal and professional fees. At October 27, 1996, all costs related to these activities had been incurred.

     On August 14, 1995, the Company acquired all of the issued and outstanding common stock of SHONCO, Inc. and three affiliated companies and certain operating assets of three other affiliated companies. SHONCO, Inc. and its affiliated companies (collectively, "SHONCO") owned and operated eight Burger King restaurants in the Detroit, Michigan metropolitan area, and had the right to develop four additional Burger King restaurants in that metropolitan area under target reservation agreements acquired by the Company. The purchase price of SHONCO aggregated $9,563,000 and consisted of $5,053,000 in cash (including $450,000 paid in fiscal 1996), the issuance of 316,832 shares of the Company's common stock, valued at $4,000,000, and the incurrence of a $510,000 liability under a non-competition agreement (discounted at 8.5%). The acquisition was accounted for using the purchase method and the operating results of SHONCO have been included in the Company's consolidated financial statements since the date of the acquisition. A deferred tax liability of $1,350,000 was established at the time of the acquisition for the income tax effect of differences between the book and tax bases of certain of the assets acquired. The excess of the purchase price over the acquired tangible and intangible net assets of $7,666,000 has been allocated to franchise fees and is being amortized on a straight-line basis over 20 years.

     On November 10, 1994, the Company acquired all of the outstanding capital stock of Grayling Corporation and certain affiliated companies (collectively, "Grayling"), and certain real estate and improvements from an affiliate of the principal Grayling stockholder. Grayling operated eight Chili's restaurants in the greater Philadelphia, Pennsylvania area. The purchase price for Grayling aggregated $19,700,000 consisting of $16,350,000 in cash and the issuance of 286,080 shares of the Company's common stock valued at $3,350,000. The Company also paid $2,567,000 in cash for the real estate and improvements related to a Chili's restaurant under construction held by an affiliate of the principal Grayling stockholder. The cash portion of the purchase price was funded through borrowings under the Company's revolving credit facility.

     The acquisition was accounted for using the purchase method and the operating results of Grayling have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the purchase price over the acquired tangible and intangible net assets of $10,619,000 has been allocated to goodwill and is being amortized on a straight-line basis over 20 years.

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

-------------------------------------------------------------------------------------------------------------------
                                                                                        Fiscal Year Ended
                                                                                October 27,             October 29,
(Dollars in thousands, except per share data)                                          1996                    1995
-------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
Total revenues                                                                     $269,555                $229,586
Pro forma net income (loss)                                                          (5,776)                  2,001
Pro forma net income (loss) per share                                                  (.39)                    .16
-------------------------------------------------------------------------------------------------------------------

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




{15} SELECTED QUARTERLY FINANCIAL DATA (Unaudited)


                                                                               Year ended October 26, 1997
                                                             -------------------------------------------------------------
                                                                  First        Second (1)          Third          Fourth
                                                                 Quarter        Quarter           Quarter         Quarter
                                                             -------------------------------------------------------------
Total revenues                                                   $86,520       $  71,098          $73,331          $71,303
Operating income (loss)                                            5,283        (206,842)          (1,499)             893
Income (loss) before income taxes                                  3,104        (208,958)          (3,931)          (2,364)
Net income (loss)                                                $ 1,630       $(201,741)         $(3,971)         $ 7,594
                                                                 =======       =========          =======          =======
Net income (loss) per share                                      $  0.10       $  (11.93)         $ (0.23)         $  0.46
                                                                 =======       =========          =======          =======
Weighted average shares of common stock outstanding               16,909          16,910           16,910           16,551

(1) During the second quarter of fiscal 1997 the Company recorded an asset impairment charge of $185,000,000, store closing costs of $15,513,000 and franchise operating partner expense of $2,066,000.

                                                                                 Year ended October 27, 1996
                                                           ------------------------------------------------------------
                                                               First           Second           Third            Fourth
                                                              Quarter          Quarter          Quarter          Quarter
Total revenues                                               $53,645           $55,402          $63,588          $64,995
Operating income (loss)                                        2,506             4,911           (2,490)           5,717
Income (loss) before income taxes                              1,086             3,284           (4,289)           4,587
Net income (loss)                                             $  688            $2,086          $(2,924)         $ 2,820
                                                              ======            ======          =======          =======
Net income (loss) per share                                   $ 0.08            $ 0.24          $ (0.23)         $  0.17
                                                              ======            ======          =======          =======
Weighted average shares of common stock outstanding            8,837             8,839           12,825           16,898

Quality Dining, Inc.
Report of Independent Accountants
---------------------------------

To the Stockholders and Board of Directors of Quality Dining, Inc.:

We have audited the accompanying consolidated balance sheets of Quality Dining, Inc. and subsidiaries (the "Company") as of October 26, 1997 and October 27, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the fifty-two week periods ended October 26, 1997, October 27, 1996 and October 29, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quality Dining, Inc. and subsidiaries as of October 26, 1997 and October 27, 1996, and the consolidated results of their operations and their cash flows for the fifty-two week periods ended October 26, 1997, October 27, 1996 and October 29, 1995, in conformity with generally accepted accounting principles.





                             COOPERS & LYBRAND L.L.P.

Chicago, Illinois
January 6, 1998





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in or disagreements with the Company's independent accountants on accounting or financial disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item concerning the Directors and nominees for Director of the Company and concerning disclosure of delinquent filers is incorporated herein by reference to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year. Information concerning the executive officers of the Company is included under the caption "Executive Officers of the Company" at the end of
Part I of this Annual Report. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.


ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item concerning remuneration of the Company's officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1. Financial Statements:

            The following consolidated financial statements of the Company and its subsidiaries are set forth in Part II, Item 8.

            Consolidated Balance Sheets as of October 26, 1997 and October 27, 1996

            Consolidated Statements of Operations for the fiscal years ended October 26, 1997, October 27, 1996 and October 29, 1995

            Consolidated Statements of Stockholders' Equity for the fiscal years ended October 26, 1997, October 27, 1996 and October 29, 1995

            Consolidated Statements of Cash Flows for the fiscal years ended October 26, 1997, October 27, 1996 and October 29, 1995

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

                              Quality Dining, Inc.


                              By: /s/ Daniel B. Fitzpatrick
                                  -------------------------
                                  Daniel B. Fitzpatrick
                                  President and Chief Executive Officer
Date:  January 26, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                                   Title                                 Date
            ---------                                   -----                                 ----
   /s/ Daniel B. Fitzpatrick       Chairman of the Board, President, Chief Executive    January 26, 1998
---------------------------------  Officer and Director (Principal Executive Officer)
Daniel B. Fitzpatrick

   /s/ William W. Moreton          Executive Vice President, Treasurer and Chief        January 26, 1998
---------------------------------  Financial Officer (Principal Financial Officer)
William W. Moreton

   /s/ Marti'n L. Miranda          Vice President, Controller and Assistant Secretary   January 26, 1998
---------------------------------  (Principal Accounting Officer)
Marti'n L. Miranda

   /s/ James K. Fitzpatrick        Senior Vice President, Chief Administrative          January 22, 1998
---------------------------------  Officer, Chief Development Officer and Director
James K. Fitzpatrick

   /s/ William R. Schonsheck       Senior Vice President, Chief Operating Officer of    January 22, 1998
---------------------------------  Burger King Division and Director
William R. Schonsheck

   /s/ Arthur J. Decio             Director                                             January 22, 1998
---------------------------------
Arthur J. Decio

   /s/ Ezra H. Friedlander         Director                                             January 22, 1998
---------------------------------
Ezra H. Friedlander

   /s/ Steven M. Lewis             Director                                             January 22, 1998
---------------------------------
Steven M. Lewis

   /s/ Christopher J. Murphy, III  Director                                             January 22, 1998
---------------------------------
Christopher J. Murphy, III

                               INDEX TO EXHIBITS

                                                                                                                      Page No.
 Exhibit                                                                                                              In This
   No.                                                     Description                                                 Filing
   ---                                                     -----------                                                 ------
   2            (1)  Share Exchange and Reorganization Agreement by and among the Registrant and Burger
                     Services, Inc., Bravokilo, Inc., Bendan Restaurant, Inc., Burger Management of
                     Muskegon, Inc., Burger Management of Fort Wayne, Inc., Best Bagels, Inc., Full Service
                     Dining, Inc., Southwest Dining, Inc., Daniel B. Fitzpatrick, Gerald O. Fitzpatrick,
                     James K. Fitzpatrick, John D. Fitzpatrick, Ezra H. Friedlander, Benjamin Schulman and
                     Michael G. Sosinski dated as of December 17, 1993....................................

   2-B          (2)  Stock Purchase Agreement among the Registrant, Grayling Corporation, T. Garrick
                     Steele, Joseph E. Olin, Andrew P. Murphy, Anita L. Wood, Thomas Miller and Steve
                     Hunter dated as of September 27, 1994 ...............................................

   2-C          (3)  Acquisition Agreement by and among the  Registrant, Bravokilo, Inc., William R.
                     Schonsheck, SHONCO, Inc., SHONCO II, Inc., SHONCO III, Inc., SHONCO IV, Inc., SHONCO
                     V, Inc., SHONCO VI, Inc., SHONCO Six, Inc., SHONCO Seven Management, Inc., SHONCO X,
                     Inc., SHONCO XI, Inc., and SHONCO XII, Inc., dated as of July 13, 1995...............

   2-D          (6)  Asset Purchase Agreement, as amended, dated as of October 30, 1995 by and between the
                     Registrant and Brinker International, Inc. ..........................................

   2-E          (7)  Agreement and Plan of Merger, dated as of February 21, 1996, among the Registrant,
                     BAC, Inc., and Bruegger's Corporation ...............................................

   2-F         (14)  Share Exchange Agreement, by and among Quality Dining, Inc., Bruegger's Corporation,
                     Nordahl L. Brue and Michael J. Dressell, dated as of September 3, 1997...............

   2-G         (15)  Agreement and Plan of Merger, by and among Quality Dining, Inc., Bagel Disposition
                     Corporation and Lethe, LLC, dated as of September 3, 1997............................

   3-A         (10)  (i) Restated Articles of Incorporation of Registrant ................................

               (10)  (ii)  Amendment to Registrant's Restated Articles of Incorporation establishing the
                     Series A Convertible Cumulative Preferred Stock of the Registrant....................

               (10)  (iii)  Amendment to Registrant's Restated Articles of Incorporation establishing the
                     Series B Participating Cumulative Preferred Stock of the Registrant..................

   3-B         (10)  By-Laws of the Registrant, as amended to date .......................................

   4            (8)  Amended and Restated Revolving Credit Agreement, dated as of April 26, 1996, between the Registrant and GAGHC, Inc., as borrowers, and Texas Commerce Bank
                     National Association, as agent, NBD Bank, N.A., LaSalle National Bank,
                     NationsBank, N.A. (South), Sun Trust Bank, Central Florida, N.A., The Northern
                     Trust Company and Key Bank .........................................................

4-A     (11)  First Amendment, dated as of November 7, 1996, to Amended and Restated Revolving
              Credit Agreement, dated as of April 26, 1996, between the Registrant, GAGHC,
              Inc., and BF Holding, Inc., as borrowers, and Texas Commerce Bank National
              Association, as agent, NBD Bank, N.A., LaSalle National Bank, NationsBank, N.A.
              (South), Sun Trust Bank, Central Florida, N.A., The Northern Trust Company Key
              Bank.............................................................................

4-B     (12)  Second Amendment dated as of October 9, 1997, to Amended and Restated Revolving
              Credit Agreement, dated as of April 26, 1996, between the Registrant, GAGHC,
              Inc., and BF Holding, Inc., as borrowers, and Texas Commerce Bank National
              Association, as agent, NBD Bank, N.A., LaSalle National Bank, NationsBank, N.A.
              (South), Sun Trust Bank, Central Florida, N.A., The Northern Trust Company Key
              Bank.............................................................................

10-A     (1)  Form of Burger King Franchise Agreement .........................................

10-B     (1)  Form of Chili's Franchise Agreement .............................................

10-C    (13)  Rights Agreement, dated as of March 27, 1997, by and between Quality Dining, Inc.
              and KeyCorp Shareholder Services, Inc., with exhibits ...........................

10-E     (1)  (i) Target Reservation Agreement between Burger King Corporation and the
              Registrant dated December 24, 1993; (ii) Side Letter Agreement to Target
              Reservation Agreement dated December 21, 1993 ...................................

10-F     (1)  Development Agreement between Chili's, Inc. and the Registrant dated June 27,
              1990.............................................................................

10-H          *1997 Stock Option and Incentive Plan of the Registrant..........................

10-I     (9)  * 1993 Stock Option and Incentive Plan, as amended of the Registrant.............

10-J     (1)  *Outside Directors Stock Option Plan of the Registrant...........................

10-K     (1)  Lease Agreement between B.K. Main Street Properties and the Registrant dated
              January 1, 1994 .................................................................

10-L          Schedule of Related Party Leases.................................................

10-M     (1)  Form of Related Party Lease......................................................

10-N          *  Letter Agreement between the Registrant and John C. Firth dated May 29, 1996..

10-O          *  Letter Agreements between the Registrant and William W. Moreton, dated March
                 10, 1997, April 29, 1997 and September 2, 1997................................

10-P          *  Letter Agreement between the Registrant and Patrick J. Barry dated
                 August 30, 1996...............................................................

10-T     (4)  First Amendment dated May 2, 1995 to Development Agreement between Chili's,
              Inc. and the Registrant dated June 27, 1990 .....................................

10-V     (4)  *Employment Agreement between the Registrant and William R. Schonsheck dated August 14, 1995.......................................................

10-W     (4)  Non-Competition Agreement between the Registrant and William R. Schonsheck dated August 14, 1995 ......................................................

10-X     (4)  Lease Agreement for Farmington Hills #509 between the Registrant and
              William R. Schonsheck dated August 14, 1995.................................

10-Y     (4)  Lease Agreement for Belleville #4814 between the Registrant and William R.
              Schonsheck dated August 14, 1995............................................

10-Z     (4)  Purchase and Sale Agreement between the Registrant and John D. Fitzpatrick dated July 10, 1995.........................................................

10-AA    (4)  Target Reservation Agreement between Burger King Corporation and the
              Registrant dated September 15, 1995.........................................

10-AB    (5)  Stock Purchase Agreement between Ezra H. Friedlander, Daniel B. Fitzpatrick and James K. Fitzpatrick, as shareholders of Tri-State Construction Co.,
              Inc. and the Registrant dated as of November 1, 1995 .......................

10-AD   (11)  Priority Charter Agreement between the Registrant and Burger Management of
              South Bend #3 Inc., dated September 1, 1994.................................

10-AE   (11)  * Resignation Agreement between the Registrant and Michael G. Sosinski, dated as of October 25, 1996..............................................

10-AF   (11)  Lease Agreement between the Registrant and Six Edison Lakes, L.L.C. dated
              September 19, 1996..........................................................

21            Subsidiaries of the Registrant..............................................

23            Written consent of Coopers & Lybrand L.L.P..................................

27            Financial Data Schedule.....................................................

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

(10) The copy of this exhibit filed as the same exhibit number to the Company's Registration Statement on Form 8-A filed on April 1, 1997 is incorporated herein by reference.

(11) The copy of this exhibit filed as the same exhibit number to the Company's Report on Form 10-K for the year ended October 27, 1996 is incorporated herein by reference.

(12) The copy of this exhibit filed as Exhibit 3 to the Company's Report on Form 8-K dated November 4, 1997 is incorporated herein by reference.

(13) The copy of this exhibit filed as Exhibit 10-AO to the Company's Registration Statement on Form 8-A filed on April 1, 1997 is incorporated herein by reference.

(14) The copy of this exhibit filed as exhibit number 1 to Amendment No. 5 of
     Schedule 13D filed by Nordahl L. Brue, Michael J. Dressell, Steven P. Schonberg and David T. Austin, dated September 4, 1997, is incorporated herein by reference.

(15) The copy of this exhibit filed as exhibit number 2 to Amendment No. 5 of
     Schedule 13D filed by Nordahl L. Brue, Michael J. Dressell, Steven P. Schonberg and David T. Austin, dated September 4, 1997, is incorporated herein by reference.