Form 10-Q
period 1997-05-11
QUALITY DINING INC
filed 1998-03-31
CIK 917126

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                             FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    February 15, 1998

                                      OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the transition period from  ______________ to ____________________

Commission file number      0-23420
                          -------------

                      QUALITY DINING, INC.
(Exact name of registrant as specified in its charter)

         Indiana                                      35-1804902
-------------------------------           -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                   4220 Edison Lakes Parkway, Mishawaka, Indiana 46545
                  ----------------------------------------------------
                  (Address of principal executive offices and zip code)


                                      (219) 271-4600
                   --------------------------------------------------
                  (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes __X____           No ________

The number of shares of the registrant's common stock outstanding as of March 18, 1998 was 12,599,444.














                            QUALITY DINING, INC.
                       QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTER ENDED FEBRUARY 15, 1998
                                  INDEX


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

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...........11


Part II - Other Information

Item 1.   Legal Proceedings.......................................15

Item 2.   Changes in Securities...................................15

Item 5.   Other Information.......................................15

Item 6.   Exhibits and Reports on Form 8-K........................15

Signatures........................................................15





























Part I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                     QUALITY DINING, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
             (In thousands, except per share amounts)


                                                     Sixteen Weeks Ended
                                             February 15,         February 16,
                                                 1998                1997
                                             -----------          -----------
Revenues:
Restaurant sales:
  Grady's American Grill                      $ 25,481             $ 27,555
  Burger King                                   22,329               20,819
  Chili's Grill & Bar                           16,848               15,587
  Bruegger's Bagel Bakery                            -               15,516
  Italian Dining Division                        4,489                2,960
                                               -------              -------
Total restaurant sales                          69,147               82,437
  Franchise related revenue                          -                4,083
                                               -------              -------
Total revenues                                  69,147               86,520

Operating expenses:
  Restaurant operating expenses:
    Food and beverage                           20,459               25,398
    Payroll and benefits                        19,853               24,672
    Depreciation and amortization                3,668                4,947
    Other operating expenses                    16,065               18,926
                                               -------              -------
Total restaurant operating expenses             60,045               73,943

  General and administrative                     4,709                5,830
  Amortization of intangibles                      328                1,464
                                               -------              -------
Total operating expenses                        65,082               81,237
                                               -------              -------
Operating income                                 4,065                5,283
                                               -------              -------
Other income (expense):
  Interest expense                              (3,816)              (2,371)
  Gain on sale of property and equipment            19                    -
  Interest income                                   68                   61
  Other income, net                                 13                  131
                                               -------              -------
Total other expense, net                        (3,716)              (2,179)
                                               -------              -------

Income before income taxes                         349                3,104
Income tax provision                               227                1,474
                                               -------              -------
Net income                                   $     122            $   1,630
                                               =======              =======
Basic net income per share                   $    0.01            $    0.10
                                               =======              =======
Diluted net income per share                 $    0.01            $    0.10
                                               =======              =======
Weighted average shares:
Basic                                           12,599               16,909
                                               =======              =======
Diluted                                         12,663               16,939
                                               =======              =======

See Notes to Consolidated Financial Statements.



                              QUALITY DINING, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in thousands)

                                                 February 15,     October 26,
                                                    1998             1997
                                                 -----------      ----------
ASSETS
Current assets:
  Cash and cash equivalents                     $    2,352      $    7,500
  Accounts receivable                                3,340           3,265
  Inventories                                        1,815           1,912
  Deferred income taxes                              5,125           5,191
  Other current assets                               6,282           5,942
                                                   -------         -------
Total current assets                                18,914          23,810
                                                   -------         -------
Property and equipment, net                        140,913         144,363
                                                   -------         -------
Other assets:
  Deferred income taxes                              4,809           4,809
  Trademarks, net                                   12,549          12,651
  Franchise fees and development costs, net          9,589           9,732
  Goodwill, net                                      8,968           9,135
  Notes receivable, less allowance                   6,000           6,000
  Pre-opening costs and
    non-competition agreements, net                    484             888
  Liquor licenses, net                               3,161           3,217
  Other                                              1,235           1,368
                                                   -------         -------
Total other assets                                  46,795          47,800
                                                   -------         -------
Total assets                                    $  206,622      $  215,973
                                                   =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capitalized lease and
    non-competition obligations                 $      476      $      464
  Accounts payable                                   6,569           8,648
  Accrued liabilities                               19,223          22,937
                                                   -------         -------
Total current liabilities                           26,268          32,049

Long-term debt                                     123,506         127,106
Capitalized lease and non-competition
  obligations, principally to related parties,
  less current portion                               5,913           6,005
                                                   -------         -------
Total liabilities                                  155,687         165,160
                                                   -------         -------
Stockholders' equity:
  Preferred stock, without par value:
    5,000,000 shares authorized; none issued
  Common stock, without par value: 50,000,000
    shares authorized; 12,619,444 and 12,619,059
    shares issued, respectively                         28              28
  Additional paid-in capital                       236,420         236,420
  Accumulated deficit                             (185,263)       (185,385)
                                                   -------         -------
                                                    51,185          51,063
  Less treasury stock, at cost, 20,000 shares          250             250
                                                   -------         -------
Total stockholders' equity                          50,935          50,813
                                                   -------         -------
Total liabilities and stockholders' equity      $  206,622      $  215,973
                                                   =======         =======


See Notes to Consolidated Financial Statements.





                         QUALITY DINING, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                           (In thousands)


                                                        Sixteen Weeks Ended
                                                    February 15,  February 16,
                                                        1998         1997
Cash flows from operating activities:
  Net income                                         $     122    $   1,630
  Adjustments to reconcile net income to  net
   cash provided (used) by operating activities:
    Depreciation and amortization of
      property and equipment                             3,458        4,464
    Amortization of other assets                         1,058        2,631
    Gain on sale of property and equipment                 (19)           -
    Net decrease in current assets                        (252)      (1,850)
    Net decrease in current liabilities                 (5,569)      (3,106)
    Other                                                    8            -
      Net cash provided (used) by                      -------      -------
        operating activities                            (1,194)       3,769
                                                       -------      -------
Cash flows from investing activities:
  Increase in notes receivable                               -      (18,967)
  Proceeds from sales of property and equipment            764            -
  Purchase of property and equipment                      (977)     (18,647)
  Payment of other assets                                  (56)      (1,758)
                                                       -------      -------
      Net cash used in investing activities               (269)     (39,372)
                                                       -------      -------
Cash flows from financing activities:
  Proceeds from exercise of stock options                    -            1
  Borrowings of long-term debt                               -       40,000
  Repayment of long-term debt                           (3,600)           -
  Repayment of capitalized lease obligations
    and non-competition obligations                        (85)         (60)
                                                       -------      -------
     Net cash provided (used) by financing activities   (3,685)      39,941
                                                       -------      -------

Net increase (decrease) in cash and cash equivalents    (5,148)       4,338
Cash and cash equivalents, beginning of period           7,500          444
                                                       -------      -------
Cash and cash equivalents, end of period             $   2,352    $   4,782
                                                       =======      =======





See Notes to Consolidated Financial Statements.











                        QUALITY DINING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        February 15, 1998
                            (Unaudited)


Note 1:  Description of Business.

Nature of Business - Quality Dining, Inc. and its subsidiaries (the "Company") develop and operate 143 quick service and full service restaurants in 20 states. The Company owns and operates 40 Grady's American Grill(R) restaurants, five restaurants under the tradename of Spageddies Italian Kitchen (R) and three restaurants under the tradename of Papa Vino's Italian Kitchen (TM). The Company also operates, as a franchisee, 67 Burger King(R) restaurants and 28 Chili's Grill & Bar(TM) restaurants.

Note 2:  Basis of Presentation.

The accompanying consolidated financial statements include the accounts of Quality Dining, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the sixteen-week period ended February 15, 1998 are not necessarily indicative of the results that may be expected for the 52-week year ending October 25, 1998.

These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended October 26, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

The subordinated note has an annual interest rate of 12% and will mature in October of 2004. Interest will be accrued and added to the principal amount of the note for the first three years and will be paid in cash for the remaining life of the note. The Company did not recognize any interest income from this note in the first quarter of fiscal 1998.






                            QUALITY DINING, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                           February 15, 1998
                               (Unaudited)


The cash component of the proceeds included an adjustment for the calculation of the net working capital deficit. The calculation used was subject to final adjustment and is being disputed by Messrs. Brue and Dressel. The Company does not expect the ultimate resolution of this dispute to have a material adverse effect on the Company's financial position or results of operations.

Note 4:  Commitments.

As of February 15, 1998, the Company had commitments aggregating approximately $53,279 for the construction of new restaurants.

Note 5:  Long-Term Debt.

On October 9, 1997, the Company amended its revolving credit agreement with Chase Bank of Texas, as agent for a group of seven banks, providing for borrowings of up to $145,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread (8.625% at February 15, 1998). The revolving credit agreement is supported by the pledge of the stock of certain subsidiaries of the Company and expires on April 26, 1999, at which time all amounts are due. The revolving credit agreement expires on April 26, 1999 and therefore all amounts under the revolving credit agreement will become a current liability on April 26, 1998.

The revolving credit agreement contains, among other provisions, certain restrictive covenants including maintenance of certain prescribed debt and fixed charge coverage ratios, minimum levels of tangible net worth, limitations on the incurrence of additional indebtedness, limitations on consolidated capital expenditures and restrictions on the payment of dividends (other than stock dividends) on, or the purchase or redemption of, any shares of the Company's capital stock. In addition, the revolving credit agreement contains a mandatory reduction in borrowing availability to $140,000,000 by December 31, 1998. At February 15, 1998, the fair value of the amount outstanding under the Revolving Credit Agreement approximated the carrying amount.

Note 6: Earnings Per Share

The Company has outstanding at February 15, 1998 common shares totaling approximately 12,599,000. The Company has also granted options to purchase common shares to its employees and outside directors. These options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS 128.

                                                   Quarter ended
                                         February 15,           February 16,
Basic earnings per share:                   1998                   1997
                                          ----------             ----------
Income available to common
  shareholders (numerator)               $   122,000            $ 1,630,000
Weighted average common shares            ==========             ==========
  outstanding (denominator)               12,599,000             16,909,000
                                          ==========             ==========
Basic earnings per share                 $      0.01            $      0.10
                                          ==========             ==========



                          QUALITY DINING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                           February 15, 1998
                               (Unaudited)

Note 6: Earnings Per Share (continued)

                                                   Quarter ended
                                         February 15,            February 16,
Diluted earnings per share:                 1998                    1997
                                         -----------             -----------
Income available to common
  shareholders (numerator)              $   122,000             $ 1,630,000
Weighted average common shares           ==========              ==========
  outstanding                            12,599,000              16,909,000
Effect of dilutive securities:
  Options on common stock                    64,000                  30,000
Total common shares and dilutive         ----------              ----------
  securities(denominator)                12,663,000              16,939,000
                                         ==========              ==========
Diluted earnings per share              $      0.01             $      0.10
                                         ==========              ==========


Note 7:  Contingencies.

On November 10, 1994, the Company acquired all of the outstanding stock of Grayling Corporation, Grayling Management Corporation ("Grayling Management"), Chili's of Mt. Laurel, Inc. ("Mt. Laurel") and Chili's of Christiana, Inc. ("Christiana"). Prior to entering into negotiations with the Company, Grayling Corporation and its principal shareholder, T. Garrick Steele ("Steele"), had entered into an agreement (the "Asset Agreement") to sell substantially all of Grayling Corporation's assets to a third party, KK&G Enterprises, Inc. ("KK&G"). The Asset Agreement was terminated by Grayling Corporation and was not consummated. On September 27, 1994, KK&G filed suit in the Court of Common Pleas, Philadelphia County, Pennsylvania, against Grayling Corporation, Mt. Laurel, Christiana and Steele seeking damages and specific performance of the Asset Agreement. Steele is obligated to continue to defend the lawsuit and indemnify the Company and Grayling Corporation against any loss or damages resulting from the lawsuit. Steele has recently advised the Company that he has reached a settlement with KK&G pursuant to which Grayling Corporation and its affiliates will receive a general release from KK&G and there will not be any liability to the Company. The Company has been advised that the settlement will be finalized by the end of the Company's second quarter. Accordingly, the Company does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations. In making such assessment, management has considered the financial ability of Steele to defend the lawsuit and indemnify the Company against any loss or damages resulting from the lawsuit.

BruWest, L.L.C., a franchisee of Bruegger's Franchise Corporation (a former indirect subsidiary of the Company), and Timothy Johnson, Gregory LeMond, Michael Snow and Matthew Starr, principals of BruWest (collectively "BruWest") commenced an action on January 30, 1997 filed in the United States District Court, District of Minnesota, against Bruegger's Franchise Corporation, Quality Dining, Inc., Daniel B. Fitzpatrick (the "Bruegger's Defendants") and an investment banking firm retained by BruWest, alleging inter alia that the Bruegger's Defendants breached commitments to provide financing to BruWest, interfered with the plaintiffs' efforts to obtain financing from third parties, violated existing franchise and development agreements between


                            QUALITY DINING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                           February 15, 1998
                               (Unaudited)

Note 7:  Contingencies (continued).


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

Quality Baking, LLC, a franchisee of Bruegger's Franchise Corporation, and Mark Ratterman, Chris Galloway and Peter Shipman, principals of Quality Baking, LLC, commenced an action on July 9, 1997 filed in the United States District Court, for the Eastern District of Missouri, Eastern Division, against Bruegger's Corporation, Bruegger's Franchise Corporation, Nordahl Brue, Michael Dressell, Daniel B. Fitzpatrick and John Firth, alleging that the plaintiffs purchased their franchises based upon financial representations that have not materialized, that they purchased preferred stock in Bruegger's Corporation based upon false representations, that the defendants falsely represented their intentions with respect to repurchasing bakeries from the plaintiffs, and that the defendants violated implied covenants of good faith and fair dealing. Quality Baking, LLC has ceased operating its four bakeries.

D & K Foods, Inc., Pacific Capital Ventures, Inc., and PLB Enterprises, Inc., franchisees of Bruegger's Franchise Corporation, and Ken Wagnon, Dan Carney, Jay Wagnon and Patrick Beatty, principals of the foregoing franchisees, commenced an action on July 16, 1997 filed in the United States District Court, for the District of Maryland, against Bruegger's Corporation, Bruegger's Franchise Corporation, Quality Dining, Inc., Daniel B. Fitzpatrick, Michael J. Dressell and Nordahl L. Brue, alleging that the plaintiffs purchased their franchises based upon financial representations that have not materialized, that they purchased preferred stock in Bruegger's Corporation based upon false representations, that Bruegger's Corporation falsely represented its intentions with respect to purchasing bakeries from the plaintiffs or providing financing to the plaintiffs, and that the defendants violated implied covenants of good faith and fair dealing. Since the filing of the lawsuit, PLB Enterprises, Inc. has ceased operating its two bakeries and D&K Foods, Inc. and Pacific Capital Ventures, Inc. have converted their bakeries from Bruegger's Bagel Bakeries to another concept.

All of the above pending franchise related litigation is in preliminary stages and only limited discovery has occurred. In each of these cases, one or more present or former officers and directors of the Company have been named as party defendants and the Company is advancing defense costs on their behalf. Pursuant to the Share Exchange Agreement by and among Quality Dining, Inc., Bruegger's Corporation, Nordahl L. Brue and Michael J. Dressell, the Agreement



                         QUALITY DINING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        February 15, 1998
                           (Unaudited)

Note 7:  Contingencies (continued).

and Plan of Merger by and among Quality Dining, Inc., Bagel Disposition Corporation and Lethe, LLC, and certain other related agreements entered into as part of the disposition of the Company's bagel-related businesses, the Company is responsible for 50% of the first $14 million of franchise related litigation expenses, inclusive of attorney's fees, costs, expenses, settlements and judgments (collectively "Franchise Damages"). Bruegger's Corporation and certain of its affiliates are obligated to indemnify the Company from all other Franchise Damages. The Company is obligated to pay the first $3 million of its share of Franchise Damages in cash. The remaining $4 million of the Company's share of Franchise Damages is payable by crediting amounts owed to the Company pursuant to the $10 million junior subordinated note issued to the Company by Bruegger's Corporation. Based upon the currently available information, the Company does not believe that these cases individually or in the aggregate will have a material adverse effect on the Company's financial position and results of operations. Such assessment is based upon the Company's belief that Bruegger's Corporation has and will continue to have the ability to perform its indemnity obligations.

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

James T. Bies filed a shareholder derivative action in United States District Court for the Southern District of Michigan on October 14, 1997. The complaint names as defendants 12 individuals who are current or former directors or officers of the Company. The complaint alleges that the individual defendants as directors breached fiduciary duties to the Company by approving certain transactions in 1997 involving loans to Bagel Acquisition Corporation that allegedly benefited Daniel Fitzpatrick, the Company's Chairman, President and Chief Executive Officer. The plaintiff also alleges that individual defendants participated in a "conspiracy to waste, dissipate, and improperly use funds, property and assets of Quality" for the benefit of Bagel Acquisition Corporation and Mr. Fitzpatrick. The plaintiff alleges that the Company and its shareholders have been damaged in an amount in excess of $28,000,000. The relief sought also includes the appointment of a receiver, and accounting and attorney's fees. On December 10, 1997, the defendants filed a motion to dismiss the complaint based on plaintiff's failure before filing suit to make a "demand" upon the Company's board of directors to address and respond to the allegations presented by the complaint. As a shareholder derivative action, the claims purport to be brought on behalf of the Company against the individual defendants and for the benefit of the Company. However, in accordance with its articles of incorporation, the Company has certain obligations to indemnify the individual defendants and the Company is advancing defense costs on their behalf. The Company does not expect that this lawsuit will have a material adverse effect on the Company's financial position or results of operations.

The Company is involved in various other legal proceedings incidental to the conduct of its business. Management does not expect that any such proceedings will have a material adverse effect on the Company's financial position or results of operations.



Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company has a 52/53-week fiscal year ending on the last Sunday in October of each year. The first quarter of the Company's fiscal year consists of 16 weeks with all subsequent quarters being 12 weeks in duration. The current fiscal year ends October 25, 1998.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages which certain items of revenue and expense bear to total revenues, except where otherwise noted.

                                                    Sixteen weeks Ended
                                                 February 15,    February 16,
                                                    1998           1997
                                                 ---------       ---------
Revenues:
  Restaurant sales                                 100.0%           95.3%
  Franchise related revenue                           -              4.7
                                                  ------          ------
Total revenues                                     100.0           100.0
                                                  ------          ------
Operating expenses:
  Restaurant operating
    expenses (as % of restaurant sales)
    Food and beverage                               29.6            30.8
    Payroll and benefits                            28.7            29.9
    Depreciation and amortization                    5.3             6.0
    Other operating expenses                        23.2            23.0
                                                  ------          ------
Total restaurant operating expenses                 86.8            89.7

  General and administrative expenses                6.8             6.7
  Amortization of intangibles                        0.5             1.7
                                                  ------          ------
Total operating expenses                            94.1            93.9
                                                  ------          ------
Operating income                                     5.9             6.1
                                                  ------          ------
Other income (expense):
  Interest expense                                  (5.5)           (2.7)
  Interest income                                     .1              .1
  Other income, net                                    -              .1
                                                  ------          ------
Total other expense, net                            (5.4)           (2.5)
                                                  ------          ------
Income before income taxes                           0.5             3.6
Income taxes                                         0.3             1.7
                                                  ------          ------
Net income                                           0.2%            1.9%
                                                  ======          ======












Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Restaurant sales for the first quarter of fiscal 1998 were $69,147,000, a decrease of $13,290,000 from the $82,437,000 for the comparable period in fiscal 1997. The decrease was primarily attributable to the disposition of the Company's bagel-related businesses on October 20, 1997.

Total revenues for the Company were $69,147,000 for the first quarter of fiscal 1998, a decrease of $17,373,000 from the $86,520,000 for the comparable period in fiscal 1997. Total revenues in fiscal 1997 included $4,083,000 in franchise related revenues from Bruegger's Corporation. Due to the sale of the bagel-related businesses, the Company no longer has any bagel-related revenue.

As a percentage of restaurant sales, total restaurant operating expenses decreased to 86.8% in the first quarter of fiscal 1998 from 89.7% in the first quarter of fiscal 1997. Contributing to this decrease were lower food and beverage expense, lower payroll and benefits expense and lower depreciation expense. This was primarily the result of the Company's divestiture of the bagel-related businesses and improved margin performance in the Company's full service dining concepts.

General and administrative expenses, as a percentage of total revenues, were 6.8% in the first quarter of fiscal 1998 versus 6.7% in the comparable period of fiscal 1997. General and administrative expenses decreased from $5,830,000 in fiscal 1997 to $4,709,000 in fiscal 1998. The reduction was due to the Company's staff reduction plan that was implemented during the second quarter of fiscal 1997, in conjunction with the decision to divest of the bagel-related businesses and the ultimate sale of these businesses.

Amortization of intangibles, as a percentage of total revenues, decreased to 0.5% for the first quarter of fiscal 1998 compared to 1.7% for the same period in fiscal 1997. The decrease for the quarter was primarily due to the write-off of the bagel-related goodwill in the second quarter of fiscal 1997.

Total other expenses, as a percentage of total revenues, increased to 5.4% for the first quarter of fiscal 1998 from 2.5% during the comparable period in fiscal 1997. The increase was primarily due to an increase in interest expense resulting from increased borrowings and higher interest rates under the Company's revolving credit agreement.

The provision for income taxes includes federal and state income taxes using the Company's estimated effective income tax rate for the respective fiscal year. The Company's effective income tax rate was 65.0% for the sixteen weeks ended February 15, 1998 compared to 47.5% for the sixteen weeks ended February 18, 1997. The increase in the effective income tax rate is mainly due to a large portion of state taxes being based on criteria other than income.

For the first quarter of fiscal 1998, the Company reported net income of $122,000 compared to net income of $1,630,000 for the first quarter of fiscal 1997.














Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $2,352,000 at February 15, 1998, a decrease of $5,148,000 from the $7,500,000 at October 26, 1997. Principal uses of funds consisted of: (i) those used in operations ($1,194,000), (ii) expenditures associated with new restaurant development and restaurant remodeling ($977,000) and (iii) repayment of long-term debt ($3,600,000).

The Company's primary cash requirements for the remainder of fiscal 1998 will be to finance (i) the reduction of debt under the Company's revolving credit agreement, (ii) the opening of new restaurants, (iii) remodeling and maintenance expenditures at existing restaurants and (iv) corporate capital expenditures. The Company's capital expenditures budget is expected to range from $5,000,000 to $6,000,000 for fiscal 1998. During fiscal 1998, the Company anticipates opening three Burger King restaurants. One Burger King restaurant was opened during the first quarter of fiscal 1998 and the remaining two are planned to open during the third quarter of fiscal 1998. The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new restaurants opened and the actual expense related to remodeling and maintenance of existing units.

On October 9, 1997, the Company amended its revolving credit agreement with Chase Bank of Texas, as agent for a group of seven banks, providing for borrowings of up to $145,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread (8.625% at February 15, 1998). The revolving credit agreement expires on April 26, 1999 and is supported by the pledge of the stock of certain subsidiaries of the Company. As of February 15, 1998, there was $123,506,000 outstanding under this revolving credit agreement. The revolving credit agreement expires on April 26, 1999 and therefore all amounts under the revolving credit agreement will become a current liability on April 26, 1998. The Company anticipates that the amounts outstanding under the facility will be refinanced prior to maturity.

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

The Company anticipates that its cash flow from operations, together with amounts available under its revolving credit agreement, will be sufficient to fund its planned expansion and other operating cash requirements through the end of fiscal 1998.
















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


This report contains certain forward-looking statements, including statements about the Company's development plans, that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the availability and cost of suitable locations for new restaurants; the availability of capital to the Company; the ability of the Company to develop and operate its restaurants; the hiring, training and retention of skilled corporate and restaurant management and other restaurant personnel; the integration and assimilation of acquired concepts; the overall success of the Company's franchisors; the ability to obtain the necessary government approvals and third-party consents; the ability of the Company to modify or redesign its computer systems to work properly in the year 2000 and the cost thereof; and changes in governmental regulations, including increases in the minimum wage.






























PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Note 6 to the unaudited consolidated financial statements of the Company included in Part I of this report is incorporated herein by reference.


Item 2. Changes in Securities

None

Items 3. Defaults upon Senior Securities

None


Item 4 Submission of Matters to Vote of Security Holders

None


Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

  (a)	Exhibits

	A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.


  (b)	Reports on Form 8-K

      On November 4, 1997, the Company filed a Current Report on Form 8-K announcing under Item 2 an agreement to sell all of its bagel-related businesses. The Company also disclosed under Item 7 pro forma financial information relating to the sale of its bagel-related businesses.





Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     					         	     Quality Dining, Inc.
					                                    (Registrant)


Date:  March 31, 1998	       	            By: /s/Martin Miranda
                                          Vice President & Controller
                                          (Principal accounting officer)





INDEX TO EXHIBITS


Exhibit
No.                              Description
_______                         ------------------------------------------

27                              Financial Data Schedule

27A                             Financial Data Schedule - Fiscal 1997
                                (Restated due to SFAS 128)

27B                             Financial Data Schedule - Fiscal 1996
                                (Restated due to SFAS 128)