Form 10-Q
period 1998-05-10
QUALITY DINING INC
filed 1998-06-24
CIK 917126

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    May 10, 1998

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

                    Yes __X____           No ________

The number of shares of the registrant's common stock outstanding as of June 15, 1998 was 12,599,444.














                                QUALITY DINING, INC.
                           QUARTERLY REPORT ON FORM 10-Q
                         FOR THE QUARTER ENDED MAY 10, 1998
                                       INDEX


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

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...........12


Part II - Other Information

Item 1.   Legal Proceedings.......................................17

Item 2.   Changes in Securities...................................17

Item 3.   Defaults upon Senior Securities.........................17

Item 4.   Submission of Matters to a Vote of Security Holders.....17

Item 5.   Other Information.......................................17

Item 6.   Exhibits and Reports on Form 8-K........................18

Signatures........................................................18
























Part I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                               QUALITY DINING, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per share amounts)

                             Twelve Weeks Ended      Twenty-Eight Weeks Ended
                              May 10,      May 11,       May 10,      May 11,
                               1998         1997          1998         1997
                             --------     --------      --------     --------
Revenues:
Restaurant sales:
  Grady's American Grill        $ 20,827   $  20,813    $  46,308   $  48,368
  Burger King                     18,685      17,492       41,014      38,310
  Bruegger's Bagel Bakery           -         13,740         -         29,256
  Chili's Grill & Bar             12,902      12,500       29,750      28,087
  Italian Dining Division          3,424       3,157        7,913       6,117
                                 -------     -------      -------     -------
Total restaurant sales            55,838      67,702      124,985     150,138
  Franchise related revenue         -          3,396         -          7,479
                                 -------     -------      -------     -------
Total revenues                    55,838      71,098      124,985     157,617
                                 -------     -------      -------     -------
Operating expenses:
  Restaurant operating expenses:
    Food and beverage             16,597      20,780       37,057      46,178
    Payroll and benefits          15,793      20,677       35,646      45,349
    Depreciation and amortization  2,665       3,948        6,333       8,895
    Other operating expenses      13,693      19,193       29,758      38,119
                                 -------     -------      -------     -------
Total restaurant
  operating expenses              48,748      64,598      108,794     138,541

  General and administrative       3,726       9,666        8,435      15,496
  Amortization of intangibles        246       1,097          573       2,561
  Impairment of assets              -        185,000         -        185,000
  Store closing costs               -         15,513         -         15,513
  Franchise operating
    partner expense                 -          2,066         -          2,066
                                 -------     -------      -------     -------
Total operating expenses          52,720     277,940      117,802     359,177
                                 -------     -------      -------     -------
Operating income (loss)            3,118    (206,842)       7,183    (201,560)

Other income (expense):
  Interest expense                (2,841)     (2,164)      (6,656)     (4,535)
  Gain (loss) on sale of property
    and equipment                    (10)       -               9        -
  Interest income                     43          60          110         122
  Other income (expense), net         76         (12)          90         118
                                 -------     -------      -------     -------
Total other expense, net          (2,732)     (2,116)      (6,447)     (4,295)
                                 -------     -------      -------     -------
Income (loss) before
  income taxes (benefit)             386    (208,958)         736    (205,855)
Income taxes (benefit)               232      (7,217)         459      (5,743)
                                 -------     -------      -------     -------
Net income (loss)              $     154   $(201,741)   $     277   $(200,112)
                                 =======     =======      =======     =======
Basic net income
  (loss) per share             $     .01   $  (11.93)   $    0.02   $  (11.83)
                                 =======     =======      =======     =======
Diluted net income
  (loss) per share             $     .01   $  (11.93)   $    0.02   $  (11.83)
                                 =======     =======      =======     =======
Weighted average shares outstanding:
Basic                             12,599      16,910       12,599      16,910
                                  ======      ======       ======      ======
Diluted                           12,749      16,910       12,706      16,910
                                  ======      ======       ======      ======

See Accompanying Notes to Consolidated Financial Statements


                                 QUALITY DINING, INC.
                            CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                               (Dollars in thousands)

                                                   May 10,      October 26,
                                                    1998           1997
                                                  --------       ---------
ASSETS
------

Current assets:
  Cash and cash equivalents                     $    2,383      $    7,500
  Accounts receivable                                3,092           3,265
  Inventories                                        1,916           1,912
  Deferred income taxes                              3,322           5,191
  Other current assets                               2,251           5,942
                                                   -------         -------
Total current assets                                12,964          23,810
                                                   -------         -------

Property and equipment, net                        139,673         144,363
                                                   -------         -------
Other assets:
  Deferred income taxes                              6,340           4,809
  Trademarks, net                                   12,473          12,651
  Franchise fees and development costs, net          9,484           9,732
  Goodwill, net                                      8,844           9,135
  Notes receivable, less allowance                   6,000           6,000
  Pre-opening costs and
    non-competition agreements, net                    294             888
  Liquor licenses, net                               3,119           3,217
  Other                                              1,199           1,368
                                                   -------         -------
Total other assets                                  47,753          47,800
                                                   -------         -------
Total assets                                    $  200,390      $  215,973
                                                   =======         =======


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Current Portion of long-term debt             $  117,006      $        -
  Current portion of capitalized lease and
    non-competition obligations                        492             464
  Accounts payable                                   6,992           8,648
  Accrued liabilities                               18,973          22,937
                                                   -------         -------
Total current liabilities                          143,463          32,049

Long-term debt                                           -         127,106
Capitalized lease and non-competition
  obligations, principally to related parties,
  less current portion                               5,837           6,005
                                                   -------         -------
Total liabilities                                  149,300         165,160
                                                   -------         -------
Stockholders' equity:
  Preferred stock, without par value:
    5,000,000 shares authorized; none issued
  Common stock, without par value: 50,000,000
    shares authorized; 12,619,444 and 12,619,059
    shares issued, respectively                         28              28
  Additional paid-in capital                       236,420         236,420
  Accumulated deficit                             (185,108)       (185,385)
                                                   -------         -------
                                                    51,340          51,063
  Less treasury stock, at cost, 20,000 shares          250             250
                                                   -------         -------
Total stockholders' equity                          51,090          50,813
                                                   -------         -------
Total liabilities and stockholders' equity      $  200,390      $  215,973
                                                   =======         =======

See Notes to Consolidated Financial Statements



                              QUALITY DINING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                           (Dollars in thousands)


                                                    Twenty-Eight Weeks Ended
                                                       May 10,      May 11,
                                                        1998         1997
                                                     ----------   ---------
Cash flows from operating activities:
  Net income (loss)                                  $     277   $ (200,112)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation and amortization of
      property and equipment                             6,027        8,180
    Amortization of other assets                         1,707        4,647
    Impairment of assets                                  -         185,000
    Store closing accrual                                 -          15,513
    Deferred income taxes                                  338       (4,216)
    Gain on sale of property and equipment                  (9)        -
    Changes in assets and liabilities, net of
      consolidation of controlled affiliate:
        Net increase(decrease) in current assets         3,860       (4,896)
        Net increase (decrease) in
          current liabilities                           (5,137)      (2,058)
        Other                                                1          (19)
      Net cash provided by                             -------      -------
        operating activities                             7,064        2,039
                                                       -------      -------
Cash flows from investing activities
  Increase in notes receivable                            -         (23,927)
  Proceeds from sale of property and equipment             783         -
  Purchase of property and equipment                    (2,594)     (28,441)
  Payment of other assets                                  (88)      (2,949)
  Other				                                                (42)        -
                                                       -------      -------
      Net cash used in investing activities             (1,941)     (55,317)
                                                       -------      -------
Cash flows from financing activities:
  Proceeds from exercise of stock options                    -            1
  Borrowings of long-term debt                               -       55,000
  Repayment of long-term debt                          (10,100)           -
  Repayment of capitalized lease
    and non-competition obligations                       (140)        (106)
     Net cash provided (used)                          -------      -------
       by financing activities                         (10,240)      54,895
                                                       -------      -------

Net increase (decrease) in cash and cash equivalents    (5,117)       1,617
Cash and cash equivalents, beginning of period           7,500          444
                                                       -------      -------
Cash and cash equivalents, end of period             $   2,383    $   2,061
                                                       =======      =======


See Accompanying Notes to Consolidated Financial Statements.






                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             May 10, 1998
                             (Unaudited)

Note 1:  Description of Business.

Nature of Business - Quality Dining, Inc. and its subsidiaries (the "Company") develop and operate 143 quick service and full service restaurants in 20 states. As of May 10, 1998, the Company owned and operated 40 Grady's
American Grill restaurants, five restaurants under the tradename of Spageddies Italian Kitchen and three restaurants under the tradename of Papa Vino's Italian Kitchen. The Company also operated, as a franchisee,
67 Burger King restaurants and 28 Chili's Grill & Bar restaurants.

Note 2:  Basis of Presentation.

The accompanying consolidated financial statements include the accounts of Quality Dining, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the twelve-week and twenty-eight week periods ended May 10, 1998 are not necessarily indicative of the results that may be expected for the 52-week year ending October 25, 1998.

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

The subordinated note has an annual interest rate of 12% and will mature in October of 2004. Interest will be accrued and added to the principal amount of the note for the first three years and will be paid in cash for the remaining life of the note. The Company did not recognize any interest income from this note in the first twenty-eight weeks of fiscal 1998.





                           QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             May 10, 1998
                              (Unaudited)


The cash component of the proceeds included an adjustment for the calculation of the net working capital deficit. The calculation used was subject to final adjustment and is being disputed by Messrs. Brue and Dressell. The Company does not expect the ultimate resolution of this dispute to have a material adverse effect on the Company's financial position or results of operations.


Note 4: Impairment of Long-Lived Assets

On May 10, 1997, the Company's Board of Directors committed the Company to a plan of action to divest the Bruegger's bagel-related businesses. During the second quarter of fiscal 1997 the Company recorded a non-cash impairment charge of $185,000,000 and a store closing charge of $15,513,000 as a result of this decision. The non-cash impairment charge represented a reduction of the carrying amounts of bagel-related assets to their estimated fair values. The impairment charge included non-cash charges for the write-off of goodwill and the write-down of notes receivable and property and equipment. During the second quarter of fiscal 1997 the Company received non-binding offers to purchase its bagel-related assets and used these offers, less estimated costs to sell, to determine the current fair value of the bagel-related assets. On October 20, 1997 the Company sold all its bagel-related assets and no further charges were incurred.

The store closing charge represented the estimated costs associated with closing under-performing Bruegger's units and other Bruegger's units which were at various stages of development when the decision was made to divest the Bruegger's bagel-related businesses. The charge included amounts for terminating leases, the write-off of fixed assets and pre-opening costs, restaurant management severance costs and other store closing costs. As of May 10, 1998, $12,536,000 in costs related to these activities had been incurred, of which $1,743,000 were cash payments and $10,793,000 were non-cash charges, primarily for the write-down of fixed assets. The remaining costs are primarily associated with terminating occupancy leases which the Company expects to be substantially complete by the end of fiscal 1998. The Company believes that the remaining reserve is adequate to cover all future expenses relating to the closed stores.

Note 5: Franchise Operating Partner Program

During the second quarter of fiscal 1997 the Company recorded a $2,066,000 charge for expenses relating to the Franchise Operating Partner Program. These costs were primarily related to the professional services of financial advisors involved in negotiating with potential equity investors for the Franchise Operating Partner Program. The Franchise Operating Partner Program was canceled when the Company decided to divest Bruegger's Corporation.

Note 6:  Commitments.

As of May 10, 1998, the Company had commitments aggregating approximately $1,209,000 for the construction of new restaurants.



                           QUALITY DINING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             May 10, 1998
                             (Unaudited)


Note 7:  Long-Term Debt.

On October 9, 1997, the Company amended its revolving credit agreement with Chase Bank of Texas, as agent for a group of seven banks, providing for borrowings of up to $145,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread (8.6875% at May 10, 1998). The revolving credit agreement is supported by the pledge of the stock of certain subsidiaries of the Company. The revolving credit expires on April 26, 1999, at which time all amounts are due and therefore the revolving credit agreement has been classified as a current liability at May 10, 1998. The Company anticipates that the revolving credit agreement will be refinanced by the expiration date. However, there can be no assurance that the Company will complete this refinancing.

The revolving credit agreement contains, among other provisions, certain restrictive covenants including maintenance of certain prescribed debt and fixed charge coverage ratios, minimum levels of tangible net worth, limitations on the incurrence of additional indebtedness, limitations on consolidated capital expenditures and restrictions on the payment of dividends (other than stock dividends) on, or the purchase or redemption of, any shares of the Company's capital stock. In addition, the revolving credit agreement contains a mandatory reduction in borrowing availability to $140,000,000 by December 31, 1998. At May 10, 1998, the fair value of the amount outstanding under the Revolving Credit Agreement approximated the carrying amount.

Note 8: Earnings Per Share

The Company had outstanding at May 10, 1998 common shares totaling approximately 12,599,000. The Company had also granted options to purchase common shares to its employees and outside directors. These options have a dilutive effect on the calculation of earnings per share for the twelve and twenty-eight week periods ended May 10, 1998. These options were anti-dilutive for the twelve and twenty-eight week periods ended May 11, 1997. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS 128.


                                  Twelve weeks ended  Twenty-eight weeks ended
                                   May 10,   May 11,     May 10,      May 11,
                                    1998      1997        1998         1997
                                  --------  --------    --------     --------
(In thousands, except per share amounts)

Basic net income (loss) per share:
Net income (loss) available to
  common shareholders (numerator)  $   154  $(201,741)  $    277    $(200,112)
                                   =======  =========   ========    =========
Weighted average common shares
  outstanding (denominator)         12,599     16,910     12,599       16,910
                                   =======  =========   ========    =========

Basic net income (loss) per share  $  0.01  $  (11.93)  $   0.02    $  (11.83)
                                   =======  =========   ========    =========






                            QUALITY DINING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                May 10, 1998
                                (Unaudited)

Note 8: Earnings Per Share (continued)

                                  Twelve weeks ended  Twenty-eight weeks ended
                                    May 10,   May 11,     May 10,      May 11,
                                     1998      1997        1998         1997
                                   -------   -------     -------      --------
(In thousands, except per share amounts)

Diluted net income (loss) per share:
Net income (loss) available to
 common shareholders (numerator)   $   154  $(201,741)  $    277    $(200,112)
                                   =======  =========   ========    =========
Weighted average common shares
  outstanding                       12,599     16,910     12,599       16,910

Effect of dilutive securities:
  Options on common stock              150          -        107            -

Total common shares and dilutive    ------     ------     ------       ------
  securities(denominator)           12,749     16,910     12,706       16,910
                                    ======     ======     ======       ======
Diluted net income(loss)per share  $  0.01  $  (11.93)  $   0.02       (11.83)
                                    ======     ======     ======       ======



Note 9:  Contingencies.

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

Quality Baking, LLC, a franchisee of Bruegger's Franchise Corporation, and Mark Ratterman, Chris Galloway and Peter Shipman, principals of Quality Baking, LLC, commenced an action on July 9, 1997 filed in the United States District Court, for the Eastern District of Missouri, Eastern Division, against Bruegger's Corporation, Bruegger's Franchise Corporation, Nordahl Brue, Michael Dressell, Daniel B. Fitzpatrick and John Firth. On April 22,



                         QUALITY DINING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                           May 10, 1998
                           (Unaudited)


1998, the Court granted the defendants' Motion to Transfer this matter to the United States District Court for the Northern District of Indiana. The complaint alleges that the plaintiffs purchased their franchises based upon financial representations that have not materialized, that they purchased preferred stock in Bruegger's Corporation based upon false representations, that the defendants falsely represented their intentions with respect to repurchasing bakeries from the plaintiffs, and that the defendants violated implied covenants of good faith and fair dealing. Quality Baking, LLC has ceased payment of royalties as required under its franchise agreements for its four bakeries.

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

James T. Bies filed a shareholder derivative action in the United States District Court for the Southern District of Michigan on October 14, 1997. The complaint named as defendants 12 individuals who are current or former directors or officers of the Company. The complaint alleged that the individual defendants as directors breached fiduciary duties to the Company by approving certain transactions in 1997 involving loans to Bagel Acquisition Corporation that allegedly benefited Daniel B. Fitzpatrick, the Company's Chairman, President and Chief Executive Officer. The plaintiff also alleged that individual defendants participated in a "conspiracy to waste, dissipate,




                      QUALITY DINING, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        May 10, 1998
                        (Unaudited)

and improperly use funds, property and assets of Quality" for the benefit of Bagel Acquisition Corporation and Mr. Fitzpatrick. The plaintiff alleged that the Company and its shareholders had been damaged in an amount in excess of $28,000,000. The relief sought also included the appointment of a receiver, an accounting and attorney's fees. On April 27, 1998, the Court dismissed the complaint without prejudice, for failure to make a "demand" upon the Company's board of directors. By letter dated May 12, 1998, Mr. Bies has demanded that the Company pursue these claims against the defendants. In accordance with the Indiana Business Corporation Law, the board of directors has appointed a special committee to investigate the allegations and determine whether it is in the best interests of the Company to pursue this matter.

The Company and certain of its executive officers are defendants in two class action lawsuits filed in the United States District Court for the Northern District of Indiana. The complaints allege, among other things, that the defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. The plaintiffs are seeking, among other things, an award of unspecified compensatory damages, interest, costs and attorney's fees. The Company believes the complaints are without merit and intends to vigorously defend against the allegations made in the complaints. However, there can be no assurance that the ultimate outcome of these actions will not have a material adverse effect on the Company's financial position or results of operations.

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
                               Twelve Weeks Ended   Twenty-Eight Weeks Ended
                                May 10,     May 11,     May 10,    May 11,
                                 1998        1997        1998       1997
                               -------     -------      -------   -------

Revenues:
  Restaurant sales               100.0%      95.2%      100.0%      95.3%
  Franchise related revenue         -         4.8          -         4.7
                                 -----      -----       -----      -----
    Total revenues               100.0      100.0       100.0      100.0
                                 -----      -----       -----      -----
Operating expenses:
  Restaurant operating expenses (as % of restaurant sales)
    Food and beverage             29.7       30.7        29.7       30.8
    Payroll and benefits          28.3       30.5        28.5       30.2
    Depreciation and amortization  4.8        5.8         5.1        5.9
    Other operating expenses      24.5       28.3        23.8       25.4
    Total restaurant             -----      -----       -----      -----
     operating expenses           87.3       95.3        87.1       92.3

  General and administrative       6.7       13.6         6.7        9.8
  Amortization of intangibles      0.4        1.5         0.5        1.6
  Impairment of assets              -       260.2          -       117.4
  Store closing costs               -        21.8          -         9.8
  Franchise operating
   partner expense                  -         2.9          -         1.3
                                 -----      -----       -----      -----
    Total operating expenses      94.4      390.9        94.3      227.9
                                 -----      -----       -----      -----
Operating income (loss)            5.6     (290.9)        5.7     (127.9)
                                 -----      -----       -----      -----
Other income (expense):
  Interest expense                (5.1)      (3.1)       (5.3)      (2.8)
  Interest income                   .1         .1          .1         .1
  Other income (expense), net       .1         -           .1         -
                                 -----      -----       -----      -----
    Total other expense, net      (4.9)      (3.0)       (5.1)      (2.7)
                                 -----      -----       -----      -----
Income (loss) before
 income taxes (benefit)            0.7     (293.9)        0.6     (130.6)
Income taxes (benefit)             0.4      (10.1)        0.4       (3.6)
                                 -----      -----       -----      -----
Net income (loss)                  0.3%    (283.8)%       0.2%    (127.0)%
                                 =====      =====       =====      =====







Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Restaurant sales for the second quarter of fiscal 1998 were $55,838,000, a decrease of 17.5% over restaurant sales of $67,702,000 for the comparable period in fiscal 1997. Restaurant sales for the first twenty-eight weeks of fiscal 1998 were $124,985,000, a decrease of 16.8% over restaurant sales of $150,138,000 for the comparable period in fiscal 1997. The decrease for the quarter and the first twenty-eight weeks was attributable to the disposition of the Company's bagel-related businesses on October 20, 1997. Total revenues in fiscal 1997 included franchise related revenues from Bruegger's Corporation. Due to the sale of the bagel-related businesses, the Company no longer has any bagel-related revenue.

As a percentage of restaurant sales, total restaurant operating expenses decreased to 87.3% for the second quarter of fiscal 1998 from 95.3% in the second quarter of fiscal 1997 and to 87.1% in the first twenty-eight weeks of fiscal 1998 from 92.3% in the same period of fiscal 1997. Contributing to the decreases were lower food and beverage expense, lower payroll and benefits expense, lower depreciation expense and lower other operating expenses. This was primarily the result of the Company's divestiture of the bagel-related businesses and improved margin performance in the Company's full service dining concepts.

General and administrative expenses, as a percentage of total revenues, were 6.7% in the second quarter of fiscal 1998 versus 13.6% in the comparable period in fiscal 1997. General and administrative expenses, as a percentage of total revenues, were 6.7% for the first twenty-eight weeks of fiscal 1998 versus 9.8% in the comparable period in fiscal 1997. The reduction for the quarter and the first twenty-eight weeks was due to the sale of the bagel-related businesses.

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

In the second quarter of fiscal 1997, the Company recorded a $15,513,000 charge for closing under-performing Bruegger's units and other Bruegger's units which were at various stages of development when the decision was made to divest the bagel-related businesses. The charge included amounts for terminating leases, write-offs of fixed assets and pre-opening costs, restaurant management severance costs and other store closing costs.



Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

During the second quarter of fiscal 1997, the Company recorded a $2,066,000 charge for expenses related to the Franchise Operating Partner Program. These costs were primarily related to the professional services of financial advisors involved in negotiating with potential equity investors for the Franchise Operating Partner Program. The Franchise Operating Partner Program was canceled due to the Company's decision to divest Bruegger's Corporation.

Amortization of intangibles, as a percentage of total revenues, decreased to 0.4% for the second quarter of fiscal 1998 compared to 1.5% for the same period in fiscal 1997. For the first twenty-eight weeks of fiscal 1998 amortization of intangibles, as a percentage of total revenues, decreased to 0.5% compared to 1.6% for the same period in fiscal 1997. The decrease for the second quarter and the first twenty-eight weeks of fiscal 1998 were primarily due to the write-off of the bagel-related goodwill in the second quarter of fiscal 1997.

Total other expenses, as a percentage of total revenues, increased to 4.9% for the second quarter of fiscal 1998 from 3.0% during the comparable period in fiscal 1997. Total other expenses, as a percentage of total revenues, increased to 5.1% from 2.7% for the first twenty-eight weeks of fiscal 1998 compared to fiscal 1997. The increase was primarily due to an increase in interest expense resulting from increased borrowings and higher interest rates under the Company's revolving credit agreement.

The effective income tax rates for the twelve and twenty-eight weeks ended May 10, 1998 were 60.1% and 62.4%, respectively, compared to 3.5% (benefit) and 2.8% (benefit) for the twelve and twenty-eight weeks ended May 11, 1997.

The provision for income taxes includes federal and state income taxes using the Company's estimated effective income tax rate for the respective fiscal year. The high effective income tax rate for fiscal 1998 is mainly due to a large portion of state taxes being based on criteria other than income. The low income tax benefit rate in fiscal 1997 is a result of a significant portion of the $185.0 million non-cash charge for asset impairment being non-deductible for tax purposes.

For the second quarter of fiscal 1998, the Company reported net income of $154,000 compared to net loss of $201,741,000 for the second quarter of fiscal 1997. For the first twenty-eight weeks of fiscal 1998, the Company reported net income of $277,000 compared to net loss of $200,112,000 for the same period in fiscal 1997. The net loss for the quarter and the first twenty-eight weeks ended May 11, 1997 was primarily due to the $185,000,000 non-cash asset impairment charge and the $15,513,000 store closing charge, relating to the decision to divest the Bruegger's bagel-related businesses.

















Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $2,383,000 at May 10, 1998, a decrease of $5,117,000 from the $7,500,000 at October 27, 1996. The principal source of funds was provided by operations ($7,064,000). The primary uses of funds consisted of: (i) expenditures associated with new restaurant development and restaurant remodeling ($2,594,000) and (ii) repayment of long-term debt ($10,100,000).

The Company's primary cash requirements for the remainder of fiscal 1998 will be to finance (i) the reduction of debt under the Company's revolving credit agreement, (ii) the opening of new restaurants, (iii) remodeling and maintenance expenditures at existing restaurants and (iv) corporate capital expenditures. The Company's capital expenditures budget is expected to range from $5,000,000 to $7,000,000 for fiscal 1998. During fiscal 1998, the Company anticipates opening four Burger King restaurants. One Burger King restaurant was opened during the first quarter of fiscal 1998, two are planned to open during the third quarter and one in the fourth quarter. The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new restaurants opened and the actual expense related to remodeling and maintenance of existing units.

On October 9, 1997, the Company amended its revolving credit agreement with Chase Bank of Texas, as agent for a group of seven banks, providing for borrowings of up to $145,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread (8.6875% at May 10, 1998). The revolving credit agreement expires on April 26, 1999 and is supported by the pledge of the stock of certain subsidiaries of the Company. As of May 10, 1998, there was $117,006,000 outstanding under this revolving credit agreement. The revolving credit agreement expires on April 26, 1999 and therefore all amounts under the revolving credit agreement have been classified as a current liability as of May 10, 1998. The Company anticipates that the revolving credit agreement will be refinanced by the expiration date. However, there can be no assurance that the Company will complete this refinancing.

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

The Company anticipates that its cash flow from operations, together with amounts available under its revolving credit agreement and other sources, will be sufficient to fund its planned expansion and other operating cash requirements through the end of fiscal 1998.










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


This report contains certain forward-looking statements, including statements about the Company's development plans, that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the availability and cost of suitable locations for new restaurants; the availability and cost of capital to the Company; the the ability of the Company to refinance its credit facility; the ability of the Company to develop and operate its restaurants; the hiring, training and retention of skilled corporate and restaurant management and other restaurant personnel; the integration and assimilation of acquired concepts; the overall success of the Company's franchisors; the ability to obtain the necessary government approvals and third-party consents; the ability of the Company to modify or redesign its computer systems to work properly in the year 2000 and the cost thereof; and changes in governmental regulations, including increases in the minimum wage.



PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Note 9 to the unaudited consolidated financial statements of the Company included in Part I of this report is incorporated herein by reference.


Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

On March 10, 1998, the Company held its annual meeting of shareholders.   At
the meeting, the shareholders elected the following directors by the vote indicated to serve until the year 2001 annual meeting of shareholders.

                                                          Broker
	                    			      For          Withheld      Non-votes
                           ----------      ---------     ---------
James K. Fitzpatrick	      10,955,488        437,962	            0
Ezra H. Friedlander	       10,995,633	       397,817	            0
Steven M. Lewis   	        11,011,497	       381,953	            0


In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

                                         					Term Expires
                                              ------------
Christopher J. Murphy, III                            1999
William R. Schonsheck		                               1999
Daniel B. Fitzpatrick                                 2000
Arthur J. Decio                                       2000


Coopers & Lybrand, L.L.P. was approved as auditors for the Company for 1998 by the following vote:

11,286,958 For;  69,942 Against; 36,550 Abstentions and Broker non-votes


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

					                                  	     Quality Dining, Inc.
					                                        (Registrant)



Date: June 23, 1998	       	 		               By: /s/Martin Miranda
                                              Vice President & Controller
                                             (Principal accounting officer)



































INDEX TO EXHIBITS


Exhibit
 No.                                     Description


27                                      Financial Data Schedule


















3


Page 1