Form 10-Q
period 1998-08-02
QUALITY DINING INC
filed 1998-09-16
CIK 917126

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                                FORM 10-Q


(Mark One)


(X)  Quarterly Report Pursuant to Section 13 or 15(d) of
  the Securities Exchange Act of  1934


For the quarterly period ended    August 2, 1998


                            OR


( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

For the transition period from  ______________ to____________________

Commission file number      0-23420
                           ------------

                          QUALITY DINING, INC.
   (Exact name of registrant as specified in its charter)

         Indiana                             35-1804902
-------------------------------        -------------------------------
(State or other jurisdiction of       (I.R.S.EmployerIdentification No.)
 incorporation or organization)

           4220 Edison Lakes Parkway, Mishawaka, Indiana 46545
           ---------------------------------------------------
           (Address of principal executive offices and zip code)


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

                    Yes __X____           No ________

The number of shares of the registrant's common stock outstanding as of September 14, 1998 was 12,599,444.








                               QUALITY DINING,
                      INC. QUARTERLY REPORT ON FORM 10-Q
                            FOR THE QUARTER ENDED
                                August 2, 1998
                                  INDEX


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

Item 5.   Other Information.......................................18

Item 6.   Exhibits and Reports on Form 8-K........................18

Signatures........................................................18





































Part I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                                  QUALITY DINING, INC.
                           CONSOLIDATED STATEMENTS OPERATIONS
                                     (Unaudited)
                          (In thousands, except per share amounts)

                              Twelve Weeks Ended           Forty Weeks Ended
                             August 2,   August 3,       August 2,    August 3,
                               1998       1997             1998         1997
                             --------    --------        --------     --------
Revenues:
Restaurant sales:
  Grady's American Grill     $ 17,553  $  18,453         $  63,861   $  66,821
  Burger King                  20,262     17,915            61,276      56,225
  Bruegger's Bagel Bakery        -        18,635              -         47,892
  Chili's Grill & Bar          13,244     13,253            42,994      41,340
  Italian Dining                3,558      3,364            11,471       9,481
                              -------    -------           -------     -------
Total restaurant sales         54,617     71,620           179,602     221,759
  Franchise related revenue      -         1,712              -          9,190
                              -------    -------           -------     -------
Total revenues                 54,617     73,332           179,602     230,949
                              -------    -------           -------     -------
Operating expenses:
  Restaurant operating expenses:
    Food and beverage          16,134     21,459            53,191      67,637
    Payroll and benefits       15,711     21,787            51,357      67,137
    Depreciation and
    amortization                2,586      4,505             8,919      13,401
    Other operating expenses   13,324     18,783            43,083      56,900
Total restaurant operating    -------    -------           -------     -------
  expenses                     47,755     66,534           156,550     205,075

  General and administrative    3,642      7,977            12,077      23,473
  Amortization of intangibles     251        267               824       2,828
  Impairment of assets           -          -                 -        185,000
  Store closing costs            -          -                 -         15,513
  Franchise operating
    partner expense              -          -                 -          2,066
                              -------    -------           -------     -------
Total operating expenses       51,648     74,778           169,451     433,955
                              -------    -------           -------     -------
Operating income (loss)         2,969     (1,446)           10,151    (203,006)

Other income (expense):
  Interest expense             (2,596)    (3,043)           (9,252)     (7,578)
  Gain (loss) on sale
    of property and equipment      (8)       538                 1         539
  Interest income                  45         36               155         158
  Other income (expense),
    net                           164        (16)              253         101
                              -------    -------           -------     -------
Total other expense, net       (2,395)    (2,485)           (8,843)     (6,780)
                              -------    -------           -------     -------
Income (loss) before
  income taxes (benefit)          574     (3,931)            1,308    (209,786)
Income taxes (benefit)            344         40               803      (5,703)
                              -------    -------           -------     -------
Net income (loss)           $     230   $ (3,971)         $    505   $(204,083)
                              =======    =======           =======     =======
Basic net income (loss)
per share                   $     .02   $  (0.23)         $   0.04   $  (12.07)
                              =======    =======           =======     =======
Diluted net income (loss)
per share                   $     .02   $  (0.23)         $   0.04   $  (12.07)
                              =======    =======           =======     =======


Weighted average shares outstanding:
Basic                          12,599     16,910            12,599      16,910
                              =======    =======           =======     =======
Diluted                        12,601     16,910            12,671      16,910
                              =======    =======           =======     =======

See Accompanying Notes to Consolidated Financial Statements.



                           QUALITY DINING,INC.
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                         (Dollars in thousands)


                                           August 2,            October 26,
                                             1998                  1997
ASSETS                                     --------             ----------

Current assets:
  Cash and cash equivalents              $   1,938              $   7,500
  Accounts receivable                        2,865                  3,265
  Inventories                                1,897                  1,912
  Deferred income taxes                      3,115                  5,191
  Other current assets                       2,738                  5,942
                                           -------                -------
Total current assets                        12,553                 23,810
                                           -------                -------

Property and equipment, net                139,466                144,363
                                           -------                -------
Other assets:
  Deferred income taxes                      6,310                  4,809
  Trademarks, net                           12,396                 12,651
  Franchise fees and
  development costs, net                     9,404                  9,732
  Goodwill, net                              8,719                  9,135
  Notes receivable, less allowance           6,000                  6,000
  Pre-opening costs and
    non-competition agreements, net            264                    888
  Liquor licenses, net                       3,079                  3,217
  Other                                        970                  1,368
                                           -------                -------
Total other assets                          47,142                 47,800
                                           -------                -------
Total assets                             $ 199,161              $ 215,973
                                           =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capitalized
  lease and non-competition
  obligations                            $     504              $    464
  Accounts payable                           6,873                 8,648
  Accrued liabilities                       19,195                22,937
                                           -------               -------
Total current liabilities                   26,572                32,049

Long-term debt                             115,506               127,106
Capitalized lease and non-competition
  obligations, principally to related
  parties, less current portion              5,765                 6,005
                                           -------               -------
Total liabilities                          147,843               165,160
                                           -------               -------

Stockholders' equity:
  Preferred stock, without par value:
   5,000,000 shares authorized; none
   issued Common stock, without par
   value: 50,000,000 shares authorized;
   12,619,444 and 12,619,059
   shares issued, respectively                  28                   28
  Additional paid-in capital               236,420              236,420
  Accumulated deficit                     (184,880)            (185,385)
                                           -------              -------
                                            51,568               51,063
  Less treasury stock, at cost,
   20,000 shares                               250                  250
                                           -------              -------
Total stockholders' equity                  51,318               50,813
Total liabilities and stockholders'        -------              -------
 equity                                  $ 199,161            $ 215,973
                                           =======              =======


See Notes to Consolidated Financial Statements.



                          QUALITY DINING, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                         (Dollars in thousands)

                                                          Forty Weeks Ended
                                                        August 2,    August 3,
                                                          1998         1997
Cash flows from operating activities:                   -------       -------
  Net income (loss)                                    $    505     $(204,083)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation and amortization of
      property and equipment                              8,643        12,291
    Amortization of other assets                          2,304         6,034
    Impairment of assets                                   -          185,000
    Store closing accrual                                  -           15,513
    Deferred income taxes                                   575        (4,215)
    Gain on sale of property and equipment                   (1)         (539)
    Changes in assets and liabilities, net of
      consolidation of controlled affiliate:
        Net increase(decrease) in current assets          3,619        (4,818)
        Net increase (decrease) in
          current liabilities                            (5,034)      (10,368)
        Other                                                 -           (29)
      Net cash provided (used) by                       -------       -------
        operating activities                             10,611        (5,214)
                                                        -------       -------
Cash flows from investing activities
     Increase in notes receivable                          -          (23,927)
     Proceeds from sale of property and equipment           839         1,905
     Purchase of property and equipment                  (5,067)      (30,772)
     Payment of other assets                               (214)       (3,110)
     Other                                                   69          -
                                                        -------       -------
      Net cash used in investing activities              (4,373)      (55,904)
                                                        -------       -------
Cash flows from financing activities:
     Proceeds from exercise of stock options               -                1
     Borrowings of long-term debt                          -           62,500
     Repayment of long-term debt                        (11,600)           (4)
     Repayment of capitalized lease
      and non-competition obligations                      (200)         (198)
     Net cash provided (used)                           -------       -------
       by financing activities                          (11,800)       62,299
                                                        -------       -------
Net increase (decrease) in cash and cash equivalents     (5,562)        1,181
Cash and cash equivalents, beginning of period            7,500           444
                                                        -------       -------
Cash and cash equivalents, end of period               $  1,938      $  1,625
                                                        =======       =======


See Accompanying Notes to Consolidated Financial Statements.





                          QUALITY DINING, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             August 2, 1998
                               (Unaudited)

Note 1:  Description of Business.

Nature  of  Business  - Quality Dining, Inc. and its
subsidiaries  (the "Company")  develop  and  operate 145
quick  service  and  full  service restaurants  in  20
states. As of August 2, 1998 the Company owned and operated 40 Grady's American Grill restaurants, four restaurants under the tradename of Spageddies Italian
Kitchen and four restaurants under the  tradename of Papa
Vino's Italian Kitchen. The Company also operated, as a franchisee, 69 Burger King restaurants and 28 Chili's
Grill & Bar restaurants.

Note 2:  Basis of Presentation.

The accompanying consolidated financial statements include the accounts of Quality Dining, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-Q  and  Article 10 of Regulation S-X  promulgated  by
the Securities  and Exchange Commission.  Accordingly, they
do not include all of the information and footnotes
required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair
presentation  have been  included.   Operating results for
the twelve-week and forty-week periods ended August 2, 1998 are not necessarily indicative of the results that may be expected for the 52-week year ending October 25, 1998.

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

The subordinated note has an annual interest rate of 12% and will mature in October of 2004. Interest will be accrued and added to the principal amount of the note for the first three years and will be paid in cash for the remaining life of the note. The Company did not recognize any interest income from this note in the first forty weeks of fiscal 1998.





                        QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
                      Continued August 2, 1998
                            (Unaudited)


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

The store closing charge represented the estimated costs
associated with closing  under-performing Bruegger's units
and  other  Bruegger's  units which  were at various stages
of development when the decision was  made to  divest the
Bruegger's bagel-related businesses. The charge  included
amounts  for terminating leases, the write-off of fixed
assets and  preopening costs, restaurant management
severance costs and  other  store closing  costs.  As of
August 2, 1998, $12,634,000 in costs related  to these
activities  had  been  incurred, of which  $1,841,000 were
cash payments and $10,793,000 were non-cash charges,
primarily for the writedown  of fixed assets. The remaining
costs are primarily associated with terminating occupancy
leases  which  the  Company   expects to be substantially
complete by the end of fiscal 1998. The Company believes that the remaining reserve is adequate to cover all future expenses relating to the closed stores.

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

Note 6:  Commitments.

As   of   August  2,  1998,  the  Company  had  commitments
aggregating approximately $764,000 for the construction of new restaurants.



                          QUALITY DINING, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             August 2, 1998
                               (Unaudited)


Note 7:  Long-Term Debt.

On  September  11,  1998,  the  Company  amended  its
revolving  credit agreement with Chase Bank of Texas, as
agent for a group of seven banks, providing for borrowings
of up to $130,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread (8.6875% at August 2,
1998). The revolving credit agreement is secured by the
stock of certain subsidiaries  of  the Company, the $10
million junior subordinated note issued by Bruegger's Corporation and substantially all of the Company's personal property. The revolving credit expires on April 26, 2000, at which time all amounts are due. As a result of this amendment, the Company has classified its outstanding borrowings under the credit agreement as long-term debt.
The revolving credit agreement contains, among other
provisions, certain restrictive  covenants including
maintenance of certain prescribed debt and fixed charge coverage ratios, limitations on the incurrence of
additional    indebtedness,   limitations   on
consolidated    capital expenditures, restrictions on the
payment of dividends (other than stock dividends)and limitations on the purchase or redemption of shares of the Company's capital stock. In addition, the revolving credit agreement contains a mandatory reduction in borrowing availability on December 31, 1999 to the lesser of $125,000,000 or an amount based on a contractual formula. In addition, based on a contractual formula, the borrowing availability may be reduced on June 30, 1999. At August 2, 1998, the fair value of the amount outstanding under the Revolving Credit Agreement approximated the carrying amount.


Note 8: Earnings Per Share

The  Company  had  outstanding at August 2, 1998 common
shares  totaling approximately  12,599,000. The Company had
also  granted  options  to purchase  common  shares to its employees
and outside directors.   These options have a dilutive effect on the
calculation of earnings per  share for  the  twelve  and
forty week periods ended August  2,  1998.   These options
were anti-dilutive for the twelve and forty week periods ended August 3, 1997. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS 128.


                                   Twelve weeks ended   Forty weeks ended
                                   August 2,  August 3,   August 2, August 3,
                                     1998       1997        1998      1997
                                   --------   --------    --------  --------
(In thousands, except per share amounts)

Basic net income (loss) per share:
Net income (loss) available to
  common shareholders (numerator) $    230   $ (3,971)    $    505  $(204,083)
                                   =======    =======      =======    =======
Weighted average common shares
  outstanding (denominator)         12,599     16,910       12,599     16,910
                                   =======    =======      =======    =======

Basic net income (loss) per share $   0.02   $  (0.23)    $   0.04  $  (12.07)
                                   =======    =======      =======    =======






                          QUALITY DINING, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,Continued
                            August 2, 1998
                             (Unaudited)

Note 8: Earnings Per Share (continued)

                                      Twelve weeks ended  Forty weeks ended
                                     August 2,  August 3,  August 2,  August 3,
                                       1998       1997       1998       1997
                                     --------   --------   --------   --------
(In thousands, except per share amounts)

Diluted net income (loss) per share:
Net income (loss) available to
 common shareholders (numerator)    $    230   $ (3,971)  $    505   $(204,083)
                                     =======    =======    =======     =======
Weighted average common shares
  outstanding                         12,599     16,910     12,599      16,910
Effect of dilutive securities:
  Options on common stock                  2       -            72        -
                                     -------    -------    -------     -------
Total common shares and dilutive
  securities(denominator)             12,601     16,910     12,671      16,910
                                     =======    =======    =======     =======

Diluted net income(loss)per share   $   0.02   $  (0.23)  $   0.04    $ (12.07)
                                     =======    =======    =======     =======

Note 9:  Contingencies.

The Company and certain of its officers and directors are parties to various legal proceedings relating to the Company's purchase, operation and financing of the Company's bagel-related businesses.

BruWest,  L.L.C.,  a franchisee of Bruegger's Franchise
Corporation  (a former indirect subsidiary of the Company),
and Timothy Johnson, Gregory LeMond,    Michael  Snow  and
Matthew  Starr,  principals   of   BruWest (collectively "BruWest")
commenced an action on January 30, 1997 filed in the United States District Court, Districtof Minnesota, against Bruegger's Franchise Corporation, Quality Dining, Inc., Daniel B. Fitzpatrick (the "Bruegger's Defendants") and an investment banking firm retained  by BruWest, alleging inter alia that the
Bruegger's Defendants breached  commitments to provide
financing to BruWest,  interfered  with the plaintiffs'
efforts to obtain financing from third parties, violated
existing  franchise  and  development  agreements  between
BruWest  and Bruegger's  Franchise Corporation, violated
certain  provisions  of  the Minnesota  Franchise  Act and
breached duties and implied  covenants  of good  faith  and
fair  dealing.  The Bruegger's Defendants  denied  all
allegations  in  the  complaint.  Without  admitting  any
liability  or obligation  to  do so, on March 11, 1997,
Bruegger's Corporation  loaned $1.2 million to the
plaintiffs. The loan is secured by certain assets of the
plaintiffs and personal guarantees of Messrs. LeMond and
Snow.  The loan provides for monthly interest payments
commencing April 11, 1997 at the  rate  of  nine percent
(9%) per annum and matured on September  11, 1997.    On
March  14,  1997,  the  complaint  was  dismissed,  without
prejudice.   On  May  22,  1997,  BruWest  refiled  the
complaint with additional allegations challenging the enforceability of the loan documents and personal guarantees. BruWest has ceased payment of royalties as required under its franchise agreements and did not repay the loan at maturity. This action was settled on August 19,1998.

Quality  Baking, LLC, a franchisee of Bruegger's Franchise
Corporation, and Mark Ratterman, Chris Galloway and Peter Shipman, principals ofQuality Baking, LLC, commenced an action on July 9, 1997 filed in the United States District Court, for the Eastern District of Missouri, Eastern Division, against Bruegger's Corporation, Bruegger's Franchise Corporation, Nordahl Brue, Michael Dressell, Daniel B. Fitzpatrick and John Firth.

                            QUALITY DINING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
                         Continued August 2, 1998
                              (Unaudited)

On April 22, 1998, the Court granted the defendants' Motion to Transfer this matter to the United States District Court for the
Northern  District  of Indiana. The complaint  alleges that the plaintiffs
purchased  their franchises   based  upon  financial  representations   that
have not materialized,   that  they  purchased  preferred  stock  in
Bruegger's Corporation based upon false representations, that the defendants falsely represented their intentions with respect to repurchasing bakeries from the plaintiffs, and that the defendants violated implied covenants of good faith and fair dealing.

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

Both  of  the above pending franchise related actions are in preliminary stages  and  only limited discovery has
occurred. In all  of  the  above cases,  one  or  more
present or former officers and  directors  of  the Company
have been named as party defendants and the Company has  and is advancing defense costs on their behalf.  Pursuant to the
Share Exchange Agreement by  and  among Quality Dining, Inc.,
Bruegger's  Corporation, Nordahl  L.  Brue  and Michael J. Dressell,
the Agreement and  Plan  of Merger  by and among Quality Dining, Inc.,
Bagel Disposition Corporation and  Lethe,  LLC, and certain
other related agreements entered into as part of the disposition of the Company's bagel-related businesses, the Company is responsible for 50% of the first $14 million of franchise related litigation expenses, inclusive of attorney's fees, costs, expenses, settlements and judgments (collectively "Franchise Damages"). Bruegger's Corporation and certain of its affiliates are obligated to indemnify the Company from all other Franchise Damages.
The Company  is obligated to pay the first $3 million of its share of
Franchise Damages in cash. Through August 31, 1998, the Company has paid approximately $850,000 in cash and assigned its $1.2 million note from BruWest to Bruegger's Corporation which together reduce the Company's remaining obligation to pay cash in respect of Franchisee Damages to approximately $950,000. The remaining $4 million of the Company's share of Franchise Damages is payable by crediting amounts owed to the Company pursuant  to the  $10  million  junior subordinated note issued  to the
Company by Bruegger's Corporation. Through August 31, 1998, the outstanding balance due under the junior subordinated note has been reduced  by $600,000  in  respect of Franchisee Damages.  Based upon the  currently available information, the Company does not believe  that these  cases individually or in the aggregate will have a material adverse effect  on the  Company's  financial  position and results of
operations.   Such assessment is based upon the Company's belief  that
Bruegger's Corporation has and will continue to have the ability to perform its indemnity obligations.

James T. Bies filed a shareholder derivative action in the
United States District  Court  for the Southern District of
Michigan  on  October  14, 1997.   The complaint named as
defendants 12 individuals who are current or former directors or officers of the Company. The complaint alleged that the individual defendants as directors breached fiduciary duties to the Company by approving certain transactions in 1997 involving loans to Bagel Acquisition Corporation that allegedly benefited Daniel B. Fitzpatrick, the Company's




                               QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
                            Continued August 2, 1998
                                  (Unaudited)


Chairman,  President and Chief Executive Officer.   The
plaintiff also alleged that individual defendants participated in a "conspiracy to waste, dissipate, and improperly use funds, property and assets of Quality" for the benefit of Bagel Acquisition
Corporation and Mr. Fitzpatrick. The plaintiff alleged that the Company and its shareholders had been damaged in an amount in excess of $28,000,000. The relief sought also included the appointment of a receiver, an accounting and attorney's fees. On April 27, 1998, the Court dismissed the complaint without prejudice, for failure to make a "demand" upon the Company's board of directors. By letter dated May 12, 1998, Mr. Bies has demanded that the Company pursue these claims against the defendants. In accordance with the Indiana Business Corporation Law, the board of directors has appointed a special committee to investigate the allegations and determine whether it is in the best interests of the Company to pursue this matter. The special committee consists of three of the Company's outside directors, Messrs. Decio, Lewis and Murphy (named defendants in the action) along with David T. Link, Dean of the Notre
Dame Law School. Subsequent to the establishment of the special committee, Mr. Bies refiled his action on July
30,  1998.  The Company intends to request the District
Court to dismiss and/or stay this proceeding pending completion of the special committee's investigation.

The Company and certain of its executive officers are defendants in two class action lawsuits filed in the United States District Court for the Northern District of
Indiana.   The complaints  allege,  among  other things,
that the defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder by failing to disclose various matters in connection with the Company's acquisition, development, financing and disposition of its bagel-related businesses. The putative class period in such actions is from June 7, 1996 to May 13, 1997 on which dates the price of the Company's common stock closed at $34.25 and $6.56, respectively. The plaintiffs are seeking, among other things, an award of unspecified compensatory damages, interest, costs and attorney's fees. The Company believes
that it   and  its  executive  officers  have  meritorious
defenses to the allegations and it intends to vigorously defend against the allegations made in the complaints. However, there can be no assurance that the ultimate outcome of these or other actions (including other actions under federal or state securities laws) arising out of the Company's acquisition, development, financing and disposition of its bagel-related businesses will not have a material adverse effect on the Company's financial position or results of operations.

The Company is involved in various other legal proceedings incidental to the conduct of its business. Management does not expect that any such proceedings will have a material adverse effect on the Company's financial position or results of operations.

As previously disclosed, the Company remains liable on a guarantee it made in 1997 of $4.2 million of debt between Chase Bank of Texas and a franchisee of Bruegger's. This debt is secured by certain of the assets of the franchisee and by the personal guarantees of the principals of the franchisee (collectively the "Collateral Security"). Subsequent to the close of the third quarter the franchisee informed the Company that it anticipates
defaulting on the debt in the  near  future.   In  such
event, it is reasonably possible that the Company could suffer a loss in an amount equal to the difference between the full amount of the debt and the amount that can be realized from the Collateral Security. The Company is proceeding to assess the value that can be received from the Collateral Security as well as the various rights, obligations and options that may be available to it in
the event of a default.   There can  be no assurance that
the Company will be able to realize sufficient value from the Collateral Security to satisfy the amount of the obligation.


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
                                      Twelve Weeks Ended    Forty Weeks Ended
                                   August 2,  August 3,  August 2,   August 3,
                                     1998       1997       1998        1997
                                   --------   --------   --------    --------
Revenues:
  Restaurant sales                   100.0%    97.7%       100.0%       96.0%
  Franchise related revenue             -       2.3           -          4.0
                                     -----    -----        -----       -----
    Total revenues                   100.0    100.0        100.0       100.0
                                     -----    -----        -----       -----
Operating expenses:
  Restaurant operating expenses (as % of restaurant sales)
    Food and beverage                 29.5     30.0         29.6        30.5
    Payroll and benefits              28.8     30.4         28.6        30.3
    Depreciation and amortization      4.7      6.3          5.0         6.0
    Other operating expenses          24.4     26.2         24.0        25.7
                                     -----    -----        -----       -----
    Total restaurant
     operating expenses               87.4     92.9         87.2        92.5

  General and administrative           6.7     10.9          6.7        10.2
  Amortization of intangibles          0.5      0.4          0.5         1.2
  Impairment of assets                  -        -            -         80.1
  Store closing costs                   -        -            -          6.7
  Franchise operating
   partner expense                      -        -            -          0.9
                                    -----     -----        -----       -----
    Total operating expenses         94.6     102.0         94.4       187.9
                                    -----     -----        -----       -----
Operating income (loss)               5.4      (2.0)         5.6       (87.9)
                                    -----     -----        -----       -----
Other income (expense):
  Interest expense                   (4.8)     (4.1)        (5.2)       (3.3)
  Interest income                      .1        -            .1          .1
  Gain on sale of property
    and equipment                      -         .7           -           .2
  Other income (expense), net          .3        -            .1          .1
                                    -----     -----        -----       -----
    Total other expense, net         (4.4)     (3.4)        (5.0)       (2.9)
                                    -----     -----        -----       -----
Income (loss) before income
  taxes (benefit)                     1.0      (5.4)         0.6       (90.8)
Income taxes (benefit)                0.6        -           0.4        (2.5)
                                    -----     -----        -----       -----
Net income (loss)                     0.4%     (5.4)%        0.2%      (88.3)%
                                    =====     =====        =====       =====



Item  2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Restaurant sales for the third quarter of fiscal 1998 were $54,617,000, a decrease of 23.7% over restaurant sales of $71,620,000 for the comparable period in fiscal 1997.
Restaurant sales for the first  forty weeks  of  fiscal  1998 were $179,602,000, a decrease of 19.0% over restaurant sales of $221,759,000 for the comparable period in fiscal 1997.
The decrease for the quarter and the first forty weeks was attributable to the disposition of the Company's bagel-related businesses on October 20, 1997. Total revenues in fiscal 1997 included franchise related revenues from Bruegger's Corporation. Due to the sale of the bagel-related businesses, the Company no longer has any bagel related revenue.

As a percentage of restaurant sales, total restaurant operating expenses decreased to 87.4% for the third quarter of fiscal 1998 from 92.9% in the third quarter of fiscal
1997 and to 87.2% in the first forty  weeks of fiscal
1998  from  92.5%  in  the same period of fiscal  1997.
Contributing to the decreases were lower food and beverage expense, lower payroll and benefits expense, lower depreciation expense and lower other operating expenses.
This was primarily the result of the Company's divestiture of the bagel-related businesses and improved margin performance at each of the Company's remaining restaurant concepts.

General and administrative expenses, as a percentage of total revenues, were 6.7% in the third quarter of fiscal
1998 versus  10.9%  in  the comparable period in fiscal
1997. General and administrative expenses, as a percentage of total revenues, were 6.7% for the first forty weeks of fiscal 1998 versus 10.2% in the comparable period in fiscal 1997. The reduction for the quarter and the first forty weeks was due to the sale of the bagel-related businesses.

During the second quarter of fiscal 1997, the Company recorded a noncash impairment charge of $185,000,000 as a result of the decision to divest its bagel-related businesses. The non-cash impairment charge represented a reduction of the carrying amounts of bagel-related assets to their estimated fair value. The impairment charge included non-cash charges for the write-off of goodwill and the write-down of notes receivable and property and equipment. On October 20, 1997 the Company sold the bagel-related businesses and no further charges were recorded.

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

Amortization of intangibles, as a percentage of total revenues, increased to 0.5% for the third quarter of fiscal 1998 compared to 0.4% for the same period in fiscal 1997. For the first forty weeks of fiscal 1998 amortization of intangibles, as a percentage of total revenues, decreased to 0.5% compared to 1.2% for the same period in fiscal 1997. The decrease for the first forty weeks of fiscal 1998 was primarily due to the write-off of the bagel-related goodwill in the second quarter of fiscal 1997.

Total other expenses, as a percentage of total revenues, increased to 4.4% for the third quarter of fiscal
1998  from  3.4%  during  the comparable  period in fiscal 1997.
Total other expenses, as a percentage of total revenues, increased to 5.0% from 2.9% for the first forty weeks of fiscal 1998 compared to fiscal 1997. The increase was primarily due to an increase in interest expense resulting from increased borrowings and higher interest rates under the Company's revolving credit agreement.


The effective income tax rates for the twelve and forty weeks ended August 2, 1998 were 59.9% and 61.4%, respectively, compared to 1.0% and 2.7% (benefit) for the twelve and forty weeks ended August 3, 1997.
The provision for income taxes includes federal and state income taxes using the Company's estimated effective income tax rate for the respective fiscal year. The high effective income tax rate for fiscal 1998 is mainly due to a large portion of state taxes being based on criteria other than income. The low income tax benefit rate in fiscal 1997 is a result of a significant portion of the $185.0 million non-cash charge for asset impairment being non-deductible for tax purposes.

For the third quarter of fiscal 1998, the Company reported
net income of $230,000  compared to net loss of $3,971,000
for the  third  quarter  of fiscal  1997.  For  the first
forty weeks of fiscal  1998,  the  Company reported  net
income of $505,000  compared to net loss of  $204,083,000
for  the  same period in fiscal 1997. The net loss for the
third quarter of  fiscal  1997 was mainly due to the poor
performance of the Company's bagel-related businesses. The
net loss for the first forty  weeks  ended August  3,  1997
was primarily due to the $185,000,000 non-cash asset impairment charge and the $15,513,000 store closing charge, relating to the decision to divest the Bruegger's bagel-related businesses.



Item  2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

The Company's cash and cash equivalents were $1,938,000 at August 2, 1998, a decrease of $5,562,000 from the $7,500,000 at October 26, 1997. The principal source of funds for the forty weeks ended August 2, 1998 were provided by operations ($10,611,000). The primary uses of funds for the period consisted of: (i) expenditures associated with new restaurant development and restaurant remodeling ($5,067,000) and (ii) repayment of long-term debt ($11,600,000).

The Company's primary cash requirements for the remainder of fiscal 1998 will be to finance (i) the reduction of debt under the Company's revolving credit agreement,
(ii) the development of new restaurants, (iii) remodeling and maintenance expenditures at existing restaurants and
(iv) corporate capital expenditures. The Company's capital expenditures budget is expected to range from $5,000,000 to $7,000,000 for fiscal 1998. During fiscal
1998, the Company has opened four Burger King restaurants.
One Burger King restaurant was opened during the first quarter, two opened during the third quarter and one is planned for the fourth quarter (which opened on August 10, 1998).
The Company does not anticipate opening any other restaurants during fiscal 1998. The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new restaurants opened and the actual expense related to remodeling and maintenance of existing units.

On September 11, 1998, the Company amended its revolving credit agreement with Chase Bank of Texas, as agent for a group of seven banks, providing for borrowings of up to $130,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread (8.6875% at August 2, 1998). The revolving credit agreement is secured by the stock of certain subsidiaries of the Company, the $10 million junior subordinated note issued by Bruegger's Corporation and substantially all of the Company's personal property. The revolving credit expires on April 26, 2000, at which time all amounts are due. As a result of this amendment, the Company has classified its outstanding borrowings under the credit agreement as long-term debt.

The revolving credit agreement contains, among other provisions, certain restrictive covenants including maintenance of certain prescribed debt and fixed charge coverage ratios, limitations on the incurrence of
additional    indebtedness,   limitations   on
consolidated    capital expenditures, restrictions on the
payment of dividends (other than stock dividends) and limitations on the purchase or redemption of shares of the
Company's  capital  stock.   In  addition,  the  revolving
credit agreement contains a mandatory reduction in borrowing availability December 31, 1999 to the lesser of $125,000,000 or an amount based on a contractual formula. In addition, based on a contractual formula, the borrowing availability may be reduced on June 30, 1999.

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
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

IMPACT OF YEAR 2000
-------------------

The term "Year 2000" is a general term used to describe the various problems that may result from the improper processing of dates and datesensitive calculations by computers and other machinery and equipment as the year
2000 is approached and thereafter. These problems generally arise from the fact that most of the world's computer hardware and software has historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from dates in the "1900's."

The  Company's State of Readiness.
---------------------------------

The Company has established a formal plan ("Year 2000 Plan") to (i) test its information technology systems to evaluate Year 2000 compliance, (ii) assess the Year 2000 compliance of its information technology vendors, (iii) assess its non-information technology systems that utilize embedded technology such as microcontrollers and (iv) determine the readiness of third parties such as government agencies, utility companies, telecommunication companies, suppliers and other "non-technology" third party vendors. The extent of any additional charges or expenses the Company may incur have not yet been determined.

Independent of the Company's Year 2000 Plan, the Company has previously determined it would replace its point of sale equipment in its 76 full service dining restaurants. This determination was part of the Company's ongoing efforts to enhance financial controls through a centralized, computerized, accounting system to enhance the tracking of data to enable the Company to better manage its operations. The Company is currently evaluating point of sale systems and expects to replace the point of sale equipment in its full service restaurants by August, 1999 with systems that will be Year 2000 compliant. The Company expects the replacement of the point of sale equipment in its 76 full service restaurants to cost approximately $3 million. The Company's point of sale equipment in its 70 Burger King restaurants is Year 2000 compliant.

Costs  to  Address the Company's Year 2000 Issues.
-------------------------------------------------

The Company expenses costs associated with its Year 2000 Plan as the costs are incurred except for costs that the Company would otherwise capitalize. The Company is unable to estimate the costs it may incur as a result of Year 2000 problems suffered by third parties with which it deals.

Risks  Presented by Year 2000 Problems.
---------------------------------------

To operate its businesses, the Company relies upon government agencies, utility companies, telecommunications companies, suppliers and other third party service providers over which it can assert little control. The Company's ability to conduct its business is dependent upon the ability of these third parties to avoid Year 2000 related disruption. If they do not adequately address their Year 2000 issues, the Company's business may be materially affected which could result in a materially adverse effect on the Company's results of operations and financial condition. If the Company is not able to integrate replacement point of sale systems at its full service restaurants, its ability to effectively operate
those restaurants could be substantially impaired.   As a result of the
Company's ongoing assessment, the Company may identify additional areas of its business that are at risk of Year 2000 disruption. The absence of any such determination at this point represents only the current status of the assessment phase of the Company's Year 2000 Plan and should not be construed to mean that there are no other areas of the Company's business which are at risk of a Year 2000 related disruption.






Item  2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


The Company's Contingency Plans.
--------------------------------

The Company's Year 2000 Plan calls for the development of contingency plans for areas of its business that are susceptible to a substantial risk of a Year 2000 related disruption. The Company has not yet developed detailed contingency plans specific to Year 2000 events for any specific area of business. Consistent with its Year 2000 Plan, the Company will develop specific Year 2000 contingency plans for such areas of business as and if such determinations are made.


This report contains certain forward-looking statements, including statements about the Company's development plans, that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the availability and cost of suitable locations for new restaurants; the availability and cost of capital to the Company; the ability of the Company to develop and operate its restaurants; the hiring, training and retention of skilled corporate and restaurant management and other restaurant personnel; the integration and assimilation of acquired concepts; the overall success of the Company's franchisors; the ability to obtain the necessary government approvals and third-party consents; the ability of the Company and third party providers to modify or redesign its computer systems to work properly in the year 2000 and the cost thereof; and changes in governmental regulations, including increases in the minimum wage.



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


                                             Quality Dining, Inc.
                                             (Registrant)



Date: September 14, 1998                     By: /s/Martin Miranda
                                             Vice President & Controller
                                             (Principal accounting officer)







                      INDEX TO EXHIBITS


Exhibit
No.                           Description
--------                     ------------

27                            Financial Data Schedule

4-C                    (i)   Second Amendment and Restated Revolving
                             Credit  Agreement, dated as of September 11,
                             1998 between the Registrant and GAGHC, Inc., as borrowers, and Chase Bank of Texas
                             National Association, as administrative agent, NBD Bank, N.A., as documentation agent and the Banks named therein.


4-C                   (ii)   Pledge and Security Agreement to Chase Bank
                             of Texas, National Association, as Agent dated as of September 11, 1998.

4-C                  (iii)   Reaffirmation of Subsidiary Guaranty, dated
                             as of September 11, 1998.




Exhibit 4-C (i)




              SECOND AMENDED AND RESTATED REVOLVING
                        CREDIT AGREEMENT


                 DATED AS OF SEPTEMBER 11, 1998


                        BY AND BETWEEN


                    QUALITY DINING, INC.
                           AND
                       GAGHC, INC.,
                       as Borrowers,

                           AND

                  THE BANKS WHICH ARE PARTY HERETO

                           AND

                CHASE BANK OF TEXAS, NATIONAL ASSOCIATION
               (f/k/a Texas Commerce Bank National Association),
                   as Administrative Agent

                           AND

                      NBD Bank, N.A.
                   as Documentation Agent




                            TABLE OF CONTENTS

                                                           PAGE
ARTICLE I.  DEFINITIONS.......................................1

ARTICLE II.  THE ADVANCES....................................13
2.1.Advances.................................................13
2.2.Election by Borrower.....................................18
2.3.Increased Costs; Capital Adequacy........................19
2.4.Liquidation Fee..........................................21
2.5.Basis for Determining LIBOR Rate Inadequate
    or Unfair................................................21
2.6.Payments.................................................22
2.7.Setoff; etc..............................................22
2.8.Sharing..................................................23
2.9.Commitment Fee...........................................23
2.10.Amendment Fees..........................................23
2.11.Lending Branch..........................................23
2.12.Letters of Credit.......................................23
2.13.Application of Payments and Collections.................26
2.14.Extension of Termination Date...........................27

ARTICLE III.  CONDITIONS PRECEDENT...........................28
3.1.Conditions Precedent to Initial Advance..................28
3.2.ConditionsPrecedent to All Advances......................30

ARTICLE IV.  REPRESENTATIONS AND WARRANTIES..................30
4.1.Organization;etc.........................................30
4.2.Due Authorization........................................31
4.3.Subsidiaries.............................................31
4.4.Validity of the Agreement; etc...........................31
4.5.Financial Statements.....................................31
4.6.Litigation; etc..........................................32
4.7.Compliance with Law......................................32
4.8.ERISA Compliance.........................................32
4.9.Title to Assets..........................................33
4.10.Indebtedness............................................33
4.11.Use of Proceeds.........................................33
4.12.Margin Stock............................................33
4.13.Investment Company Act..................................33
4.14.Unregistered Securities.................................33
4.15.Public Utility Holding Company Act......................33
4.16.Accuracy of Information.................................34
4.17.Tax Returns; Audits.....................................34
4.18.Environmental and Safety Regulations....................34
4.19.Forecasts...............................................35
4.20.Solvency................................................35
4.21.No Default..............................................35
4.22.Subsidiary Guarantors...................................35
4.23.Year 2000 Compliance....................................35

ARTICLE V.  CERTAIN AFFIRMATIVE COVENANTS....................36
5.1.Financial Information; etc...............................36
5.2.Maintenance of Corporate Existence; etc..................38
5.3.Payment of Taxes; etc....................................38
5.4.Compliance with Laws.....................................38
5.5.Books and Records; etc...................................38
5.6.Insurance................................................39
5.7.Conduct of Business......................................39
5.8.Maintain Business........................................39
5.9.ERISA....................................................39
5.10.Changes to GAAP.........................................40
5.11.Use of Proceeds.........................................40
5.12.Subsidiary Guaranty.....................................40
5.13.Security Documents......................................41
5.14.Year 2000 Compliance....................................42
5.15.Survival of Warranties and Representations..............42

ARTICLE VI.CERTAIN FINANCIAL COVENANTS
           AND NEGATIVE COVENANTS............................42
6.1.Fixed Charge Coverage Ratio..............................43
6.2.Ratio of Funded Debt to Pro Forma ConsolidatedCash Flow..43
6.3.Limitations on Indebtedness..............................43
6.4.Liens....................................................44
6.5.Dividends, Stock Purchases and Restricted Payments.......45
6.6.Sales of Assets..........................................46
6.7.Mergers and Consolidations...............................46
6.8.Preferred Stock of Subsidiaries..........................46
6.9.Disposition ofSecurities of a Subsidiary.................46
6.10.Investments.............................................47
6.11.Transactions with Affiliates............................47
6.12.Capital Expenditures....................................48
6.13.Acquisitions............................................48

ARTICLE VII.  EVENTS OF DEFAULT..............................48
7.1.Events of Default........................................48
7.2.Action If Event of Default...............................50
7.3.Remedies.................................................50

ARTICLE VIII.  THE AGENT.....................................51
8.1.Appointmentand Authorization.............................51
8.2.Power....................................................51
8.3.Employment ofCounsel; etc................................52
8.4.Reliance.................................................52
8.5.General Immunity.........................................52
8.6.Credit Analysis..........................................53
8.7.Agent and Affiliates.....................................53
8.8.Indemnification..........................................53
8.9.Successor Administrative Agent...........................54
8.10.Agents' Fees............................................54
8.11.Collateral Matters......................................54

ARTICLE IX. AMENDMENT AND RESTATEMENT........................55
9.1.Amendment and Restatement of Existing Credit Agreement...55
9.2.Replacement Notes........................................55
9.3.Security Documents.......................................55

ARTICLE X.  MISCELLANEOUS....................................56
10.1.Waivers, Amendments; etc................................56
10.2.Payment Dates...........................................56
10.3.Notices.................................................56
10.4.Costs and Expenses......................................56
10.5.Indemnification.........................................57
10.6.Severability............................................57
10.7.Cross-References........................................58
10.8.Headings................................................58
10.9.Governing Law...........................................58
10.10.Successors and Assigns.................................58
10.11.Execution in Counterparts..............................59
10.12.Joint and Several Liability............................59
10.13.Financial Information..................................60
10.14.Consent toJurisdiction.................................60
10.15.WAIVER OF JURYTRIAL....................................60


SCHEDULE I  -Commitments

ANNEX I   - List of Jurisdictions in which the Borrower
            is Qualified to Do Business
ANNEX II  - List of Subsidiaries; Jurisdiction of
            Incorporation and Stock Ownership
ANNEX III - Indebtedness; Liens
ANNEX IV  - Investments

EXHIBIT A-Form of Note
EXHIBIT B-Notice of Borrowing
EXHIBIT C-Legal Opinion of Counsel
EXHIBIT D-Form of Assignment Agreement



SECOND AMENDED AND RESTATED
REVOLVING CREDIT AGREEMENT

This Second Amended and Restated Revolving Credit
Agreement dated as of September 11, 1998 by and between Quality Dining, Inc., an Indiana corporation, and GAGHC, Inc., a Delaware corporation, as Borrowers, the banks now or hereafter parties hereto
(the "Banks"), Chase Bank of Texas, National
Association, in its capacity as Administrative Agent for the Banks (in its capacity as such, and together with any successor administrative agent hereunder, the "Administrative Agent") and NBD Bank, N.A. in its capacity as Documentation Agent for the Banks (in such capacity, the "Documentation Agent").

WHEREAS, the Borrowers have requested and the Banks have agreed to amend the Existing Credit Agreement
(as defined below);

WHEREAS, the Borrowers, the Banks and the Agents have agreed to enter into this Agreement in order to (i) amend and restate the Existing Credit Agreement; (ii) re-evidence the Obligations, which shall be repayable in accordance with the terms of this Agreement; and
(iii) set forth the terms and conditions under which the Banks will, from time to time, make loans and extend other financial accommodations to or for the benefit of the Borrowers; and

WHEREAS, it is the intention of the parties to this Agreement that this Agreement not constitute a novation of the obligations under the Existing Credit Agreement and that, from and after the Effective Date, the Existing
Credit Agreement shall be amended and restated hereby and all references herein to "hereunder," "hereof," or words of like import and all references in any other Loan Document to the "Credit Agreement" or words of like import shall mean and be a reference to the Existing Credit Agreement as amended and restated hereby.

NOW, THEREFORE, in consideration of the terms and conditions contained herein, and of any loans or extensions of credit heretofore, now or hereafter made to or for the benefit of the Borrowers by the Banks and the Agents, the parties hereto agree as follows:


ARTICLE I.
DEFINITIONS

The following terms when used in this Agreement shall, except where the context otherwise requires, have the following meanings (such definitions to be equally applicable to the singular and plural forms thereof):

"Acquisition" means any transaction, or any series of related transactions, consummated on or after the Effective Date, by which either of the Borrowers and/or their respective Subsidiaries (i) acquires any going business or all or substantially all of the assets of any firm, corporation or division thereof, whether through purchase of assets, merger or otherwise or (ii) directly or indirectly acquires (in one transaction or as the most recent transaction in a series of transactions) voting power for the election of directors (other than securities having such power only by reason of the happening of a contingency) or a majority (by percentage of voting power) of the outstanding partnership interests of a partnership (any such target business, assets, corporation, partnership or the like herein referred to as a "Target").

"Acquisition Closing Date" means the date of the consummation of any Acquisition of any Target under the terms of this Agreement.

"Adjusted LIBOR Rate" shall mean a rate per annum determined pursuant to the following formula:

                            LIBOR Rate
                      -----------------------
Adjusted LIBOR Rate = 1 - Reserve Requirement

"Advance" shall mean an Advance as described in Section 2.1(a).

"Affiliate" shall include, with respect to any Person, any Person which directly or indirectly controls, is controlled by, or is under common control with such party and in addition, in the case of the Borrower and each Subsidiary, each officer, director, stockholder, joint venturer and partner of the Borrower and each Subsidiary. For purposes of this definition, a Person shall be deemed to control another Person if the controlling Person owns directly or indirectly five percent (5%) or more of the shares of stock of the controlled Person or possesses, directly or indirectly, the power to direct or cause the direction of the management and policies of the controlled Person, whether through ownership of stock, by contract or otherwise.

"Agent" shall mean each of the Administrative Agent and the Documentation Agent, and "Agents" shall mean the Administrative Agent and the Documentation Agent collectively.

"Agreement" shall mean this Second Amended and Restated Revolving Credit Agreement as originally executed and as amended, modified or supplemented from time to time.

"Available Excess Cash Flow" shall mean, as of any date of determination thereof, 50% of Excess Cash
Flow, if any, calculated semiannually on a cumulative basis for the period from October 25, 1998 to and including the last day of the second fiscal quarter of QDI or the last day of the fiscal year of QDI, as applicable, for which consolidated financial statements of QDI and its Subsidiaries shall have been delivered to the Banks pursuant to Section 4.5, less the sum of (i) any Restricted Payments pursuant to clause (y) of Section 6.5 hereof from and after the Effective Date through such date and (ii) any Capital Expenditures pursuant to Section 6.12(b) hereof from and after the Effective Date through such date.

"Banks" shall mean the Banks referenced in the preamble hereto or any assignee or successor thereto.

"Base Rate" shall mean, for any day, a fluctuating rate of interest per annum equal to the higher of (i) the Prime Rate for such day, and (ii) the Federal
Funds Rate plus 0.50%.

"Base Rate Loan" shall mean, as of any date, an Advance designated as a "Base Rate Loan" pursuant to
Section 2.2.

"Board of Directors" shall mean the Board of Directors of QDI, GAGHC or any Subsidiary Guarantor, as applicable.

"Borrower" shall mean each of QDI and GAGHC; and "Borrowers" shall mean QDI and GAGHC together.

"Business Day" shall mean any day on which commercial banks are not authorized or required to close in Houston, Texas and if such day relates to an event, a transaction or a notice in respect of a LIBOR Base
Loan, a day which is also a day on which dealings in U.S. Dollar deposits are carried out in the London interbank market.

"Capital Expenditure" shall mean any expenditure by a Borrower or any Subsidiary in respect of the purchase or other acquisition of assets which, in conformity with GAAP, are included in the property, plant, equipment, or other fixed asset accounts reflected in the consolidated balance sheet of QDI.

"Capital Lease" shall mean a lease of (or other agreement conveying the right to use) real and/or personal property, which obligation is, or in accordance with GAAP (including Statement of Financial Accounting Standards No. 13 of the
Financial Accounting Standards Board) is required to be, classified and accounted for as a capital lease on a balance sheet of such Person.

"Capital Lease Obligations" shall mean, with respect to any Person, any obligation of such Person to pay rent or other amounts under a Capital Lease and for purposes of this Agreement the amount of each Capital
Lease Obligation shall be the capitalized amount thereof determined in accordance with GAAP.

"CBT" shall mean Chase Bank of Texas, National
Association, in its individual capacity.

"Change of Control" shall mean the ownership, through purchase or otherwise (including the agreement to act in concert without anything more), by any Person or group of Persons (other than one or more of Daniel B. Fitzpatrick, the spouse, children or grandchildren or the heirs of Daniel B.
Fitzpatrick or any trusts created for their benefit) acting in concert, directly or indirectly, in one or more transactions, of (i) beneficial ownership or control of securities representing more than 30% of the combined voting power of QDI's Voting Stock or
(ii) substantially all of the assets of QDI.

"Code" shall mean the Internal Revenue Code of 1986, as amended from time to time.

"Commitment" shall mean, for each Bank for any period, the amount appearing opposite such Bank's name under the heading "Commitments" in Schedule I, as such amount may be reduced pursuant to Section
2.1(b) or temporarily adjusted pursuant to Section
2.1(d) and as said Schedule I may be amended from time to time pursuant to Section 10.1; provided, however that the aggregate Commitments of all Banks shall not exceed $130,000,000.

"Consolidated Capital Expenditures" shall mean, for any fiscal period, the sum of all Capital
Expenditures made by the Borrowers and their consolidated Subsidiaries during such period.

"Consolidated Cash Flow" of any person shall mean, for any period for which the amount thereof is to be determined, Consolidated Net Income of such Person for such period, plus (to the extent deducted in determining Consolidated Net Income and without duplication to adjustments to net income of such Person (determined in accordance with GAAP) made in the determination of Consolidated Net Income) (i) provisions for any Federal, state or local taxes based upon the income or profits of such Person during such period, (ii) interest expense of such Person during such period and (iii) depreciation and amortization of such Person during such period, and
(iv) other non-cash income or expenses of such Person during such period.

"Consolidated Net Income" shall mean, for any period for which the amount thereof is to be determined, the net income (or net losses) of QDI and its Subsidiaries on a consolidated basis as determined in accordance with GAAP after deducting, to the extent included in computing said net income and without duplication, (i) the income (or deficit) of any Person (other than a Subsidiary) in which QDI or any of its Subsidiaries has any ownership interest, except to the extent that any such income has been actually received by QDI or such Subsidiary in the form of cash dividends or similar cash distributions,
(ii) any income (or deficit) of any other Person accrued prior to the date it becomes a Subsidiary of QDI or merges into or consolidates with QDI or another of its Subsidiaries, (iii) the gain or loss
(net of any tax effect) resulting from the sale, exchange or disposal of any capital assets, (iv) any gains or losses, or other income (net of any tax effect in respect thereof) which is nonrecurring or otherwise properly classified as extraordinary in accordance with GAAP, (v) income resulting from any reappraisal, reevaluation or write-up of any assets,
(vi) any portion of the net income of the Subsidiaries which for any reason is not available for distribution, and (vii) the proceeds of any life insurance policy on the life of any officer, director or employee of QDI or any of its Subsidiaries.

"Default" shall mean any event which if continued uncured would, with notice or lapse of time or both, constitute an Event of Default.

"Earnings Available for Fixed Charges" shall mean, for any period for which the amount thereof is to be determined, the sum of(without duplication): (i) the Consolidated Cash Flow of QDI and its Subsidiaries for such period, and (ii) the rents and other payments
(exclusive of property taxes, property and liability insurance premiums and maintenance costs) made by QDI and its Subsidiaries during such period under Operating Leases.

"Effective Date" shall mean the later of September
11, 1998 and the date on which the conditions set forth in Article III are satisfied.

"ERISA" shall mean the Employee Retirement Income
Security Act of 1974, as amended, and any successor statute of similar import, together with the regulations thereunder and under the Code, in each case as in effect from time to time. References to sections of ERISA shall be construed to also refer to any successor sections.

"ERISA Affiliate" shall mean any corporation, trade or business that is, along with QDI or any of its Subsidiaries, a member of a controlled group of corporations or a controlled group of trades or businesses, as described in Sections 414(b) and 414(c), respectively, of the Code or Section 4001 of ERISA.

"Event of Default" shall mean any Event of Default described in Article VII.

"Excess Cash Flow" shall mean, for any period, an amount equal to (a) Consolidated Cash Flow for such period minus the sum of (i) Federal, state or local taxes paid during such period, (ii) the lesser of Capital Expenditures made during such period (other than any Capital Expenditures made pursuant to
Section 6.12(b) hereof) and the Specified Amount, and
(iii) all interest on Indebtedness paid during such period by QDI and/or its Subsidiaries.

"Existing Credit Agreement" shall mean the Amended and Restated Revolving Credit Agreement dated as of December 21, 1995 by and between QDI, GAGHC, the
Banks which are party thereto (the "Existing Banks") and CBT (f/k/a Texas Commerce Bank, National
Association), as Agent, as amended by a First
Amendment to Amended and Restated Revolving Credit
Agreement dated as of November 7, 1996, a Waiver and Amendment dated as of September 16, 1997 and a Second
Amendment to Amended and Restated Revolving Credit Agreement dated as of October 9, 1997.

"Existing Notes" shall mean the promissory notes issued by the Borrowers in favor of the Existing
Banks evidencing the Loans outstanding under the Existing Credit Agreement.

"Federal Funds Rate" means a fluctuating interest rate per annum equal for each day to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve
System arranged by Federal funds brokers, as published for such day (or, if such day is not a Business Day, for the next preceding Business Day) by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations for such day on such transactions received by the Administrative Agent from three Federal funds brokers of recognized standing selected by it.

"Fixed Charges" shall mean, for any period for which the amount thereof is to be determined, the sum of the following (without duplication): (i) Interest
Charges of QDI and its Subsidiaries for such period, plus (ii) all rents and other payments (exclusive of property taxes, property and liability insurance premiums and maintenance costs) which are made by QDI and its Subsidiaries during such period under Operating
Leases in respect of which QDI or any of its Subsidiaries is obligated as a lessee or user or as a guarantor of the obligations of a lessee or user, plus (iii) Capital Lease Obligations paid or required to be paid by QDI or any of its Subsidiaries during such period, plus (iv) the Principal Requirement for such period.

"Funded Debt" of any Person shall mean all Indebtedness owed or guaranteed by such Person which by its terms matures more than one year from the date of creation or which is renewable at the option of the obligor for more than one year from such date whether or not theretofore renewed; provided that, for purposes of the computation of the Indebtedness
Ratio and the financial covenant set forth in Section
6.2, the guarantee by QDI of a credit facility in an amount not to exceed $4,200,000 to BFBC, Ltd., a Florida limited partnership, shall be included.

"GAAP" shall mean generally accepted accounting principles consistently applied and maintained throughout the term of this Agreement except for such changes as are in accordance with the generally accepted accounting principles in effect at the time of such change and shall be concurred in by the certified public accountants certifying the financial statement of QDI and its Subsidiaries. Whenever any accounting term is used herein which is not otherwise defined, it shall be interpreted in accordance with GAAP.

"GAGHC" shall mean GAGHC, Inc., a Delaware corporation, and its successors and assigns, and any surviving, resulting or transferee corporation.

"Guarantee(s)" shall mean all guarantees, sales with recourse, endorsements (other than for collection or deposit in the ordinary course of business) and other obligations (contingent or otherwise) by any Person to pay, purchase, repurchase or otherwise acquire or become liable upon or in respect of any Indebtedness of any other Person, and, without limiting the generality of the foregoing, all obligations
(contingent or otherwise) by any Person to purchase products, supplies or other property or services for any Person under agreements requiring payment therefor regardless of the non-delivery or non-furnishing thereof, or to make investments in any other Person, or to maintain the capital, working capital, solvency or general financial conditions of any other Person, or to indemnify any other Person against and hold him harmless from damages, losses and liabilities, all under circumstances intended to enable such other Person or Persons to discharge any Indebtedness or to comply with agreements relating to such Indebtedness or otherwise to assure or protect creditors against loss in respect of such Indebtedness. The amount of any Guarantee shall be deemed to be the amount of the Indebtedness of, or damages, losses or liabilities of, the other Person or Persons in connection with which the Guarantee is made or to which it is related unless the obligations under the Guarantee are limited to a determinable amount, in which case the amount of such Guarantee shall be deemed to be such determinable amount.

"Indebtedness" of any Person shall mean and include, as of any date as of which the amount thereof is to be determined, (i) all obligations of such Person for borrowed money or which has been incurred in connection with the acquisition of Property; (ii) all Guarantees of such Person; (iii) all indebtedness, liabilities and other obligations secured by any Lien on or in respect of Property of such Person, whether or not liability has been assumed by such Person for the payment of such obligations;(iv) all indebtedness, liabilities and other obligations of such Person arising under any conditional sale or other title retention agreement, whether or not the rights and remedies of the seller or lender under such agreement in the event of default are limited to repossession or sale of such property; and
(v) Capital Lease Obligations of such Person.

"Indebtedness Ratio" shall mean, as of any date of determination thereof, the ratio of (i) Funded Debt of QDI and its Subsidiaries as of such date, to (ii) the Pro Forma Consolidated Cash Flow of QDI and its
Subsidiaries for the twelve-month period ending on such date.

"Interest Charges" of any Person shall mean, for any period for which the amount thereof is to be determined, the sum of (i) all interest on Indebtedness paid or payable during such period by such Person (including the portion of rents payable under Capital Leases allocable to interest), plus
(ii) all debt discount and expense amortized or required to be amortized during such period by such Person.

"Interest Period" shall mean, with respect to any LIBOR Base Loan, the period designated by a Borrower for the computation of interest commencing on the date the relevant Advance is made and ending on the date which is one (1), two (2), three (3) or six (6) months thereafter. For purposes of determining an Interest Period, a month means a period starting on one day in a calendar month and ending on a numerically corresponding date in the next calendar month, provided, however, that if there is no numerically corresponding day in the month in which an Interest Period is to end or if an Interest Period begins on the last day of a calendar month, such Interest Period shall end on the last Business Day of such calendar month and provided further that no Interest Period may extend beyond the Termination
Date.

"Investment" shall mean any purchase of capital stock, obligations or other securities of any Person, any contribution of capital to any Person, any loan, advance or extension of credit to any Person or other investment or acquisition of any interest in any Person.

"Junior Subordinated Note" shall mean the junior subordinated note dated October 20, 1997 in the original principal amount of $10,000,000 issued by Bruegger's Corporation to QDI, and thereafter assigned by QDI to Southwest Dining, Inc., as it may be amended, modified, restated or replaced from time to time.

"LIBOR Base Loan" shall mean, for any Interest
Period, an Advance designated as a LIBOR Base Loan pursuant to Section 2.2.

"LIBOR Rate" shall mean for each Interest Period the rate of interest per annum as determined by the Administrative Agent (rounded upward, if necessary, to the nearest whole multiple of one-sixteenth of one percent (1/16th of 1%)) at which deposits of United
States Dollars in immediately available and freely transferable funds are offered at 11:00 A.M. London time two (2) Business Days prior to the commencement of such Interest Period to the Administrative Agent or its agent in the London interbank market for a term comparable to such Interest Period and in an amount comparable to the principal amount of the LIBOR Base Loan to be outstanding during such Interest Period.

"Lien" shall mean:  (a) any interest in Property
(whether real, personal or mixed and whether tangible or intangible) which secures the payment of indebtedness or an obligation owed to, or a claim by, a Person other than the owner of such Property, whether such interest is based on the common law, statute or contract, including, without limitation, any such interest arising from a mortgage, charge, pledge, security agreement, conditional sale, Capital Lease or trust receipt, or arising from a lease, consignment or bailment given for security purposes, and (b) any exception to or defect in the title to or ownership interest in such Property, including, without limitation, reservations, rights of entry, possibilities of reverter, encroachments, easements, rights of way, restrictive covenants, leases and licenses. For purposes of this Agreement, a Borrower or any Subsidiary shall be deemed to be the owner of any Property which it has acquired or holds subject to a conditional sale agreement, Capital Lease or other arrangement pursuant to which title to the Property has been retained by or vested in some other person for security purposes.

"Loan" shall mean, individually or collectively, as the case may be, a Base Rate Loan or a LIBOR Base Loan.

"Loan Document" shall mean, individually or collectively, as the case may be, this Agreement, the Notes, the Subsidiary Guaranty, the Reaffirmation of
Subsidiary Guaranty and each Security Document, each as originally executed and as amended, modified or supplemented from time to time.

"Material Adverse Occurrence" shall mean any occurrence of whatsoever nature (including, without limitation, any adverse determination in any litigation, arbitration or governmental investigation or proceeding) which could materially adversely affect the business, properties, operations or condition, financial or otherwise, of QDI and its Subsidiaries or could materially impair the ability of QDI or its Subsidiaries to perform its obligations under the Loan Documents.

"Maximum Primary Capital Expenditures" shall mean (i) for the 1999 fiscal year of QDI, $10,000,000 and (ii) for the 2000 fiscal year of QDI, $8,000,000.

"Monthly Payment Date" shall mean the first Business
Day of each calendar month, commencing on the first of such dates to occur after the Effective Date.

"Net Proceeds" shall mean, with respect to any sale of assets, the proceeds of such sale net of (i) direct out-of-pocket costs and expenses of such sale,
(ii) federal and state income taxes, sales taxes, transfer taxes or similar taxes imposed on the seller on account of such sale, and (iii) amounts, if any, required to be paid with respect to Indebtedness secured by any Lien on such assets which is senior in priority to the Lien of the Administrative Agent, if any, on such assets.

"Northern" shall mean The Northern Trust Company, in its individual capacity.

"Note(s)" shall mean, individually or collectively, as the case may be, each of the promissory notes, substantially in the form of Exhibit A attached hereto, made by the Borrowers payable to the order of each of the Banks to evidence the Advances made by such Bank, and such other promissory notes accepted by the Banks in exchange for or in substitution of any such Notes.

"Note Pledge Agreement" shall mean the Note Pledge
Agreement dated as of October 22, 1997 by and between Southwest Dining, Inc. and the Administrative Agent for the benefit of the Banks, as it may be amended, modified, restated or replaced from time to time.

"Notice of Borrowing" shall mean the notice in the form of Exhibit B attached hereto to be delivered to the Administrative Agent pursuant to Section 2.1(d).

"Obligations" shall mean all loans (including the Loans), Advances, debts, liabilities, obligations, covenants and duties owing by the Borrowers or the Subsidiary Guarantors to the Administrative Agent, the Banks or any Bank of any kind or nature, present or future, arising under this Agreement or any other
Loan Document, whether evidenced by any note, guaranty or other instrument, whether for the payment of money or in kind, whether arising by reason of any extension of credit, issuing, guaranteeing or confirming of a letter of credit, guaranty, indemnification or in any other manner, whether direct or indirect (including those acquired by assignment or purchase), absolute or contingent, due or to become due, and however acquired. The term includes, without limitation, all principal, interest, fees, charges, expenses, reasonable attorneys' fees, and any other sum chargeable to the Borrowers under this Agreement.

"Operating Lease" shall mean a lease (excluding
Capital Leases) of Property to which QDI or any of its Subsidiaries is a party as lessee having an unexpired term (including any periods of renewal or extension which may be exercised at the option of the lessor or lessee) in excess of one year.

"PBGC" shall mean the Pension Benefit Guaranty
Corporation and any entity succeeding to any or all of its functions under ERISA.

"Percentage" shall mean, with respect to each Bank, the percentage derived from dividing such Bank's
Commitment by the sum of the aggregate Commitments for all Banks; provided that after the termination of the Commitments, "Percentage" shall mean, with respect to each Bank, the percentage derived by dividing the principal amount outstanding of such Bank's Note by the aggregate principal amount outstanding of all Notes.

"Permitted Disposition" shall mean (i) any sale by a Borrower or any Subsidiary of inventory in the ordinary course of its business and on usual and customary terms, (ii) any sale of a past due receivable for collection only in the ordinary course of business, (iii) any sale of assets of a Subsidiary to QDI or a Subsidiary Guarantor, (iv) any sale of equipment no longer used or useful in the business of a Borrower or any Subsidiary and (v) any sale or lease by a Borrower or any Subsidiary of any other assets
(including without limitation the capital stock of any Subsidiary), provided that no sale or financing of assets by the Borrower or a Subsidiary described in clause (v) above shall be a Permitted Disposition unless the Net Proceeds of such sale or financing are applied within twelve months
(x) to prepay Funded Debt of the Borrowers and/or (y) to acquire replacement assets having equal or greater value.

"Permitted Investment" shall mean any of the following Investments made by QDI or any of its Subsidiaries in any Person: (i) obligations, with a maturity of less than two years from the date of acquisition thereof, issued by or unconditionally guaranteed by the United States of America or an agency or instrumentality thereof backed by the full faith and credit of the United States of America;
(ii) direct obligations of any state of the United
States, any subdivision or agency thereof or any municipality therein which are rated by Standard &
Poor's Corporation ("S&P") or Moody's Investors
Service, Inc. ("Moody's") in one of the top two rating classifications and maturing within two years of the date of acquisition thereof;
(iii) certificates of deposit or banker's acceptances, maturing within two years of the date of acquisition thereof, issued by commercial banks organized under the laws of the United States or any state thereof, having capital, surplus and undivided profits aggregating not less than $100 million and whose unsecured longterm debt is rated in one of the top two rating classifications by S&P or Moody's;
(iv) commercial paper of any corporation organized under the laws of the United States or any state thereof, rated in one of the top two rating classifications by S&P or Moody's and with a maturity of less than 270 days from the date of acquisition thereof; (v) Investments of QDI in and to any Wholly-
Owned Subsidiary of QDI and Investments of any Wholly
Owned Subsidiary of QDI in and to QDI or any Wholly-
Owned Subsidiary of QDI, including any Investments in a corporation which after giving effect thereto will become a Wholly-Owned Subsidiary; (vi) Investments existing as of the date of this Agreement, as disclosed on Annex IV; (vii) Investment of not in excess of $1,000,000 in a joint venture for the construction and ownership of a new office building and (viii) the Junior Subordinated Note.

"Person" shall mean any natural person, corporation, firm, joint venture, partnership, limited liability company, association, trust or other entity or organization, whether acting in an individual, fiduciary or other capacity, or any government or political subdivision thereof or any agency, department or instrumentality thereof.

"Plan" shall mean each employee benefit plan or other class of benefits covered by Title IV of ERISA, in either case whether now in existence or hereafter instituted, of QDI, any of its Subsidiaries or any ERISA Affiliate.

"Pledge Agreement" shall mean the Pledge Agreement, dated as of October 31, 1997, entered into by certain of QDI's Subsidiaries in favor of the Administrative
Agent for the benefit of the Banks, as it may be amended, modified, restated or replaced from time to time.

"Pledgor" shall mean each of the Borrowers and their respective Subsidiaries and Affiliates which is a party to the Pledge Agreement, the Note Pledge
Agreement or the Security Agreement at any time or from time to time.

"POS Expenditures" shall mean Capital Expenditures of
QDI and/or its Subsidiaries for point of sale conversion in an aggregate amount from and after the Effective Date not to exceed $4,000,000.

"Preferred Stock" shall mean any class of capital stock of a Person with respect to which mandatory payments are required or with respect to which a payment (of interest, dividends or return of capital) has a preference or priority over the making of a similar payment on any other class of capital stock of such Person.

"Prime Rate" shall mean the rate announced by CBT from time to time as its prime rate, changing as and when such prime rate changes; CBT may lend to its customers at rates that are at, above or below the Prime Rate.

"Principal Requirements" shall mean, for any period for which the amount thereof is to be determined, all payments of principal made or required to be made by QDI and its Subsidiaries during such period on Indebtedness for borrowed money (other than Capital Leases).

"Pro Forma Consolidated Cash Flow" shall mean, for any period for which the amount thereof is to be determined, Consolidated Cash Flow of QDI and its Subsidiaries during such period; provided that (i) in respect of any Acquisition consummated during such period the Consolidated Cash Flow thereof shall be calculated on a pro forma basis as if such Acquisition had occurred on the first day of such period, and (ii) in respect of any Property developed during such period, the Consolidated Cash Flow of such Property shall be the Consolidated Cash Flow of such Property for the portion of such period that such Property has been in operation annualized for such period.

"Property" shall mean any interest in any kind of property or asset, whether real, personal or mixed, or tangible or intangible.

"QDI" shall mean Quality Dining, Inc., an Indiana corporation, and its successors and assigns, and any surviving, resulting or transferee corporation.

"Real Property" shall mean all real property or interests therein wherever situated now, heretofore or hereafter owned, leased or utilized by QDI or any of its Subsidiaries.

"Regulation D" shall mean Regulation D of the Board of Governors of the Federal Reserve System as from time to time in effect and any successor to all or a portion thereof establishing margin requirements.

"Regulation U" shall mean Regulation U of the Board of Governors of the Federal Reserve System as from time to time in effect and any successor to all or a portion thereof establishing margin requirements.

"Regulatory Change" shall mean any change after the date hereof in any (or the adoption after the date hereof of any new):

(a) Federal or state law or foreign law applying to a class of financial institutions (including an Agent or one or more of the Banks); or

(b)  regulation, interpretation, directive or request
     (whether or not having the force of law) applying to a class of financial institutions (including an Agent or one or more of the Banks) of any court or governmental authority charged with the interpretation or administration of any law referred to in clause (a) of this definition or of any fiscal, monetary or other authority having jurisdiction over an Agent or any Bank.

"Required Banks" shall mean Banks (excluding Banks whose failure to fund an advance have not been cured) whose Percentage, in the aggregate, equals or exceeds
51%.

"Reserve Requirement" shall mean, for any Interest
Period for any LIBOR Base Loan, the sum (expressed as a decimal) of (a) the average maximum rate at which reserves (including any marginal, supplemental or emergency reserves) are required to be maintained during such Interest Period under Regulation D by member banks of the Federal Reserve System against "Eurocurrency liabilities" and (b) any other reserves required to be maintained by such member banks by reason of any Regulatory Change against (i) any category of liabilities which includes deposits by reference to which the LIBOR Rate is to be determined or (ii) any category of extensions of credit or other assets which includes a LIBOR Base Loan.

"Security Agreement" shall mean the Pledge and Security Agreement dated as of September 11, 1998, entered into by the Borrowers and certain of their respective Subsidiaries in favor of the Administrative Agent for the benefit of the Banks, as it may be amended, modified, restated or replaced from time to time.

"Security Document" shall mean the Pledge Agreement, the Note Pledge Agreement, the Security Agreement and each other mortgage, assignment, pledge or security agreement or document executed from time to time by any person in favor of the Administrative Agent for the benefit of the Banks, to secure all or any portion of the Obligations, as said agreements or documents may be amended, modified, restated or replaced from time to time.

"Specified Amount" shall mean (i) for the first two consecutive fiscal quarters during fiscal year 1999 of QDI, $7,000,000, (ii) for the second two consecutive fiscal quarters during fiscal year 1999 of QDI, $7,000,000, and (iii) thereafter, $5,000,000.

"Subsidiary" of any Person shall mean (i) any corporation of which more than 50% of the outstanding shares of capital stock of any class or classes having ordinary voting power for the election of directors (irrespective of whether or not at the time stock of any class or classes of such corporation shall have or might have voting power by reason of the happening of any contingency) is now or hereafter owned directly or indirectly by such Person, by such Person and one or more of its Subsidiaries, or by one or more of such Person's other Subsidiaries, and
(ii) any partnership, association, limited liability company, joint venture or other entity in which such Person, directly or indirectly through Subsidiaries, is either a general partner or has a 50% or more equity interest at the time.

"Subsidiary Guaranty" shall mean the Subsidiary
Guaranty dated December 21, 1995 entered into by each of the Subsidiary Guarantors, in favor of Northern, as agent for the benefit of the Banks, as reaffirmed as of the Effective Date by each such Subsidiary
Guarantor in favor of the Administrative Agent hereunder for the benefit of the Banks.

"Subsidiary Guarantor" shall mean each of Bravokilo, Inc., Southwest Dining, Inc., Full Service Dining,
Inc., Grayling Corporation, GAGLC, Inc., Grady's
American Grill Restaurant Corporation, Grady's, Inc.
and Grady's American Grill, LP and each other Person which shall hereafter be or become a WhollyOwned
Subsidiary of QDI and shall become a party to the Subsidiary Guaranty.

"Termination Date" shall mean the date which is the earlier of (a) April 26, 2000, or such later date as may be established pursuant to Section 2.14, or (b) the date upon which the obligation of the Banks to make Advances is terminated pursuant to Section
2.1(c).

"Unfunded Obligations" shall mean at any time the obligations of the Borrowers to CBT in respect of undrawn amounts of Letters of Credit. Each Unfunded
Obligation will be deemed to be in an amount equal to the undrawn amount of the relevant Letter of Credit.

"Unused Portion" shall mean, as of any date, the excess of the aggregate Commitments on such date over the sum of the aggregate outstanding principal amount of the Advances and the aggregate stated amount of the outstanding Letters of Credit on such date.

"Voting Stock" shall mean stock or similar interests of any class or classes (however designated), the holders of which are generally and ordinarily, in the absence of contingencies, entitled to vote for the election of the directors (or Persons performing similar functions) of a corporation or other business entity.

"Wholly-Owned Subsidiary" shall mean a Subsidiary in which all voting shares (except for directors' qualifying shares, if any) are owned by QDI and/or one or more Wholly Owned Subsidiaries of QDI.

Other terms defined herein shall have the meanings ascribed to them herein.


ARTICLE II.
THE ADVANCES

2.1.Advances

(a) Commitments. Each Bank severally agrees, subject to the terms and conditions hereinafter set forth, to make an advance (each an "Advance") to the Borrowers from time to time on any Business Day during the period from the date hereof and ending on the Termination Date; provided, however, that no Bank shall be required to make any Advance if, after giving effect to such Advance, the aggregate outstanding principal amount of all Advances made by such Bank would exceed such Bank's Commitment. Each borrowing under this Section 2.1(a) shall consist of Advances made on the same day by the Banks ratably in accordance with their respective Commitments. Within the limits set forth above, the Borrowers may borrow, prepay and reborrow pursuant to this Section 2.1(a).
Each Advance shall be in an aggregate minimum amount of $500,000.00.

(b)  Reduction of Commitments.

(i) The Borrowers, or either of them, at any time on at least three (3) Business Days' prior written notice to the Administrative Agent (which shall promptly notify each Bank), may reduce the Commitments pro rata among the Banks permanently in a minimum aggregate amount of $100,000.00; provided, however, that the Borrowers may not reduce any such Commitments below an amount equal to the sum of the principal amount then outstanding on the Notes plus the aggregate amount of the Letters of Credit issued and outstanding.

(ii) The aggregate Commitments of the Banks shall be automatically and permanently reduced (i) as of June
30, 1999, by an amount equal to 50% of the Excess
Cash Flow for the first two fiscal quarters of fiscal year 1999 of QDI and (ii) as of December 31, 1999, to the lesser of (x) $125,000,000 and (y) the aggregate
Commitments of the Banks as of June 30, 1999, after taking into account any reduction pursuant to clause
(i) above, less 50% of the Excess Cash Flow for the last two fiscal quarters of fiscal year 1999 of QDI.
Any reduction of the Commitments of the Banks pursuant to this Section 2.1(b)(ii) shall be applied to reduce the Commitments pro rata among the Banks.

(iii) The aggregate Commitments of the Banks shall be automatically and permanently reduced pursuant to
Section 2.1(h)(ii) hereof.

(c) Termination.  The obligation of the Banks to make
Advances shall terminate:

(i) Upon written notice by the Borrowers to the Administrative Agent (which shall promptly notify each Bank) at any time when no amount is outstanding on the Notes;

(ii) Immediately and without further action upon the occurrence of an Event of Default described in clauses (f) and (g) of Section 7.1; or

(iii) Immediately when any Event of Default (other than of the nature specified in clauses (f) and (g) of Section 7.1) shall have occurred and be continuing and either: (A) the Required Banks shall have demanded payment of the Notes or (B) the Required
Banks shall so elect by giving written notice to the Borrowers for purposes of this clause.

(d) Manner of Borrowing. Either Borrower may request an Advance by delivering to the Administrative Agent in respect of each requested Advance a written Notice of Borrowing (which may be transmitted by telecopier) or by oral notice to the Administrative Agent confirmed by a written Notice of Borrowing (which may be transmitted by telecopier), indicating thereon the amount of the Advance requested, by not later than 10:00 a.m. (Houston, Texas time) on the Business Day preceding the Business Day on which an Advance is to be made; provided, however, if such Advance is to be made as a LIBOR Base Loan, such Borrower shall give such Notice of Borrowing to the Administrative Agent by not later than 10:00 a.m. (Houston, Texas time) on the third Business Day preceding the Business Day on which an Advance is to be made. Any such Notice of Borrowing given by a Borrower shall be irrevocable.
Upon receipt of such Notice of Borrowing, the Administrative Agent shall promptly notify each Bank thereof. By not later than 2:00 p.m. (Houston, Texas time) on the requested Business Day of an Advance, each Bank shall make available to the Administrative
Agent, at its address referred to in Section 10.3, in immediately available funds, the amount of such Bank's Advance. After (and subject to) the
Administrative Agent's receipt of such funds and upon satisfaction of the applicable conditions set forth in Article III, the Administrative Agent shall make such Advance available to the requesting Borrower by transferring the amount thereof in immediately available funds for credit to an account (other than a payroll account) maintained by such Borrower at the Administrative Agent, or otherwise as directed by such Borrower. If the Administrative Agent shall receive less than all the amounts payable by the Banks in accordance with this Section 2.1, the Administrative Agent shall make available to the requesting Borrower such amount as it shall actually have received. Unless the Administrative Agent shall have been notified by any Bank prior to the date of an Advance that such Bank does not intend to make available to the Bank its portion of such Advance, the Administrative Agent may assume that each Bank has made such amount available to the Administrative
Agent on the date of such Advance and the Administrative Agent may, in reliance upon such assumption, make available to the requesting Borrower a corresponding amount. If and to the extent any Bank shall not have made available its Advance to the Administrative Agent on the date of any Advance, the Administrative Agent shall notify such Bank and CBT of such Bank's failure and, if such Bank fails to make its Advance, CBT may in its sole discretion make an Advance (the "Over-Advance") to repay the Administrative Agent forthwith on demand a corresponding amount and the Bank which failed to make its Advance agrees to repay CBT forthwith on demand a corresponding amount together with interest thereon, for each day from the date such amount is made available to the Borrowers until the date such amount is repaid to CBT at the interest rate applicable during such period to the Advances and the principal amount repaid by such Bank shall constitute such Bank's
Advance for purposes of this Agreement. In the event any Bank fails to make available its Advance to the Administrative Agent on the date of any Advance and CBT elects not to make an Over-Advance, such Bank and the Borrowers severally agree to repay to the Administrative Agent forthwith upon demand such corresponding amount together with interest thereon for each day from the date such amount is made available by the Administrative Agent to the date such amount is repaid to the Administrative Agent at the rate applicable to such Advance. If CBT makes any Over-Advance, CBT's and such other Bank's relevant Commitments shall be temporarily increased and decreased, respectively, by the amount of the OverAdvance and any payments allocable to such other
Bank shall be paid to CBT until the principal of and interest on the OverAdvance shall be paid in full.
The failure of any Bank to make any Advance to be made by it shall not relieve any other Bank of its obligation, if any, hereunder to make its Advance on the date of such Advance. No Bank shall be responsible for the failure of any other Bank to make an Advance to be made by such Bank on the date of any such Advance. The Administrative Agent shall promptly give the Borrowers notice of any Bank's failure to make its Advance. Each request for an Advance shall be deemed a representation and warranty by the Borrowers, binding upon each of the Borrowers, that all conditions precedent to such Advance under
Article III are satisfied as of the date of such request and as of the date of such Advance.

(e) Revolving Credit Notes. The Advances (other than any OverAdvance) made by a Bank shall be evidenced by, and be payable in accordance with the terms of, the Note made by the Borrowers payable to the order of such Bank in a principal amount equal to the Commitment of such Bank; subject, however, to the provisions of such Note to the effect that the principal amount payable thereunder at any time shall not exceed the then unpaid principal amount of the Advances made by such Bank. Each of the Borrowers hereby irrevocably authorizes each Bank to make or cause to be made, at or about the time of each Advance made by such Bank, an appropriate notation on the records of such Bank, reflecting the principal amount of such Advance, and such Bank shall make or cause to be made, on or about the time of receipt of payment of any principal of any Advance, an appropriate notation on its records reflecting such payment and such Bank will, prior to any transfer of any of such Note, endorse on the reverse side thereof the outstanding principal amount of the Advances evidenced thereby. Failure to make any such notation shall not affect the Borrowers' obligations in respect of such Advances. The aggregate amount of all Advances set forth on the records of such Bank shall be rebuttable presumptive evidence of the principal amount owing and unpaid on such Bank's
Note. The aggregate amount of all Over-Advances set forth on the records of CBT shall be rebuttable presumptive evidence of the principal amount owing and unpaid on the Over-Advances. Upon request of the Borrowers, or either of them, each Bank agrees to provide the Borrowers with a written summary of the records maintained by it under this Section 2.1(e).

(f) Interest on Advances. The Borrowers agree to pay interest on the aggregate outstanding principal amount of the Advances as follows:

(A) with respect to any Advance constituting a Base
Rate Loan, at a fluctuating rate per annum equal to the Base Rate; and

(B) with respect to any Advance constituting a LIBOR
Base Loan, at a rate per annum equal at all times during the Interest Period relating to such LIBOR
Base Loan to the sum of the Adjusted LIBOR
Rate, plus the Applicable Margin (as determined in accordance with Section 2.1(g)).
The Borrowers agree to pay interest on any overdue installment of principal of or interest on any Advance from the due date thereof until paid, (i) in the case of any Base Rate Loan, at a rate per annum at all times equal to the sum of the rate in effect thereon plus 1.50% per annum and (ii) in the case of any LIBOR Base Loan, at a rate per annum equal to the sum of 1.50% plus the rate of interest in effect thereon at the time of such default until the end of the Interest Period then applicable thereto and thereafter at a rate per annum equal to the sum of 1.50% per annum plus the Base Rate from time to time in effect.

Interest accrued on each Advance shall be payable (A) with respect to each Base Rate Loan, on each Monthly
Payment Date; and (B) with respect to each LIBOR Base
Loan, on the last day of each Interest Period applicable thereto and in the case of any Interest
Period in excess of three (3) months, on each date occurring at three (3) month intervals after the first day of such Interest Period. Interest accrued after the Termination Date shall be payable upon demand. No provision of this Agreement or the Notes shall require the payment or permit the collection of interest in excess of the rate permitted by applicable law. Interest shall be calculated for actual days elapsed on the basis of a 360-day year.

(g)Determination of Applicable Margin.

(i) The Applicable Margin in respect of any LIBOR Base
Loan shall be determined by reference to the table
set forth below on the basis of the Indebtedness
Ratio determined by reference to the most recent
financial statements delivered pursuant to Section
5.1(a) or 5.1(b).
                              Applicable LIBOR     Applicable Base
  Indebtedness Ratio            Rate Margin          Rate Margin
----------------------        ----------------     ----------------
  Greater than 4.50:1.00           3.00%                .75%


 Less than or equal to             2.75%                .50%
 4.50:100 but greater
 than 4.00:1.00

 Less than or equal to             2.50%                .25%
 4.00:1.00 but greater
 than 3.50:1.00

 Less than or equal to             2.25%                  0%
 3.50:1.00 but greater
 than 3.00:1.00

 Less than or equal to             1.75%                  0%
 3.00:1.00 but greater
 than 2.50:1.00

 Less than or equal to             1.25%                  0%
 2.50:1.00

(ii) Upon receipt of the financial statements delivered pursuant to Section 5.1(a) or Section
5.1(b), as applicable, the Applicable Margin shall be adjusted, such adjustment being effective on the tenth Business Day after receipt of such financial statements and the Compliance Certificate to be delivered in connection therewith; provided, however, if the Borrowers shall not have timely delivered such financial statements in accordance with Section
5.1(a) or Section 5.1(b), as applicable, beginning with the date upon which such financial statements should have been delivered and continuing until such financial statements are delivered, the Applicable
Margin shall equal the Applicable Margin for the prior period; provided further, however, that if upon delivery of such financial statements the Applicable
Margin is adjusted upwards, the adjustment of the Applicable Margin shall be retroactive to the date upon which such financial statements should have been delivered.

(h) Prepayment. (i) The Borrowers shall have the right, by giving written notice to the Administrative
Agent by not later than 11:00 a.m. (Houston, Texas time) on the second Business Day preceding the date of such prepayment, to prepay all or any portion of an Advance, without premium or penalty; provided, that any Base Rate Loan may be prepaid in whole or in part at any time and any LIBOR Base Loan may be prepaid in whole or in part on the last day of the Interest Period applicable thereto; provided further, that each partial prepayment shall be in an aggregate principal amount of not less than $100,000.00 and shall be accompanied by accrued interest to the date of prepayment on the amount prepaid. No voluntary prepayment of any LIBOR Base Loan prior to the last day of the Interest Period applicable thereto shall be made.


(ii) Concurrently with the consummation of a sale, in a transaction or a series of related transactions, of all or a portion of the assets of the Borrowers and their Subsidiaries (including without limitation the capital stock of any Subsidiary of QDI but excluding the assets sold in any Permitted Disposition described in clauses (i), (ii), (iii) and (iv) of the definition of Permitted Disposition) the aggregate
Net Proceeds of which exceed $10,000,000 (the "Excess
Proceeds"), the Borrowers shall (i) prepay the Loans in a principal amount equal to the Net Proceeds of such sale and (ii) permanently and automatically reduce the Commitments of the Banks in an amount equal to the Excess Proceeds.

(iii) At any time that the sum of the aggregate outstanding principal balance of the Loans and the aggregate stated amount of outstanding Letters of Credit exceeds the aggregate Commitments, the Borrowers shall immediately prepay the outstanding principal amount of the Loans in an amount equal to such excess.

2.2.Election by Borrower . The Borrowers, or either of them, may elect in accordance with this Section
2.2 to obtain and maintain all or any portion of an Advance as a Base Rate Loan or all or any portion of an Advance which is in an integral multiple of $500,000.00 as a LIBOR Base Loan. In addition, the
Borrowers, or either of them, may elect in accordance with this Section 2.2 to convert all or any portion of any Advance from one type of Loan to another type of Loan; provided however, that (a) any conversion to a LIBOR Base Loan shall be only in an integral multiple of $500,000.00, (b) any conversion of any LIBOR Base Loan into a Base Rate Loan shall be made on, and only on, the last day of the Interest Period then applicable thereto and
(c) no Loan may be obtained, continued as, or converted into, a LIBOR Base Loan when any Default or Event of Default has occurred and is continuing.
Subject to the provisions of the prior sentence, the Borrowers, or either of them, may convert a LIBOR
Base Loan into a Base Rate Loan upon one Business
Day's prior written notice to the Administrative
Agent of the Borrower's
election to do so.  A Borrower, not less than three
(3) Business Days prior to the date on which (i) a LIBOR Base Loan is to be obtained, (ii) a Base Rate
Loan is to be converted into a LIBOR Base Loan or
(iii) any LIBOR Base Loan is to be continued as a LIBOR Base Loan at the end of the Interest Period then applicable thereto, shall give written notice to the Administrative Agent of such Borrower's election to do so; said notice shall specify the amount of such LIBOR Base Loan and the first day and duration of the Interest Period pertaining thereto. If, upon the expiration of any Interest Period, the Borrowers shall fail to elect the duration of a new Interest
Period for any LIBOR Base Loan or to designate a Base
Rate Loan in accordance with this Section 2.2, the Borrowers shall be deemed to have elected automatically to convert such LIBOR Base Loan into a Base Rate Loan on the last day of the Interest Period then applicable thereto. On the date on which the aggregate unpaid principal amount of any LIBOR Base
Loan shall be reduced, by payment or prepayments or otherwise, to less than an integral multiple of $500,000.00, such LIBOR Base Loan shall automatically convert into a Base Rate Loan at the end of the Interest Period then applicable thereto. Each of the Borrowers hereby irrevocably authorizes each Bank to make, or cause to be made, an appropriate notation on the records of such Bank, reflecting the date and original principal amount of each Advance made by such Bank, the dates for each period when such Advance is being maintained as a Base Rate Loan or a LIBOR Base Loan, the interest rate for each such period and the dates of principal and interest payments on such Advance. Failure to make any such notation shall not affect the Borrowers' obligations in respect of such Advances. Each Bank's records shall be rebuttable presumptive evidence of the matters stated therein. Upon request by the Borrowers, or either of them, each Bank agrees to provide the Borrowers with a written summary of the records maintained by it under this Section 2.2.

2.3. Increased Costs; Capital Adequacy .

(a) Increased Costs. If (i) as a result of any Regulatory Change (A) any reserve (other than the amount of such reserve as has been included in the computation of the Adjusted LIBOR Rate), special deposit or similar requirements relating to any extension of credit or other assets of or any deposits with or other liabilities of, any Bank which affects the making or maintaining by such Bank of any loans (including the Loans) or letters of credit
(including the Letters of Credit) are imposed, modified or deemed applicable; or (B) any other condition affecting this Agreement or the making or maintaining by any Bank of any loans (including the Loans) or letters of credit (including the Letters of Credit) is imposed on such Bank; or (ii) other circumstances arise affecting any Bank or the position of any Bank in the relevant market, and such Bank reasonably determines that, by reason thereof, the cost to such Bank of making or maintaining any loans (including the Loans) or letters of credit
(including the Letters of Credit) is increased as a result of such change in circumstances, or any amount receivable hereunder in respect of any Loan or Letter of Credit is reduced (and such Bank shall not have been compensated for such increase or reduction by an increase in interest or otherwise by Regulatory
Change), then such Bank shall promptly notify the Borrowers in writing and the Borrowers shall pay upon request such additional amount or amounts (which shall be specified in such request) as will (in the reasonable determination of such Bank) compensate such Bank for such additional cost or reduction;
provided, however, that the Borrowers' liability for additional amounts computed in accordance with this
Section 2.3(a) shall be neither changed nor waived by any failure to give such notice.

(b) Capital Adequacy. If any Regulatory Change imposes, modifies or deems applicable any capital adequacy, capital maintenance or similar requirement
(including a request or requirement which affects the manner in which any Bank allocates capital resources to its commitments, including its Commitment hereunder) and as a result thereof, the rate of return on any Bank's capital as a consequence of its Commitment hereunder or the making or maintaining of any Loans or Letters of Credit hereunder is reduced to a level below that which such Bank could reasonably have achieved but for such circumstances, then and in each such case upon notice from time to time by a Bank to the Borrowers, the Borrowers shall pay to such Bank such additional amount or amounts as shall compensate such Bank for such reduction in rate of return; provided, however, that the Borrowers' liability for additional amounts computed in accordance with this Section 2.3(b) shall be neither changed nor waived by any failure to give such notice.

(c) Taxes.  If any Regulatory Change shall subject any
Bank or any Loan or Letter of Credit to any tax
(including, without limitation, any United States interest equalization tax or similar tax however named applicable to the acquisition or holding of debt obligations and any interest or penalties with respect thereto), duty, charge, stamp tax, fee, deduction or withholding in respect of this Agreement or any Loan or Letter of Credit, except such taxes as may be measured by the overall net income of such Bank and imposed by the jurisdiction, or any political subdivision or taxing authority thereof, in which such Bank's principal executive office or its lending branch is located and such Bank in good faith determines that the result thereof is to increase the cost (whether by incurring a cost or adding to a cost) to such Bank of making or maintaining any Loan or Letter of Credit hereunder or to reduce the amount of principal or interest received by such Bank
(without benefit of, or credit for, any prorations, exemptions, credits or other offsets available under any such laws, treaties, regulations, guidelines or interpretations thereof), then such Bank shall promptly notify in writing the Borrowers and the Borrowers shall pay, upon request, such additional amount or amounts as will (in the reasonable determination of such Bank) compensate such Bank for such additional cost or reduction; provided, however, that the Borrowers' liability for additional amounts computed in accordance with this Section 2.3(c) shall be neither changed nor waived by any failure to give such notice.

(d) Applicable Tax Forms.  On or prior to the
Effective Date in the case of each Bank which is a party hereto as of the Effective Date, and on the date of the delivery to the Administrative Agent of the Assignment Agreement pursuant to which it became a Bank in the case of each other Bank, each Bank organized under the laws of a jurisdiction outside the United States shall provide the Administrative
Agent and the Borrowers with the forms prescribed by the Internal Revenue Service of the United States certifying that such Bank is exempt from United
States withholding taxes with respect to all payments to be made to such Bank hereunder and under the Notes. Each Bank which so delivers such a form further undertakes to deliver to each of the Borrowers and the Administrative Agent additional copies of such form (or a successor form) on or before the date that such form expires or becomes obsolete or after the occurrence of any event requiring a change in the most recent forms so delivered by it, and such amendments thereto or extensions or renewals thereof as may be reasonably requested by the Borrowers or the Administrative
Agent, in each case certifying that such Bank is entitled to receive payments under this Agreement and the Notes without deduction or withholding of any United States federal income taxes. If for any reason during the term of this Agreement, any Bank becomes unable to submit the forms referred to above or the information or representations contained therein are no longer accurate in any material respect, such Bank shall promptly notify the Administrative Agent and the Borrowers in writing to that effect. Unless the Borrowers and the Administrative Agent have received forms or other documents satisfactory to them indicating that payments hereunder or under any Note are not subject to United States withholding tax, the Borrowers or the Administrative Agent shall withhold taxes from such payments at the applicable statutory rate in the case of payments to or for any Bank organized under the laws of a jurisdiction outside the United States.

(e) Change in Lending Office. Any Bank claiming any additional amounts payable pursuant to this Section
2.3 shall use its best efforts (consistent with its internal policy and legal and regulatory restrictions) to change the jurisdiction of its lending office or branch if the making of such change would avoid the need for, or reduce the amount of, any such additional amounts which may thereafter accrue and would not, in the reasonable judgment of such Bank, be otherwise disadvantageous to such Bank.

(f) Conclusive and Binding; Survival. With respect to any additional amount or amounts owing by the Borrowers pursuant to this Section 2.3, a statement of a Bank as to any such additional amount or amounts shall, in the absence of manifest error, be conclusive and binding on the Borrowers. In determining such amount, a Bank may use any method of averaging and attribution that it (in its sole and absolute discretion) shall deem applicable. The obligations of the Borrowers under this
Section 2.3 shall survive the termination of this Agreement.

2.4. Liquidation Fee . Each of the Borrowers understands that upon the request for a LIBOR Base
Loan for an Interest Period, each Bank intends to enter into funding arrangements with third parties on terms and conditions which could result in substantial losses to such Bank if such LIBOR Base
Loan is not made or does not remain outstanding for the entire Interest Period. Therefore, if either (a) after a Borrower requests a LIBOR Base Loan, the LIBOR
Base Loan is not made on the first day of the specified
Interest Period for any reason (including, but not limited to, the failure of the Borrowers to comply with one or more of the conditions precedent to any Advance under this Agreement) other than a wrongful failure by such Bank to make the LIBOR Base Loan, or (b) any LIBOR Base
Loan is repaid in whole or in part prior to the last day of its Interest Period (whether as a result of acceleration, operation of law or otherwise), the Borrowers agree to indemnify such Bank for any loss, cost and expense incurred by it resulting therefrom, including without limitation any loss of profit and any loss or cost in liquidating or employing deposits acquired to fund or maintain the LIBOR Base Loan.

2.5. Basis for Determining LIBOR Rate Inadequate or Unfair .
If with respect to any Interest Period:

(a) a Bank is advised that deposits in lawful money of the United States of America (in the applicable amounts) are not being offered to such Bank in the eurodollar market for the relevant Interest Period, or a Bank otherwise determines (which determination shall be binding and conclusive on all parties) that by reason of circumstances affecting the relevant market or the position of such Bank in such market adequate and reasonable means do not exist for ascertaining the Adjusted LIBOR Rate; or

(b) a Bank determines that the Adjusted LIBOR Rate will not adequately and fairly reflect the cost to such Bank of maintaining or funding a LIBOR Base Loan for the relevant Interest Period, or that the making or funding of a LIBOR Base Loan has become impracticable as a result of an event occurring after the date of this Agreement which in the opinion of such Bank materially affects such LIBOR Base Loan; or

(c) a Bank determines in good faith that any Regulatory Change makes it unlawful or impracticable for such Bank to make or continue to maintain any LIBOR Base Loan;

then such Bank shall promptly notify the Borrowers of such circumstances and then so long as such circumstances shall continue: (i) the obligation of such Bank to make a LIBOR Base Loan and to convert any Loan into a LIBOR Base Loan shall be terminated and (ii) all LIBOR Base Loans of such Bank then outstanding shall automatically be converted into Base Rate Loans on the last day of the Interest
Period then applicable thereto, provided that if it shall become unlawful or impracticable for such Bank to maintain any LIBOR Base Loan, such Loan shall automatically and immediately be converted into a Base Rate Loan.

2.6. Payments . Any other provision of this Agreement to the contrary notwithstanding, the Borrowers shall make each payment of interest on and principal of the Notes and fees and other payments due under this Agreement in immediately available funds to the Administrative Agent at its office referred to in
Section 10.3 hereof not later than 11:00 a.m.
(Houston, Texas time) on the date when due. Each of the Borrowers hereby authorizes and directs the Administrative Agent and agrees that on the Business
Day on which any payment of principal, interest and/or fees are due, the Administrative Agent may automatically charge one or more demand deposit accounts of the Borrowers maintained with the Administrative Agent. All payments by the Borrowers under this Agreement shall be made without offset, counterclaim or other deduction and in such amounts as may be necessary in order that all such payments shall not be less than the amounts otherwise specified to be paid under this Agreement and the Notes. The Administrative Agent will promptly thereafter distribute like funds ratably to each Bank
(unless such amount is not to be shared ratably in accordance with the terms hereof).

2.7. Setoff; etc . Upon the occurrence and during the continuance of an Event of Default, each Bank is hereby authorized at any time and from time to time, without notice to the Borrower (any such notice being expressly waived by the Borrowers), to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Bank to or for the credit or the account of the Borrowers, or either of them, including specifically any amounts held in any account maintained at such Bank, against any and all amounts which may be owed to the Administrative Agent or the Banks, or any of them, by the Borrowers, or either of them, in connection with this Agreement or any Loan Document. The rights of the Banks under this Section 2.7 are in addition to other rights and remedies (including, without limitation, other rights of set-off) which the Banks may have. Each of the Borrowers agrees that any holder of a Note or of any participation in a Note may, to the fullest extent permitted by law, exercise all its rights of payment (including set-off) with respect to such participation as fully as if such holder were the direct creditor of such Borrower in the amount of such participation. Each Bank agrees to use reasonable efforts to notify the Borrowers of any exercise of its rights pursuant to this Section 2.7, provided, however, that failure to provide such notice shall not affect the Bank's rights under this Section 2.7 or the effectiveness of any action taken pursuant hereto.

2.8. Sharing.  If any Bank shall obtain any payment
(whether voluntary, involuntary, by application of offset or otherwise) on account of the Loans made by it in excess of such Bank's ratable share of payments on account of the Loans obtained by all the Banks, such Bank shall purchase from the other Banks such participations in the Loans made by them as shall be necessary to cause such purchasing Bank to share the excess payment ratably with each of them; provided, however, that if all or any portion of the excess payment is thereafter recovered from such purchasing
Bank, the purchase shall be rescinded and the purchase price restored pro rata according to the extent of such recovery, but without interest. Each of the Borrowers agrees that any Bank so purchasing a participation from another Bank pursuant to this
Section 2.8 may, to the fullest extent permitted by law, exercise all its rights of payment (including the right to setoff) with respect to such participation as fully as if such Bank were the direct creditor of such Borrower in the amount of such participation.

2.9. Commitment Fee. The Borrowers agree to pay a commitment fee (the "Commitment Fee") (i) for the period (including, without limitation, any portion thereof when the Banks' obligation to lend shall be suspended by reason of the Borrower's inability to satisfy the conditions of Article III) commencing on the Monthly Payment Date immediately preceding the Effective Date and continuing through the Termination
Date of one-quarter of one percent (1/4 of 1%) per annum of the Unused Portion. Such Commitment Fee shall be payable to the Agent for the ratable benefit of the Banks in arrears on each Monthly Payment Date occurring after the Effective Date.

2.10. Amendment Fees. The Borrowers agree to pay on the Effective Date to each of the Banks (other than the Agents) which is party hereto as of the Effective
Date a nonrefundable amendment fee pursuant to the terms of a letter, dated September 11, 1998, between the Borrowers and the Banks.

2.11. Lending Branch.  Subject to the provisions of
Section 2.3(e), each Bank may, at its option, elect to make, fund or maintain its Loans hereunder at the branch or office specified on the signature pages hereto or such other of its branches or offices as such Bank may from time to time elect.

2.12. Letters of Credit.

(a) Subject to all of the terms and conditions hereof
(including Section 2.1(a) hereof, assuming the Borrowers had requested an Advance in the amount of the stated amount of the Letter of Credit), at the written request of a Borrower, CBT will on or after the date hereof issue standby letters of credit
("Letters of Credit") for the account or benefit of such Borrower expiring on or before the Termination
Date; provided, however, CBT shall not be required to issue a Letter of Credit if, after giving effect thereto, (i) the aggregate stated amount of all outstanding Letters of Credit, plus unreimbursed reimbursement obligations, would exceed $5,000,000 or
(ii) the sum of the aggregate outstanding principal amount of all Advances and the aggregate stated amount of all outstanding Letters of Credit would exceed the aggregate amount of the Commitments. The aggregate stated amount of any and all Letters of Credit shall count against and reduce the available
Commitments hereunder on a pro rata basis.

(b) Immediately upon the issuance of each Letter of Credit hereunder, each Bank shall be deemed to have automatically, irrevocably and unconditionally purchased and received from CBT an undivided interest and participation in and to such Letter of Credit, the obligations of the Borrowers in respect thereof, and the liability of CBT thereunder in an amount equal to the amount available for drawing under such Letter of Credit multiplied by such Bank's
Percentage. The Administrative Agent will notify each Bank promptly (a) upon the issuance of any Letter of Credit and (b) upon any draw under a Letter of Credit. On or before the Business Day on which CBT makes payment of any draw on a Letter of Credit, on demand of CBT (which demand shall not require payment prior to the Business Day such payment is required to be made under the Letter of Credit), each Bank shall make payment to the Administrative Agent for the account of CBT, in immediately available funds an amount equal to such Bank's Percentage of the amount of such payment or draw. The obligation of each Bank to reimburse the Administrative Agent for the account of CBT shall be unconditional, continuing, irrevocable and absolute. In the event that any Bank fails to make payment to the Administrative Agent for the account of CBT of any amount due hereunder, the Administrative Agent shall be entitled to receive, retain and apply against such obligation the principal and interest otherwise payable to such Bank hereunder until the Administrative Agent receives such payment from such Bank on behalf of CBT or such obligation is otherwise fully satisfied; provided, however, that nothing contained in this sentence shall relieve such Bank of its obligation to reimburse the Administrative Agent on behalf of CBT for such amount in accordance with this Section 2.12.

(c) If and to the extent a drawing is at any time made under such a Letter of Credit, the Borrowers agree to pay to the Administrative Agent, for the account of CBT and the Banks immediately and unconditionally upon demand in lawful money of the United States, an amount equal to each amount which shall be so drawn;
and the Administrative Agent shall have the right to convert automatically the reimbursement obligation of the Borrowers arising out of any such drawing into an Advance made under this Agreement (each of the Borrowers hereby irrevocably authorizing the
Administrative Agent to refinance without notice to the Borrowers the reimbursement obligation of the Borrowers arising out of any such drawing into such an Advance and to take all action on behalf of the Borrowers required pursuant to Section 2.1(d) hereof to request such Advance), and such Advance to be evidenced by the Notes and for all purposes of this Agreement although without regard to the conditions precedent to making any such Advance and any requirement of this Agreement that each Advance under this Agreement be in a minimum amount.
If and to the extent any such Letter of Credit expires or otherwise terminates in a manner satisfactory to CBT without having been drawn upon, the available Commitments of the Banks shall to such extent be reinstated.

(d) The Borrowers agree to pay (i) monthly, in arrears, to the Administrative Agent for the ratable benefit of the Banks a letter of credit fee, computed at an annual rate equal to the Applicable LIBOR Rate
Margin in effect from time to time applied to the aggregate amount available for drawing under all of the Letters of Credit issued for the account of the Borrowers, or either of them, from the date of issuance of each Letter of Credit until the expiration thereof, and (ii) to CBT directly for its benefit as issuing bank, all customary fees
(including fronting fees) and other issuance, amendment, document examination, negotiation and presentment expenses and related charges in connection with the issuance, amendment, presentation of drafts, and the like customarily charged by CBT with respect to standby letters of credit, payable at the time of invoice of such amounts.

(e) (i) In addition to amounts payable as elsewhere provided in this Agreement, each of the Borrowers hereby agrees to protect, indemnify, pay and save harmless the Administrative Agent, each Bank and CBT from and against any and all liabilities and costs which the Administrative Agent, any Bank or CBT may incur or be subject to as a consequence, direct or indirect, of the issuance of any Letter of Credit other than, in the case of CBT, as a result of (A) its gross negligence or willful misconduct, as determined by the final judgment of a court of competent jurisdiction, in determining whether documents presented under any Letter of Credit comply with the terms thereof, or (B) the failure of CBT to honor a drawing under such Letter of Credit as a result of any act or omission, whether rightful or wrongful, of any present or future de jure or de facto governmental authority (all such acts or omissions herein called "Governmental Acts").

(ii) As among the Borrowers, the Banks, CBT and the Administrative Agent, the Borrowers assume all risks of the acts and omissions of, or misuse of such Letter of Credit by, the beneficiary of any Letter of Credit. In furtherance and not in limitation of the foregoing, subject to the provisions of the Letter of Credit applications and Letter of Credit reimbursement agreements executed by the Borrowers, or either of them, at the time of request for any Letter of Credit, CBT, the Administrative Agent and the Banks shall not be responsible: (A) for the form, validity, sufficiency, accuracy, genuineness or legal effect of any document submitted by any party in connection with the application for and issuance of the Letters of Credit, even if it should in fact prove to be in any or all respects invalid, insufficient , inaccurate, fraudulent or forged; (B) for the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign a Letter of Credit or the rights or benefits thereunder or proceeds thereof, in whole or in part, which may prove to be invalid or ineffective for any reason; (C) for failure of the beneficiary of a Letter of Credit to comply with conditions required in order to draw upon such Letter of Credit; (D) for errors, omissions, interruptions or delays in transmission or delivery of any messages, by mail, cable, telegraph, telex, or other similar form of teletransmission or otherwise; (E) for errors in interpretation of technical trade terms; (F) for any loss or delay in the transmission or otherwise of any document required in order to make a drawing under any Letter of Credit or of the proceeds thereof; (G) for the misapplication by the beneficiary of a Letter of Credit of the proceeds of any drawing under such Letter of Credit; and (H) for any consequences arising from causes beyond the control of the Administrative Agent, CBT and the Banks.

(iii) In furtherance and extension and not in limitation of the specific provisions hereinabove set forth, any action taken or omitted by CBT under or in connection with Letters of Credit issued on behalf of the Borrowers, or either of them, or any related certificates shall not, in the absence of gross negligence or willful misconduct of CBT, as determined by the final judgment of a court of competent jurisdiction, in determining whether documents presented under any Letter of Credit comply with the terms thereof, put CBT, the Agent or any Bank under any resulting liability to the Borrowers or relieve the Borrowers of any of their obligations hereunder to any such Person.

(iv) Without prejudice to the survival of any other agreement of the Borrowers hereunder, the agreements and obligations of the Borrowers contained in this
Section 2.12(e) shall survive the payment in full of principal and interest hereunder, the termination of the Letters of Credit and termination of this Agreement.

2.13. Application of Payments and Collections .

(a) Subject to the provisions of subsection (b) below or any agreement of the Administrative Agent and the Banks to the contrary, all payments and prepayments and any other amounts received by the Administrative
Agent from or for the benefit of the Borrowers shall be applied, first, to pay principal of and interest on any portion of the Advances which the Administrative Agent may have advanced on behalf of any Bank for which the Administrative Agent has not then been reimbursed by such Bank or the Borrowers, second, to pay all other obligations in respect of fees, expenses, reimbursements or indemnities then due and payable, third, to pay interest then due in respect of the Loans, and fourth, to pay the principal of the Loans then due and payable.

(b) After the occurrence of an Event of Default and while the same is continuing, the Administrative
Agent shall, unless the Administrative Agent and the Banks shall agree otherwise, apply all payments and prepayments in respect of any Obligations hereunder in the following order:

FIRST, to pay interest on and then principal of any portion of the Advances which the Administrative
Agent may have advanced on behalf of any Bank for which the Administrative Agent has not then been reimbursed by such Bank or the Borrowers;

SECOND, to pay Obligations in respect of any fees, expense reimbursements or indemnities then due to the Administrative Agent;

THIRD, to pay Obligations in respect of any fees, expenses, reimbursements or indemnities then due to the Banks;

FOURTH, to the payment of interest accrued on the Loans and any amounts due pursuant to Section 2.3, to be allocated among the Banks pro rata based on the respective aggregate amounts of such accrued interest and amounts owed to them; and

FIFTH, to the payment of the outstanding principal amounts of the Loans and to the provision of cash collateral for Unfunded Obligations, to be allocated among the Banks and CBT pro rata based on the respective outstanding principal amounts of the Loans and the aggregate outstanding Unfunded Obligations.

(c) Each of the Banks hereby irrevocably designates the Administrative Agent its attorney in fact for the purpose of receiving any and all payments to be made to such Bank in respect of Obligations held by it, and hereby directs each payor of any such payment to make such payment to the Administrative Agent; and each of the Banks hereby further agrees that if, notwithstanding the foregoing, it should receive any such payment, it shall hold such payment in trust for, and promptly deliver such payment to, the Administrative Agent.

(d) Whenever any portion of any payment received or amount realized by the Administrative Agent is applied pursuant to FIFTH of clause (b) above, the part thereof allocated to Unfunded
Obligations shall be held by the Administrative Agent for the benefit of CBT and the Banks. Upon any draw on a Letter of Credit, the Administrative Agent shall pay the amounts allocated in respect of such Unfunded
Obligation to CBT. Pending distribution of such amounts, the Administrative Agent shall hold such amounts in a cash collateral account. Upon cancellation or termination of a Letter of Credit without its being fully drawn, the Administrative
Agent shall reapply the amounts allocated in respect of such Unfunded Obligation as provided in clause (a) or (b) above, as applicable, as if such portion had then been paid to the Administrative Agent by the Borrowers for application pursuant to said clause.

(e) The Administrative Agent shall promptly distribute to each Bank at its primary address set forth on the appropriate signature page hereof or at such other address as a Bank may request in writing, such funds as such Bank may be entitled to receive.

2.14. Extension of Termination Date . At least 90 but not more than 120 days prior to each date that is 180 days prior to the then-effective Termination Date, the Borrowers may request the Banks, by written notice to the Administrative Agent, to consent to a one-year extension of the Termination Date. Each
Bank shall, in its sole discretion, determine whether to consent to such request and shall notify the Administrative Agent of its determination within 60 days of such Bank's receipt of notice of such request. If any Bank shall not have consented to such request during such 60-day period, the Termination Date shall not be extended. If such request shall have been consented to by the Administrative Agent and all the Banks, the Administrative Agent shall notify the Borrowers in writing of such consent, and such extension shall become effective upon the delivery by the Borrowers to the Administrative Agent and each Bank, on or prior to the date which is two years prior to the then-effective Termination Date, of (i) a certificate of a duly authorized officer of the Borrowers, dated such date, as to the accuracy, both before and after giving effect to such proposed extension, of the representations and warranties set forth in Article
IV and as to the absence, both before and after giving effect to such proposed extension, of any Default or Event of Default, (ii) certified copies of all corporate and governmental approvals, if any, required to be obtained by the Borrowers, or either of them, or any of the Subsidiary Guarantors in connection with such extension and (iii) an opinion or opinions of counsel to the Borrowers and the Subsidiary Guarantors as to the matters set forth in Exhibit C after giving effect to such extension and such other matters as any Bank, through the Administrative Agent, may reasonably request.


ARTICLE III.
CONDITIONS PRECEDENT

3.1. Conditions Precedent to Initial Advance . The effectiveness of this Agreement and the obligation of each of the Banks to make any Advance hereunder or of CBT to issue any Letter of Credit hereunder is subject to the condition precedent that the Administrative Agent shall have received copies (in sufficient number for each of the Banks to receive a copy) of all of the following, each in form and substance reasonably satisfactory to the
Administrative Agent and the Banks, unless waived by each of the Banks:

(a) This Agreement, appropriately completed and duly executed by the parties hereto;

(b) The Notes payable to the order of each of the Banks, appropriately completed and duly executed by the Borrowers;

(c) Reaffirmation of Subsidiary Guaranty, duly executed and delivered by each of the Subsidiary
Guarantors;

(d) Such Security Documents appropriately completed and duly executed by the Borrowers and their respective Subsidiaries as may be required by the Administrative Agent as necessary or appropriate to create a Lien on the following assets of the Borrowers and their respective Subsidiaries now existing or hereafter arising (i) all shares of capital stock of each Subsidiary of QDI (excluding any Subsidiary of QDI that is restricted by a franchise agreement to pledge its stock) and
(ii) all Collateral (as defined in the Security
Agreement) of the Borrowers and their respective
Subsidiaries;

(e) Evidence satisfactory to the Administrative Agent that all actions shall have been taken as are necessary or appropriate for the Administrative Agent to acquire and perfect a first, prior and perfected security interest in the collateral as described in and contemplated by the Security Documents, including, without limitation, the filing or recording of financing statements or such of the Loan
Documents as may be necessary or appropriate;

(f) A certified copy of resolutions of the Board of Directors and of the stockholders (if required) of each of the Borrowers authorizing the execution, delivery and performance of the Loan Documents and any other documents provided for in this Agreement;

(g) A certified copy of resolutions of the Board of Directors and of the stockholders (if required) of each of the Subsidiary Guarantors, authorizing the execution, delivery and performance of the Subsidiary
Guaranty or the Reaffirmation of Subsidiary Guaranty, as applicable, and any other documents provided in connection therewith;

(h) A certified copy of all documents evidencing any necessary consent or governmental approvals (if any) with respect to the execution, delivery and performance of the Loan Documents and the consummation of the transactions contemplated hereby;

(i) A certificate executed by the secretary or any assistant secretary of each of the Borrowers certifying the names of the officers of such Borrower authorized to sign the Loan Documents and to give notices and other communications in connection with this Agreement and the transactions contemplated hereby, together with a sample of the true signature of such officers;

(j) A certificate executed by the secretary or an assistant secretary of each of the Subsidiary
Guarantors certifying the names of the officers of such Subsidiary authorized to sign the Subsidiary
Guaranty or the Reaffirmation of Subsidiary Guaranty, as applicable, together with a sample of the true signature of such officers;

(k) A copy of the articles of incorporation (including all amendments thereto) of each Borrower, certified by the Secretary of State of the state of its incorporation;

(l) A copy of the bylaws of each Borrower, certified by the secretary or assistant secretary of such Borrower;

(m) Certificates of Good Standing (or the substantial equivalent thereof) for each Borrower certified as of a recent date by the
Secretaries of State of its state of incorporation and by each other state in which it is required to be qualified to do business;

(n) A favorable opinion of counsel to the Borrowers and the Subsidiary Guarantors substantially in the form of Exhibit C attached hereto;

(o) Evidence of insurance for all insurance required by this Agreement and the Security Documents;

(p) A closing certificate (the "Closing Certificate"), executed by the president, senior vice president or chief financial officer of QDI, certifying that the representations and warranties contained in this Agreement and each other Loan Document are true and accurate in all material respects and that no Default or Event of Default has occurred and is continuing;

(q) Payment by the Borrowers of all costs and expenses of the Administrative Agent's special counsel
(including, without limitation, legal fees and expenses) incurred in connection with the preparation and execution of the Loan Documents and incident to all proceedings in connection with, transactions contemplated by, and documents relating to this Agreement and the Loan Documents; and

(r) Such other approvals or documents as the Administrative Agent or the Required Banks may reasonably request.

Upon the making of the initial Advance, the foregoing conditions shall be deemed to be satisfied; provided, however, that the making of such Advance shall not constitute a waiver by the Administrative Agent or any Bank of any right which the Administrative Agent or such Bank may have in the event that any certificate, financial statement or other document delivered pursuant to this Section 3.1 or otherwise in connection with the transactions contemplated by this Agreement shall prove to have been false or misleading in any material respect.

3.2. Conditions Precedent to All Advances . The obligation of each of the Banks to make any Advance hereunder or of CBT to issue any Letters of Credit shall be further subject to the satisfaction of each of the following conditions, unless waived in writing by each of the Banks:

(a) In the case of an Advance, a Notice of Borrowing appropriately completed and duly executed by a Borrower and, in the case of a Letter of Credit, an application for a letter of credit, in form and substance satisfactory to CBT, appropriately completed and duly executed by a Borrower;

(b) The representations and warranties set forth in
Article IV are true and correct on the Effective Date and on the date of and after giving effect to the making of the Advance or the issuance of the Letter of Credit, except that the representations and warranties set forth in Section 4.5 as to the financial statements of QDI shall be deemed a reference to the audited and unaudited financial statements of QDI, as the case may be, most recently delivered to the Banks pursuant to Section 5.1;

(c) No Default or Event of Default and no Material
Adverse Occurrence shall then have occurred and be continuing on the date of the making of the Advance or the issuance of the Letter of Credit; and

(d) The making of the Advance by such Bank is not in violation of any applicable law, rule or regulation or any directive, request or order of any court or governmental authority having jurisdiction over such Bank.

The delivery of the Notice of Borrowing or the application for the issuance of a Letter of Credit by a Borrower shall constitute a certification by the Borrowers, binding upon each of the Borrowers, as to the matters set forth in subsections (b) and (c) above.


ARTICLE IV.
REPRESENTATIONS AND WARRANTIES

Each of the Borrowers represents and warrants to the Administrative Agent and each of the Banks that as of the date hereof, as of the Effective Date, and as of the date of each Advance and each issuance of a Letter of Credit, as follows:

4.1. Organization; etc . Each of the Borrowers is a corporation validly organized and existing and in good standing under the laws of the state of its organization, has full power and authority to own its property and conduct its business as conducted by it and is duly qualified to do business and is in good standing as a foreign corporation in each jurisdiction where the nature of its business or the character of its property makes such qualification or licensing necessary. A list of jurisdictions in which each of the Borrowers is qualified to do business is set forth in Annex I. Each of the Borrowers has full power and authority to enter into and to perform its obligations under the Loan
Documents and to request Advances under the Agreement. Each of the Borrowers has all licenses and permits necessary to carry on its business as now being conducted and to own and operate its Property, except for permits and licenses the failure of which to obtain will not result in a Material Adverse
Occurrence.

4.2. Due Authorization . The execution, delivery and performance by each of the Borrowers and of each of the Subsidiary Guarantors of the Loan Documents to which it is a party have been duly authorized by all necessary corporate action, do not require any approval or consent of, or any registration, qualification or filing with, any governmental agency or authority or any approval or consent of any other
Person, do not and will not conflict with, result in any violation of or constitute any default under, any provision of the articles of incorporation or bylaws of either of the Borrower or any of the Subsidiary
Guarantors, any agreement binding on or applicable to the Borrowers, or either of them, any of the Subsidiary Guarantors or any of their respective
Property, or any law or governmental regulation or court decree or order binding upon or applicable to the Borrowers, or either of them, any of the Subsidiary Guarantors or any of their respective
Property and will not result in the creation or imposition of any Lien on any of their respective
Property pursuant to the provisions of any agreement binding on or applicable to the Borrowers, either of them, any of the Subsidiary Guarantors or any of their respective Property.

4.3. Subsidiaries .  Neither of the Borrowers has any
Subsidiaries except those listed on Annex II, which correctly sets forth the name of each Subsidiary, the jurisdiction of its incorporation and the percentage ownership of each Subsidiary which is owned, of record or beneficially, by each Borrower and/or one or more of its Subsidiaries. Each of the Borrowers and QDI's Subsidiaries has good and marketable title to all of the shares or other equity interests it purports to own of each of its Subsidiaries, free and clear of any Lien and all such shares have been duly issued and are fully paid and nonassessable. Each Subsidiary has been duly organized and is validly existing and in good standing under the laws of its jurisdiction of incorporation or organization and is duly licensed or qualified and in good standing as a foreign corporation in each other jurisdiction where the nature of the business transacted by it or the character of its properties owned or leased makes such qualification or licensing necessary. A list of the jurisdictions in which each Subsidiary is qualified to do business is set forth on the attached
Annex II. Each Subsidiary has full power and authority to own and operate its properties, to carry on its business as now conducted and, as to each Subsidiary Guaranty, to enter into and perform the Subsidiary Guaranty.

4.4. Validity of the Agreement; etc.   Each Loan
Document is the legal, valid and binding obligation of each of the Borrowers and of each of the Subsidiary Guarantors which are a party thereto and is enforceable in accordance with its terms.

4.5. Financial Statements . The consolidated balance sheets of QDI and its Subsidiaries as of October 26, 1997, October 27, 1996 and October 29, 1995 and the related consolidated statements of income, stockholders' equity and cash flows for the three years ended October 26, 1997, October 27, 1996 and
October 29, 1995 certified by Coopers & Lybrand,
QDI's independent public accountants, copies of which have heretofore been delivered to the Banks, were prepared in accordance with generally accepted accounting principles consistently applied throughout the periods involved and present fairly the financial condition and results of operations and cash flows of QDI and its Subsidiaries for and as of the end of each of such years. The unaudited consolidated balance sheet of QDI and its Subsidiaries as of May
10, 1998 and the unaudited statements of operations for the twenty-eight week period ended on said date, copies of which have heretofore been delivered to the Banks, have been prepared in accordance with GAAP, present fairly in all material respects the financial position of QDI and its Subsidiaries, on a consolidated basis, as of said date and the result of operations and cash flows of QDI and its Subsidiaries, on a consolidated basis, for said period, subject to customary year-end adjustments.

4.6. Litigation; etc .  Except as disclosed in QDI's
Quarterly Report on Form 10-Q for the quarter ended
May 10, 1998, there is no action, suit or proceeding at law or equity, or before or by any federal, state, local or other governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, pending, or to the knowledge of the Borrowers threatened, against the Borrowers or any of QDI's Subsidiaries or any of their respective
Property, which if determined adversely would be a Material Adverse Occurrence or would affect the ability of the Borrowers or any of QDI's Wholly-Owned
Subsidiaries to perform their respective obligations under the Loan Documents; and neither of the Borrowers nor any of QDI's Subsidiaries is in default with respect to any final judgment, writ, injunction, decree, rule or regulation of any court or federal, state, local or other governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, where the effect of such default would be a Material Adverse Occurrence.

4.7. Compliance with Law . Neither of the Borrowers nor any of QDI's Subsidiaries is (a) in default with respect to any order, writ, injunction or decree of any court, governmental authority or arbitration board or tribunal to which it is a named party or (b) in violation of any law, rule, regulation, ordinance or order relating to its or their respective business, the violation of which would result in a Material Adverse Occurrence.

4.8. ERISA Compliance . The Internal Revenue Service has issued a determination that each Plan (except for any Plan which is unfunded and maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees) is qualified under Section
401(a) and related provisions of the Code, as amended by ERISA, and that each related trust or custodial account is exempt from taxation under Section 501(a) of the Code. All Plans comply in all material respects with ERISA and other applicable laws. There exist with respect to the Borrowers, or either of them, or any of QDI's Subsidiaries no "multi-employer plans," as defined in the Multi-employer Pension Plan
Amendments Act of 1980, for which a material withdrawal or termination liability may be incurred.
There exist with respect to all Plans or trusts: (a) no material accumulated funding deficiency within the meaning of ERISA;
(b) no termination of any Plan or trust which would result in any material liability to the PBGC or any "reportable event," as that term is defined in ERISA, which is likely to constitute grounds for termination of any Plan or trust by the PBGC; and (c) no "prohibited transaction," as that term is defined in ERISA, which is likely to subject any Plan, trust or party dealing with any Plan or trust to any material tax or penalty on prohibited transactions imposed by
Section 4975 of the Code.

4.9. Title to Assets . Each of the Borrowers and each of QDI's Subsidiaries has good and marketable fee simple title to all of its Property constituting real property and good and marketable title to and ownership of all of its Property and assets constituting personal property, in each case as disclosed on the consolidated financial statements of QDI as of and for the period ending May 10, 1998
(except for any such Property disposed of by the Borrowers or any of QDI's Subsidiaries in the ordinary course of business), free and clear of all Liens except for Liens and other encumbrances permitted pursuant to Section 6.4.

4.10. Indebtedness . Except for Indebtedness listed in Annex III, neither of the Borrowers nor any of QDI's Subsidiaries has any Indebtedness.

4.11. Use of Proceeds . The proceeds of the Advances will be used by the Borrowers to fund the working capital requirements of the Borrowers and for other general corporate purposes.

4.12. Margin Stock . No part of any Advance shall be used at any time by the Borrowers, or either of them, to purchase or carry margin stock (within the meaning of Regulation U) or to extend credit to others for the purpose of purchasing or carrying any margin stock. Neither of the Borrowers nor any of QDI's
Subsidiaries is engaged principally, or as one of its important activities, in the business of extending credit for the purposes of purchasing or carrying any such margin stock. No part of the proceeds of any Advance will be used by the Borrowers, or either of them, for any purpose which violates, or which is inconsistent with, any regulations promulgated by the Board of Governors of the Federal Reserve System.

4.13. Investment Company Act .  Neither of the
Borrowers nor any of QDI's Subsidiaries is an "investment company," or an "affiliated person" of, or a "promoter" or "principal underwriter" for, an "investment company," as such terms are defined in the Investment Company Act of 1940, as amended. The making of the Advances, the application of the proceeds and repayment thereof by the Borrowers and the performance of the transactions contemplated by the Agreement will not violate any provision of said
Act, or any rule, regulation or order issued by the Securities and Exchange Commission thereunder.

4.14. Unregistered Securities .  Neither of the
Borrowers nor any of QDI's Subsidiaries has (a) issued any unregistered securities in violation of the registration requirements of Section 5 of the Securities Act of 1933, as amended, or any other law;
or
(b) violated any rule, regulation or requirement under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

4.15. Public Utility Holding Company Act . Neither of the Borrowers nor any of QDI's Subsidiaries is a "holding company," or a "subsidiary company" of a "holding company," or an "affiliate" of a "holding company" or of a "subsidiary company" of a "holding company," within the meaning of the Public Utility
Holding Company Act of 1935, as amended.

4.16. Accuracy of Information. All information heretofore or herewith furnished by or on behalf of the Borrowers to the Administrative Agent or the Banks for purposes of or in connection with the Agreement or any transaction contemplated by the Agreement is, and all other such information hereafter furnished by or on behalf of the Borrowers to the Administrative Agent or the Banks will be, true and accurate in every material respect on the date as of which such information is dated or certified and no such information contains any material misstatement of fact or omits to state a material fact or any fact necessary to make the statements contained therein not misleading.

4.17. Tax Returns; Audits.  Each of the Borrowers and
QDI's Subsidiaries has filed all federal, state and local income tax returns and other reports which are required to be filed, and has paid all taxes as shown on said returns and on all assessments received by any such Person (except for any assessments which are being contested in good faith by appropriate proceedings that will prevent a forfeiture or sale of any property and for which an adequate book reserve in accordance with GAAP shall have been set aside), to the extent that such taxes have become due or has obtained extensions with respect to the filing of such returns and has made provision for the payment of taxes anticipated to be payable in connection with such returns. Each of the Borrowers and QDI's
Subsidiaries has made all required withholding deposits. The Borrowers do not have knowledge of any objections to or claims for additional taxes by federal, state or local taxing authorities against it or any of its Subsidiaries which would be a Material
Adverse Occurrence.

4.18. Environmental and Safety Regulations . Each of the Borrowers and each of QDI's Subsidiaries are in compliance with all requirements of applicable federal, state and local environmental, pollution control, health and safety statutes, laws and regulations except for any noncompliance which, individually or in the aggregate, could not result in a Material Adverse Occurrence with respect to such Borrower or such Subsidiary and are not the subject of any federal or state investigation evaluating whether any remedial action is needed to respond to a release of any toxic or hazardous waste or substance into the environment. Each of the Borrowers further represents and warrants that (i) the Real Property and its intended use complies with all applicable laws, governmental regulations and the terms of any enforcement action by any federal, state, regional or local governmental agency, including, without limitation, all applicable federal, state and local laws pertaining to air and water quality, hazardous waste, waste disposal and other environmental matters (including, but not limited to, the Clean Water, Clean Air, Federal Water Pollution
Control, Solid Waste Disposal, Resource Conservation and Recovery and Comprehensive Environmental
Response, Compensation, and Liability Acts, as said acts may be amended), and the rules, regulations and ordinances of all applicable federal, state and local agencies and bureaus, except in each case for any noncompliance which, individually or in the aggregate, could not result in a Material Adverse
Occurrence and (ii) no notice, demand, request for information, citation, summons or order has been issued, no complaint has been filed, no penalty has been assessed and no investigation or review is pending or threatened by any governmental or other entity with respect to any alleged failure by the Borrowers, or either of them, or any of QDI's
Subsidiaries to comply in any respect with any of such environmental laws except for any such liability for which an adequate book reserve in accordance with GAAP shall have been set aside in respect thereto.

4.19. Forecasts. The forecasts of QDI and its Subsidiaries, furnished to the Administrative Agent and each of the Banks, consisting of consolidated balance sheets, consolidated cash flow statements and consolidated income statements of QDI and its Subsidiaries after giving effect to the making of the Advances hereunder and the application of the proceeds thereof, together with appropriate supporting details and a statement of underlying assumptions, have been prepared in the light of the past business history of QDI and its Subsidiaries and on the basis of the assumptions set forth therein, which assumptions are in the opinion of the Borrowers reasonable. Such forecasts have been prepared in good faith and represent the good faith opinion of the Borrowers as to the most probable course of business of QDI and its Subsidiaries on the basis of the assumptions which are set forth therein.

4.20. Solvency. After giving effect to the transactions contemplated by this Agreement, each of the Borrowers and QDI's Subsidiaries has capital sufficient to carry on its business, is solvent and is able to pay its debts and obligations as they mature in the ordinary course. After giving effect to the consummation of the transactions contemplated by this Agreement, each of the Borrowers and QDI's
Subsidiaries now owns property having a value, both at fair valuation and at present fair saleable value, greater than the amount required to pay its debts, obligations and contingent liabilities.

4.21. No Default. As of the date hereof, no Default or Event of Default has occurred and is continuing.

4.22. Subsidiary Guarantors.  Each of the Wholly-
Owned Subsidiaries of QDI have executed the Subsidiary Guaranty and the Security Agreement, except for Wholly-Owned Subsidiaries of QDI which do not in the aggregate have assets in excess of $500,000. Grady, Inc. does not have assets in excess of $225,000.

4.23. Year 2000 Compliance.  (a)  Each of the
Borrowers has conducted, and have caused each of their respective Subsidiaries to conduct, an analysis of all of its products, services, businesses and operations, including without limitation surveys of Systems (as defined below) and surveys of and discussions with customers, suppliers and vendors, to determine the extent to which a Borrower or its Subsidiaries may be adversely affected by its failure to be Year 2000 Compliant (as defined below). The
Borrowers and their respective Subsidiaries have developed a plan (the "Year 2000 Plan") to become
Year 2000 Compliant and remedy any material loss it may suffer if it fails to be Year 2000 Compliant on a timely basis. Each of the Borrowers and their respective Subsidiaries have implemented and continue to proceed with the Year 2000 Plan materially in accordance with its terms and timetables.

(b) Each of the Borrowers reasonably believes that the Year 2000 Plan, if implemented in accordance with its terms, will result in the Borrowers and their respective Subsidiaries being Year 2000 Compliant on a timely basis.

(c) Each of the Borrowers reasonably believe that each of such Borrowers' and its Subsidiaries' customers, suppliers and vendors whose failure to be Year 2000
Compliant could result in a Material Adverse
Occurrence, is Year 2000 Compliant or has developed a plan to become Year 2000 Compliant and remedy any material loss such person may suffer if it fails to be Year 2000 Compliant on a timely basis with respect to all of its own computer systems and applications.

The term "Year 2000 Compliant" means that all of such person(s) computer systems and applications, including without limitation software and hardware
("Systems"), will function prior to, during, and after the calendar year 2000, and that no change in or to such calendar year will have a material effect on the performance of the Systems or on the functioning of the business of any of the Borrowers or their respective Subsidiaries.


ARTICLE V.
CERTAIN AFFIRMATIVE COVENANTS

Each of the Borrowers agrees with the Administrative
Agent and each of the Banks that, from the date hereof and thereafter for so long as any portion of any Advance or any Letter of Credit shall be outstanding or any Bank shall have any Commitment hereunder, unless the Required Banks shall otherwise consent in writing:

5.1. Financial Information; etc. The Borrowers will furnish to the Administrative Agent and each of the Banks copies of the following financial statements, reports and information:

(a) as soon as available and in any event within ninety (90) days after the end of each fiscal year of QDI, a copy of its annual consolidated audited report, including balance sheet, related statements of income, statements of stockholders' equity and statements of cash flows of QDI and its consolidated
Subsidiaries for such fiscal year, with comparative figures for the preceding fiscal year, prepared in accordance with GAAP certified without qualification or exception by a nationally recognized firm of independent public accountants which are reasonably acceptable to the Administrative Agent and the Required Banks;

(b) as soon as available and in any event within forty-five (45) days after the end of each of the first three (3) fiscal quarterly periods of each fiscal year of QDI, consolidated statements of income, stockholders' equity and cash flows of QDI and its consolidated Subsidiaries for such period and for the period from the beginning of the respective fiscal year to the end of such period, and the related consolidated balance sheets as at the end of such period, setting forth in each case in comparative form the corresponding consolidated figures for the corresponding period in the preceding fiscal year, accompanied by a certificate of a senior financial officer of QDI which shall state that said financial statements fairly present the consolidated financial condition and results of operations of QDI and its Subsidiaries in accordance with GAAP for such period;

(c) with each financial statement required by Section
5.1(a) and (b) to be delivered to the Administrative
Agent and each of the Banks, (i) a certificate
("Compliance Certificate") in a form acceptable to the Administrative Agent and the Required Banks signed by the president, the senior vice president or the chief financial officer of QDI (i) stating that, to the best of his knowledge after reasonable investigation, no Default or Event of Default has occurred and is continuing, or if a Default or an Event of Default has occurred and is continuing, a statement of the nature thereof and the action which the Borrowers propose to take with respect thereto, and (ii) setting forth, in sufficient detail, the information and computations required to establish whether or not the Borrowers were in compliance with the requirements of Sections 6.1 through 6.3, inclusive, during the periods covered by the financial reports then being furnished and as of the end of such periods;

(d) with each financial statement required by Section
5.1(a) to be delivered to the Administrative Agent and each of the Banks for a fiscal year, a separate written statement of the independent public accountant which certified such financial statements that (i) such accountants have obtained no knowledge of any Default or Event of Default having occurred and continuing, or if such accountants have obtained knowledge of any such Default or Event of Default, the accountants shall disclose such Defaults or Events of Default and the nature thereof and (ii) that such accountants have reviewed the Compliance
Certificate to be delivered by QDI for and as of the end of such fiscal year and found the calculations contained therein to be accurate and in agreement with such financial statements;

(e) promptly upon their becoming available, copies of all registration statements and reports (including without limitation reports on Forms 10-K, 10-Q and 8-
K) which QDI shall have filed with the Securities and Exchange Commission;

(f) promptly upon the mailing thereof to the stockholders of QDI, copies of all financial statements, reports and proxy statements so mailed;

(g) promptly after a Borrower knows or has reason to know that any Default has occurred, a notice of such Default describing the same in reasonable detail and a description of the action that the Borrowers have taken and propose to take with respect thereto;

(h) promptly after receipt thereof, all letters and reports to management of QDI prepared by its independent certified public accountants and the response of the management of QDI thereto;

(i) promptly following the commencement of any litigation, suit, administrative proceeding or arbitration relating to the Borrowers, or either of them, or any of QDI's Subsidiaries relating to the transactions contemplated by this Agreement or which if adversely determined could be a Material Adverse
Occurrence, a notice thereof describing the allegations of such litigation, suit, administrative proceeding or arbitration and such Borrower's or such Subsidiary's response thereto;

(j) promptly upon learning thereof, a notice of any "reportable event" or "prohibited transaction" or the imposition of a withdrawal or termination liability within the meaning of ERISA in connection with any Plan and, when known, any action taken by the Internal Revenue
Service, Department of Labor or PBGC with respect thereto; and

(k) such other information with respect to the financial condition and operations of the Borrowers or any of QDI's Subsidiaries as the Administrative
Agent or any Bank may reasonably request.

5.2. Maintenance of Corporate Existence; etc. Except as permitted by Section 6.7, each of the Borrowers shall maintain and preserve, and cause each of their respective Subsidiaries to maintain and preserve, its corporate existence and qualification and good standing in all states in which such qualification and good standing are required in order to conduct its business and own its property as conducted and owned in such states.

5.3. Payment of Taxes; etc. Each of the Borrowers shall pay and discharge, and shall cause each of their respective Subsidiaries to pay and discharge, as the same may become due and payable, all taxes, assessments and other governmental charges or levies against or on any of its Property, as well as claims of any kind which, if unpaid, might become a Lien upon any of its Property; provided, however, that the foregoing shall not require the Borrowers or any of their Subsidiaries to pay any such tax, assessment, charge, levy or Lien so long as the validity thereof shall be contested in good faith by appropriate proceedings that will prevent a forfeiture or sale of any Property and an adequate book reserve in accordance with GAAP shall have been set aside with respect thereto. Each of the Borrowers shall make, and shall cause each of their respective Subsidiaries to make, all required withholding deposits.

5.4. Compliance with Laws. Each of the Borrowers shall carry on, and shall cause each of their respective Subsidiaries to carry on, its business activities in substantial compliance with all applicable federal or state laws and all applicable rules, regulations and orders of all governmental bodies and offices having power to regulate or supervise its business activities, including, without limitation, all applicable environmental, pollution control, health and safety statutes, laws and regulations. Each of the Borrowers shall maintain, and shall cause each of their respective Subsidiaries to maintain, all material rights, liens, franchises, permits, certificates of compliance or grants of authority required in the conduct of its business.
Each of the Borrowers agrees that the Real Property and its intended use will comply at all times with all applicable laws, governmental regulations and the terms of any enforcement action now or hereafter commenced by any federal, state, regional or local governmental agency, including, without limitation, all applicable federal, state and local laws pertaining to air and water quality, hazardous waste, waste disposal and other environmental matters
(including, but not limited to, the Clean Water, Clean Air, Federal Water Pollution Control, Solid
Waste Disposal, Resource Conservation and Recovery and Comprehensive Environmental Response,
Compensation, and Liability Acts, as said acts may be amended from time to time), and the rules, regulations and ordinances of all applicable federal, state and local agencies and bureaus.

5.5. Books and Records; etc. Each of the Borrowers shall keep, and shall cause each of their respective
Subsidiaries to keep, books and records reflecting all of its business affairs and transactions in accordance with GAAP and permit the Administrative
Agent and each of the Banks and their respective representatives, at reasonable times and intervals and upon reasonable notice to the Borrowers, to visit the offices of Borrowers and their Subsidiaries, discuss financial matters with officers of the Borrowers or their Subsidiaries and with its independent public accountants (and by this provision each of the Borrowers authorizes its independent public accountants to participate in such discussions) and examine any of the Borrowers' or any of its Subsidiaries' books and other corporate records.

5.6. Insurance. Each of the Borrowers will maintain, and will cause each of their respective Subsidiaries to maintain, insurance coverage in such forms and amounts and against such risks including without limitation insurance with respect to its Property, the operation thereof and its business against casualties, contingencies and risks and insurance against loss or damage from such hazard and risks to the person or property of others, as are customary for corporations similarly situated and engaged in the same or a similar business and owning and operating similar properties. All such insurance shall be carried with financially sound and reputable insurers.

5.7. Conduct of Business. Each of the Borrowers shall maintain and keep, and shall cause each of their respective Subsidiaries to maintain and keep, its assets, property and equipment in good repair, working order and condition and from time to time make or cause to be made all needed renewals, replacements and repairs.

5.8. Maintain Business. Each of the Borrowers shall continue to engage primarily, and shall cause each of their respective Subsidiaries to continue to engage primarily, in the business or businesses being conducted on the date of this Agreement.

5.9. ERISA.

(a) Each of the Borrowers agrees that all assumptions and methods used to determine the actuarial valuation of employee benefits, both vested and unvested, under any Plan, and each such Plan, will comply in all material respects with ERISA and other applicable laws.

(b) Neither of the Borrowers will at any time permit any Plan to:

(i) engage in any "prohibited transaction" as such term is defined in Section 4975 of the Code or in
Section 406 of ERISA;

(ii) incur any "accumulated funding deficiency" as such term is defined in Section 302 of ERISA, whether or not waived; or

(iii) be terminated under circumstances which are likely to result in the imposition of a lien on the property of the Borrowers, or either of them, or any of QDI's Subsidiaries pursuant to Section 4068 of ERISA, if and to the extent such termination is within the control of the Borrower;

if the event or condition described in (i), (ii) or
(iii) above is likely to subject the Borrowers, or either of them, or any Subsidiary or ERISA Affiliate to a Material Adverse Occurrence.

(c) Upon the request of the Administrative Agent or any Bank, the Borrowers will furnish a copy of the annual report of each Plan (Form 5500) required to be filed with the Internal Revenue Service. Copies of annual reports shall be delivered no later than thirty (30) days after the date the copy is requested.

5.10. Changes to GAAP. In the event that the Borrowers, or either of them, makes any changes to the generally accepted accounting principles used in the preparation of such Borrower's books and/or financial statements such that such principles are not applied consistently with any such principles applied during any prior period, (a) such change shall be in accordance with the generally accepted accounting principles in effect at the time of such change and shall be concurred in by the certified public accountants certifying the financial statements of QDI and its Subsidiaries, and (b) the Borrowers shall give the Administrative Agent thirty (30) days prior written notice thereof. The Required Banks are hereby authorized, in consultation with the Borrowers, to adjust the financial covenants of this Agreement to reflect the effect of such changes.

5.11. Use of Proceeds. The Borrowers will use the proceeds of the Advances only for lawful purposes and in accordance with Sections 4.11 and 4.12 hereof.

5.12. Subsidiary Guaranty. QDI hereby agrees to cause each Person which is or may hereafter become a Wholly-Owned Subsidiary of QDI (other than (i) GAGHC and (ii) Wholly-Owned Subsidiaries of QDI which in the aggregate have assets of less than $500,000) to execute, deliver and perform the Subsidiary Guaranty.
At the time that any Wholly-Owned Subsidiary becomes a party to the Subsidiary Guaranty, the Borrowers shall have delivered to the Administrative Agent copies (in sufficient number for each of the Banks to receive a copy) of each of the following documents in form and substance reasonably satisfactory to the Administrative Agent and the Banks:

(a) Counterpart signature page to the Subsidiary
Guaranty, duly executed by such Subsidiary;

(b) A copy of the articles of incorporation (or similar charter document), including all amendments thereto, of such Subsidiary, certified by the Secretary of State of the state of its incorporation;

(c) A copy of (i) the By-laws (or similar charter document) of such Subsidiary and (ii) the resolutions of the Board of Directors and of the shareholders (if required) of such Subsidiary authorizing the execution, delivery and performance of the Subsidiary
Guaranty, each certified as true and complete by the secretary or assistant secretary of such Subsidiary;

(d) An incumbency certificate executed by the secretary or assistant secretary of such Subsidiary, certifying the names of the officers authorized to execute the Subsidiary Guaranty, together with a sample of the true signatures of such officers;

(e) Certificates of good standing (or the substantial equivalent thereof) for such Subsidiary certified by the Secretaries of State of the state of its incorporation and each other state in which it is required to be qualified; and

(f) a favorable opinion of counsel to such Subsidiary in form and substance reasonably satisfactory to the Administrative Agent.

5.13. Security Documents.  (a)  If at any time either
Borrower or any Subsidiary of a Borrower acquires an ownership interest in or creates an entity which is or becomes a Subsidiary, such Borrower shall, or shall cause its Subsidiaries, to take all such action and execute such agreements, documents and instruments, including without limitation execution and delivery of a counterpart signature page in the form of Annex I to the Pledge Agreement and Annex I to the Security Agreement, that may be necessary or desirable to grant to the Administrative Agent, for the benefit of the Banks, a first priority, perfected security interest in all of the assets of and all of the capital stock of such new Subsidiary. Notwithstanding the foregoing, (i) the Borrowers shall not be required to, or be required to cause its Subsidiaries to, pledge the assets or capital stock of any Subsidiary if QDI and/or any of its Subsidiaries is subject to any contractual obligation which prohibits the pledge of the assets or capital stock of such Subsidiary pursuant to the Pledge
Agreement or the Security Agreement; provided that QDI and/or its Subsidiaries shall use reasonable efforts to obtain any necessary waivers, consents or amendments to permit such pledge or to obtain reasonably equivalent security and (ii) the Borrowers and their Subsidiaries shall not be obligated to pledge the assets or capital stock of a Subsidiary, provided that the aggregate value of the assets and the capital stock of the Subsidiaries that have not been pledged to the Administrative Agent for the benefit of the Banks shall not at any time exceed
$500,000.

(b) At the time that any Borrower or any Subsidiary or Affiliate thereof becomes a party to a Security
Document, the Borrowers shall have delivered to the Administrative Agent copies (in sufficient number for each of the Banks to receive a copy) of each of the following documents in form and substance reasonably satisfactory to the Administrative Agent and the
Banks:

(i) (A) Counterpart signature page to the Pledge
Agreement, duly executed by such Borrower or such Subsidiary and (B) counterpart signature page to the Security Agreement, duly executed by the applicable
Pledgor.

(ii) A copy of (A) the articles of incorporation (or similar charter document), including all amendments thereto, of each Pledgor, (B) the By-laws (or similar charter document) of each Pledgor and (C) the resolutions of the Board of Directors and of the shareholders (if required) of each Pledgor authorizing the execution, delivery and performance of each such Security Document, each certified as true and complete by the secretary or assistant secretary of such Pledgor;

(iii) An incumbency certificate executed by the secretary or assistant secretary of each Pledgor, certifying the names of the officers authorized to execute each such Security Document, together with a sample of the true signatures of such officers;

(iv) A favorable opinion of counsel to each Pledgor in form and substance reasonably satisfactory to the Administrative Agent;

(v) Delivery of stock certificates, stock powers, irrevocable proxies, instructions or other instruments or documents required to be delivered pursuant to the applicable Security Document; and

(vi) UCC-1 Financing Statements in form acceptable to the Administrative Agent appropriately completed, duly executed by the applicable Pledgor and filed in all places that the Administrative Agent, in its sole judgment, deems necessary or desirable.

5.14. Year 2000 Compliance. The Borrowers shall, and shall cause each of their respective Subsidiaries to, take all action necessary or desirable in order to implement the Year 2000 Plan in all material respects and in order to ensure that the Borrowers and their Subsidiaries are Year 2000 Compliant on a timely basis. The Borrowers shall, and shall cause each of their respective Subsidiaries to, monitor the progress of their respective customers, suppliers and vendors to assure that such Persons are Year 2000 Compliant on a timely basis and take all action necessary to remedy any potential material loss which the Borrowers and their Subsidiaries could suffer if such Persons fail to be Year 2000 Compliant on a timely basis. The Borrowers shall notify the Administrative Agent promptly upon learning of any failure, or prospective failure, of the Borrowers or their respective Subsidiaries, or of any customer, supplier or vendor to the Borrowers or their Subsidiaries, to be Year 2000 Compliant on a timely basis which could result in a Material Adverse Occurrence.

5.15. Survival of Warranties and Representations.
Each of the Borrowers covenants, warrants and represents to the Administrative Agent and each Bank that all representations and warranties of the Borrowers contained in this Agreement and in the other Loan Documents shall be true at the time of Borrowers' execution of this Agreement and shall survive the execution, delivery and acceptance hereof and thereof by the parties thereto and the closing of the transactions described herein and therein or related hereto and thereto and any investigation at any time made by or on behalf of the Administrative
Agent or any of the Banks shall not diminish their rights to rely thereon.


ARTICLE VI.
CERTAIN FINANCIAL COVENANTS AND NEGATIVE COVENANTS

Each of the Borrowers agrees with the Administrative
Agent and each of the Banks that, from the date hereof and thereafter for so long as any portion of any Advance or any Letter of Credit shall be outstanding or any Bank shall have any Commitment hereunder, unless the Required Banks shall otherwise consent in writing:

6.1. Fixed Charge Coverage Ratio. (a) For each twelve-month period ending on the last day of each fiscal quarter of QDI, the Borrowers shall maintain a ratio of Earnings Available for Fixed Charges to Fixed Charges of not less than the ratio set forth below:

                                             Minimum Fixed Charge
Applicable Fiscal Quarter                       Coverage Ratio
-------------------------                    ---------------------
Third and fourth fiscal                            1.35:1.00
quarters of 1998 fiscal year

Each fiscal quarter of 1999                        1.35:1.00
fiscal year

Each fiscal quarter of 2000                        1.40:1.00
fiscal year


(b) Neither of the Borrowers will, nor permit any of its Subsidiaries to, enter into any Operating Lease if after giving effect thereto on a pro forma basis the ratio of Earnings Available for Fixed Charges to Fixed Charges would be less than the ratio set forth above for the applicable period.

6.2. Ratio of Funded Debt to Pro Forma Consolidated Cash Flow.
For each twelve-month period ending on
the last day of each fiscal quarter of QDI, the Borrowers shall maintain a ratio of Funded Debt of QDI and its Subsidiaries, on a consolidated basis, as of the last day of such fiscal quarter to Pro Forma
Consolidated Cash Flow for the twelve-month period ending on such date, of not more than the ratio set forth below:

                                     Maximum Ratio ofFunded Debt to
Applicable Fiscal Quarter            ProForma Consolidated Cash Flow
-------------------------            -------------------------------

Third and fourth fiscal                        5.50:1.00
quarters of 1998 fiscal year

First, second and third fiscal                 5.00:1.00
quarters of 1999 fiscal year

Fourth fiscal quarter of 1999                  4.75:1.00
fiscal year

Each fiscal quarter of 2000                    4.75:1.00
fiscal year

6.3. Limitations on Indebtedness. Neither of the Borrowers will, nor will permit any of its Subsidiaries to, create, issue, guarantee or otherwise become liable in respect of any Indebtedness, except:

(a) Capital Lease Obligations existing on the date hereof and disclosed on Annex III hereto;

(b) Capital Lease Obligations incurred after April 26,
1996, provided that, after taking into account the incurrence of such Capital Lease Obligations, (x) the aggregate outstanding Capital Lease Obligations incurred pursuant to this clause (b) shall not exceed
$5,000,000 and (y) no Default or Event of Default shall exist;

(c) Indebtedness represented by the Notes or outstanding under the Subsidiary Guaranty or any other Loan Document; and

(d) Indebtedness owing to QDI or any of its Wholly-
Owned Subsidiaries.

6.4. Liens. Neither of the Borrowers will, nor will permit any of its Subsidiaries to, create, incur or permit to exist any Lien on its Property, whether now owned or hereafter acquired, or upon any income or profits therefrom, or own or acquire or agree to acquire Property of any kind subject to any Lien, except the following:

(a) Liens securing taxes, assessments or governmental charges or levies or the claims or demands of contractors, materialmen, mechanics, carriers, warehousemen, landlords and other like Persons, provided the payment thereof is not at the time required by Section 5.3 hereof;

(b) Liens incurred or deposits made in the ordinary course of business (A) in connection with workmen's compensation, unemployment insurance, social security and other like laws or (B) to secure the performance of letters of credit, bids, tenders, sales contracts, leases, statutory obligations, surety, appeal and performance bonds and other similar obligations not incurred in connection with the borrowing of money, the obtaining of advances or the payment of the deferred purchase price of Property;

(c) attachments, judgment and other similar Liens arising in connection with court proceedings, provided the execution or other enforcement of such Liens is effectively stayed and the claims secured thereby are being actively contested in good faith and by appropriate proceedings in such manner as not to have the
Property subject to such Liens forfeitable;

(d) easements, rights-of-ways, reservations, exceptions, minor encroachments, restrictions and similar charges created or incurred in the ordinary course of business which in the aggregate do not materially interfere with the business operations of the Borrowers, or either of them, or any of their respective Subsidiaries;

(e) Liens securing Capital Lease Obligations existing on April 26, 1996 and disclosed on Annex III hereto;

(f) Liens securing Capital Lease Obligations incurred pursuant to Section 6.3(b) hereof;

(g) Liens on tangible personal property at any site which secure Capital Lease Obligations or obligations under Operating Leases in respect of such site, in each case existing on the date hereof and disclosed on Annex III hereto;

(h) Liens in favor of QDI or a Subsidiary Guarantor;

(i) Liens in favor of the Administrative Agent for the benefit of the Banks; and

(j) Liens on QDI's equity interest in Six Edison
Lakes, L.L.C., a limited liability company ("Six
Edison"), to secure the performance of QDI's obligations under the Lease, dated September 19, 1996, between QDI and Six Edison regarding the office building at QDI's headquarters.

For purposes of this Section 6.4, all Liens of a Person which becomes a Subsidiary and which are outstanding as of the date such Person becomes a Subsidiary shall be deemed to have been incurred as of such date.

6.5. Dividends, Stock Purchases and Restricted Payments.
Neither of the Borrowers will, nor permit any of its Subsidiaries to, except as hereinafter provided: (a) declare or pay any dividends, either in cash or Property, on any shares of its capital stock of any class (except dividends payable by QDI solely in shares of common stock of QDI and dividends payable solely to QDI or a Wholly-Owned Subsidiary of
QDI); or (b) directly or indirectly, or through any Subsidiary, purchase, redeem, retire, or otherwise acquire any shares of its capital stock, or other equity interests therein, of any class or any warrants, rights or options to purchase or acquire any shares of its capital stock, or other equity interests therein (except for any such purchases, redemptions, retirements or other acquisitions payable solely in shares of common stock of QDI); or
(c) make any other distribution, either directly or indirectly or through any Subsidiary, in respect of its capital stock, or other equity interests therein
(such declarations or payments of dividends, purchases, redemptions or retirements of stock and warrants, rights or options, and all such other distributions being herein collectively called
"Restricted Payments"); provided that,
notwithstanding the foregoing, QDI may repurchase shares of its capital stock outstanding if (i) after giving effect thereto, the aggregate cumulative amount of all Restricted Payments from and after the Effective Date does not exceed the sum of (x)
$2,500,000, plus (y) from and after June 30, 1999 and if and only if as of the date of payment of such Restricted Payments the ratio of Funded Debt of QDI and its Subsidiaries, on a consolidated basis, as of the last day of the preceding fiscal quarter of QDI to Pro Forma Consolidated Cash Flow of QDI for the twelve-month period ending on such date, after giving effect tosuch Restricted Payment (and any Indebtedness incurred in connection therewith), is less than 4.25, an additional amount equal to the lesser of $2,500,000 and Available Excess Cash Flow as of such date and (ii) at the time of payment of such Restricted Payment no Default or Event of Default exists and, after giving effect to such Restricted
Payment, no Default or an Event of Default would exist, and provided, further, that the restrictions set forth in this Section 6.5 shall not apply to any Rights nor to any shares of Series B Participating
Cumulative Preferred Stock distributed or issued pursuant to the Rights Agreement, dated as of March
27, 1997, between QDI and KeyCorp Shareholder
Services, Inc. as Rights Agent (the "Rights
Agreement"). As used herein, the term "Rights" shall have the same meaning ascribed to it in the Rights
Agreement.

For purposes of this Section 6.5, the amount of any Restricted Payment which is payable or distributable in Property other than cash or shares of capital stock of QDI shall be deemed to be the fair market value (as determined in good faith by the Board of Directors of QDI) of such Property as of the date of the payment of such Restricted Payment.

6.6. Sales of Assets. Neither of the Borrowers will, nor permit any of its Subsidiaries to, sell, lease, transfer or otherwise dispose of assets (including without limitation the capital stock of any Subsidiary), other than Permitted Dispositions.

6.7.Mergers and Consolidations .  Neither of the
Borrowers will, nor permit any of its Subsidiaries to, consolidate with or merge into any other Person or permit any other Person to consolidate with or merge into it (except that a Subsidiary may consolidate with or merge into QDI or a Wholly-Owned
Subsidiary of QDI); provided that the foregoing restriction does not apply to the merger or consolidation of QDI with another corporation if:

(i)the corporation which results from such merger or consolidation (the "surviving corporation") is organized under the laws of the United States of America or a jurisdiction thereof;

(ii)the due and punctual payment of the principal of and premium, if any, and interest on the Notes, according to their tenor, and the due and punctual performance and observance of all of the covenants in the Notes and this Agreement to be performed or observed by QDI, are expressly assumed in writing by the surviving corporation; and

(iii)immediately after the consummation of the transaction and after giving effect thereto, no condition or event shall exist which constitutes a Default, an Event of Default or a Change of Control.

6.8. Preferred Stock of Subsidiaries. The Borrowers will not permit any Subsidiary of QDI to issue
Preferred Stock, any security convertible into Preferred Stock or options, warrants or rights to purchase Preferred Stock of any Subsidiaries of QDI except shares held by QDI or a Wholly-Owned
Subsidiary of QDI and shares of Preferred Stock held by others at the time such Subsidiary becomes a Subsidiary of QDI, provided that such shares of Preferred Stock are not issued or transferred by QDI or any Subsidiary to others in contemplation of, or in connection with, such Subsidiary becoming a Subsidiary.

6.9. Disposition of Securities of a Subsidiary.
Neither of the Borrowers will, nor permit any of its Subsidiaries to, sell or otherwise dispose of any shares of the stock or other equity interests therein (or any options or warrants to purchase stock or other equity interests therein or other securities convertible or exchangeable therefor) of a Subsidiary (said stock, options, warrants and other securities herein called
"Subsidiary Stock"), nor will either of the Borrowers permit any of its Subsidiaries to issue, sell or otherwise dispose of any shares of its own Subsidiary
Stock, if the effect of the transaction would be to reduce the proportionate interest of such Borrower and its other Subsidiaries in the outstanding
Subsidiary Stock of the Subsidiary whose shares are the subject of the transaction, provided that the foregoing restrictions shall not apply to:

(a) the issue of directors' qualifying shares; or

(b) the sale for cash consideration to a Person in a single transaction (other than directly or indirectly to an Affiliate) of the entire investment (whether represented by stock, debt, claims or otherwise) of such Borrower and its other Subsidiaries in any Subsidiary (other than GAGHC), if all of the following conditions are met:

(i) the sale or other disposition of the assets of such Borrower and its other Subsidiaries is permitted by Section 6.6;

(ii) in the opinion of such Borrower's Board of Directors, the sale is for fair value and is in the best interests of such Borrower;

(iii) the Subsidiary being disposed of has no continuing investment in any other Subsidiary not being simultaneously disposed of or in the Borrowers;
and

(iv) immediately after the consummation of the transaction and after giving effect thereto, no condition or event shall exist which constitutes a Default or an Event of Default.

Notwithstanding the foregoing, GAGHC shall at all times remain a Wholly-Owned Subsidiary of QDI.

6.10. Investments. Neither of the Borrowers will, nor permit any of its Subsidiaries to, make or permit to exist any Investment other than Permitted Investments.

6.11. Transactions with Affiliates.  Neither of the
Borrowers will, nor permit any of its Subsidiaries to, enter into any material transaction (including, without limitation, the purchase, sale or exchange of Property, the rendering of any service, the making of any material investment in an Affiliate or the repayment of any indebtedness owed to an Affiliate) with an Affiliate (other than a Borrower or a Subsidiary Guarantor (other than Grady's, Inc.)), except in the ordinary course of business and pursuant to the reasonable requirements of such Borrower's or such Subsidiary's business, upon terms which are fair and reasonable to such Borrower or such Subsidiary and which are not less favorable to such Borrower or such Subsidiary than would be obtained in a comparable transaction with a Person not an Affiliate.

6.12. Capital Expenditures. (a) The Borrowers shall not, and shall not permit any of their Subsidiaries to, expend or contract to expend any amount for Capital Expenditures during any fiscal year if as a result thereof the Consolidated Capital Expenditures for such fiscal year exceeds the sum of the following:

(i) the Maximum Primary Capital Expenditures applicable to such fiscal year;

(ii) Net Proceeds of any Permitted Disposition described in clause (iv) or (v) of the definition of "Permitted Disposition" in an amount not to exceed
$10,000,000;

(iii) from and after October 25, 1998, an amount equal to the lesser of (i) $1,500,000 and (ii) the difference of $7,500,000 and the Consolidated Capital
Expenditures of QDI and its Subsidiaries during fiscal year 1998; and

(iv) POS Expenditures by the Borrowers and their Subsidiaries from and after the Effective Date in an amount not to exceed in the aggregate $4,000,000.
provided that the Capital Expenditures (described in Section 6.12(a)(i) above) of QDI shall not exceed the applicable Specified Amount.

(b) Notwithstanding the foregoing, and in addition to the limitations set forth in subsection (a) above, the Borrowers may, and may permit one or more
Subsidiaries to make Capital Expenditures at any time in an amount not to exceed the Available Excess Cash
Flow as of such date.

6.13. Acquisitions. The Borrowers shall not, nor permit any of their respective Subsidiaries to, make any Acquisitions, other than an Acquisition relating to the operation and development of Burger King restaurants and/or Chili's Grill and Bar restaurants.


ARTICLE VII.
EVENTS OF DEFAULT

7.1. Events of Default. The term "Event of Default" shall mean any of the following events:

(a) A default in the payment when due of the principal of the Notes;

(b) A default in the payment when due of any interest on the Notes or of fees under this Agreement and such default shall continue unremedied for five (5) days;

(c) A default in the due performance and observance of any of the covenants contained in Sections 5.2, 5.6,
6.1 through 6.13, inclusive;

(d) A default (other than those defaults described in other subsections of this Section 7.1) by the Borrowers, or either of them, in the due performance and observance of any of the covenants contained in this Agreement and such default shall continue unremedied for a period of thirty (30) days after notice from the Administrative Agent or any Bank to either of the Borrowers thereof;

(e) A default by the Borrowers, or either of them, or any of their respective Subsidiaries on any Indebtedness or any event shall occur or any condition shall exist in respect of any Indebtedness of such Borrower or such Subsidiary, or under any agreement securing or relating to such Indebtedness, the effect of which is (i) to result in the failure to pay when due at least $500,000 in aggregate principal amount of such Indebtedness or (ii) to cause or permit any holder of such Indebtedness or a trustee to cause at least $500,000 in aggregate principal amount of such Indebtedness to become due prior to its stated maturity or prior to its regularly scheduled dates of payment;

(f) An involuntary case under any applicable federal or state bankruptcy laws shall be commenced against either of Borrowers or any of QDI's Subsidiaries and the petition shall not be dismissed, stayed, bonded or discharged within sixty (60) days after the commencement of the case; the entry of a decree or order by a court having jurisdiction in the premises in respect of either of the Borrowers or any of QDI's
Subsidiaries under the federal bankruptcy laws, as now or hereafter constituted, or any other applicable federal or state bankruptcy, insolvency or other similar law; or the entry of a decree or order by a court having jurisdiction in the premises appointing a receiver, liquidator, assignee, trustee, sequestrator or other similar official of either of the Borrowers or any of QDI's Subsidiaries or of any substantial part of the property of either of the Borrowers or any of QDI's Subsidiaries, or ordering the winding up or liquidation of its affairs, and the continuance of any such decree or order unstayed and in effect for a period of sixty (60) consecutive days;

(g) The commencement by either of the Borrowers or any of QDI's Subsidiaries of a voluntary case under the federal bankruptcy laws, as now or hereafter constituted, or any other applicable federal or state bankruptcy, insolvency or other similar law or the consent by it to the appointment of a receiver, liquidator, assignee, trustee, sequestrator or other similar official of the Borrower or any of QDI's
Subsidiaries or of any substantial part of the property of either of the Borrowers or any of QDI's
Subsidiaries, or the making by it of an assignment for the benefit of creditors, or the failure by either of the Borrowers or any of QDI's Subsidiaries to pay its debts generally as they become due, or the taking of any action by either of the Borrowers or any of QDI's Subsidiaries in furtherance thereof;

(h) Any judgments, writs, warrants of attachment, executions or similar process (to the extent not covered by insurance) shall be issued or levied against either of the Borrowers or any of QDI's
Subsidiaries or any of the assets of either of the Borrowers or any of QDI's Subsidiaries where the amount of such judgments, writs, warrants of attachment, executions or similar process exceeds
$500,000 in the aggregate and where such judgments, writs, warrants of attachment, executions or similar process are not released, vacated, suspended, stayed, abated or fully bonded prior to any sale and in any event within thirty (30) days after its issue or levy;

(i) Any representation or warranty set forth in this Agreement or any other Loan Document shall be untrue in any material respect on the date as of which the facts set forth are stated or certified;

(j) Default shall occur in the observance or performance by any Subsidiary of any provision, covenant or agreement of the Subsidiary Guaranty;

(k) The Subsidiary Guaranty shall cease to be in full force and effect or any Subsidiary shall so state in writing;

(l) A Change of Control shall occur; or

(m) Any Security Document shall cease to be in full force and effect or any Pledgor shall so state in writing; or the Administrative Agent, for the benefit of the Banks, shall cease to have a first priority, perfected security interest on all or any portion of the collateral subject or purported to be subject to any Security Document.

7.2. Action If Event of Default.  If an Event of
Default described in Section 7.1(f) or (g) shall occur, the full unpaid principal amount of the Note and all other amounts due and owing hereunder shall automatically be due and payable without any declaration, notice, presentment, protest or demand of any kind (all of which are hereby waived) and the obligation of the Banks to make additional Advances or to issue Letters of Credit shall automatically terminate. If any other Event of Default shall occur and be continuing, the Required Banks, upon written notice to the Borrowers, may terminate the Banks' obligation to make additional Advances and CBT's obligation to issue Letters of Credit and may declare the outstanding principal amount of the Notes and all other amounts due and owing hereunder to be due and payable without other notice to the Borrowers, presentment, protest or demand of any kind (all of which are hereby waived), whereupon the full unpaid amount of the Notes and any and all other amounts, which shall be so declared due and payable shall be and become immediately due and payable.

7.3. Remedies.

(a) The Administrative Agent, personally or by attorney, may in its discretion, proceed to protect and enforce its rights by pursuing any available remedy including a suit or suits in equity or at law, whether for damages or for the specific performance of any obligation, covenant or agreement contained in this Agreement or in the Notes, or in aid of the execution of any power herein or therein granted, or for the enforcement of any other appropriate legal or equitable remedy, as the Administrative Agent shall deem most effectual to collect the payments then due and thereafter to become due on the Notes or under this Agreement, to enforce performance and observance of any obligation, agreement or covenant of the Borrowers hereunder or under the Notes or to protect and enforce any of the Administrative Agent's or any Bank's rights or duties hereunder.

(b) No remedy herein conferred upon or reserved to the Administrative Agent or any Bank is intended to be exclusive of any other remedy or remedies, and each and every such remedy shall be cumulative, and shall be in addition to every other remedy given hereunder or under any other Loan Document now or hereafter existing at law, in equity or by statute.

(c) Each Bank agrees that it will not take any action, nor institute any actions or proceedings, against the Borrowers hereunder or under any Loan Document, without the prior written consent of the Required
Banks or, as may be provided in this Agreement or the other Loan Documents, at the direction of the Administrative Agent.


ARTICLE VIII.
THE AGENT

8.1. Appointment and Authorization. Each Bank hereby irrevocably appoints CBT as the administrative agent of such Bank and authorizes the Administrative
Agent to act on such Bank's behalf to the extent provided herein or under any of the other Loan
Documents or in connection therewith, and to take such other action and exercise such other powers as may be reasonably incidental thereto.
Notwithstanding the use of the term "Agent," it is expressly understood and agreed that the Administrative Agent shall not have any fiduciary responsibilities to any Bank by reason of this Agreement and that the Administrative Agent is merely acting as the representative of the Banks with only those duties as are expressly set forth in this Agreement and the other Loan Documents. In its capacity as the Banks' contractual representative, the Administrative Agent (i) does not hereby assume any fiduciary duties to any of the Banks and (ii) is acting as an independent contractor, the rights and duties of which are limited to those expressly set forth in this Agreement and the other Loan Documents.
Each of the Banks hereby agrees to assert no claim against the Administrative Agent on any agency theory or any other theory of liability for breach of fiduciary duty, all of which claims each Bank hereby waives.

8.2. Power. The Administrative Agent shall have and may exercise such powers under this Agreement and any other Loan Documents as are specifically delegated to the Administrative Agent by the terms hereof or thereof, together with such powers as are reasonably incidental thereto. As to any matters not expressly provided for by the Loan Documents (including, without limitation, enforcement or collection of the Notes), the Administrative Agent shall not be required to exercise any discretion or take any action, but shall be required to act or to refrain from acting (and shall be fully protected in so acting or refraining from acting) upon the instructions of the Required Banks, and such instructions shall be binding upon all Banks and all holders of the Notes; provided, however, that the Administrative Agent shall not be required to take any action which exposes the Administrative Agent to personal liability or which is contrary to any Loan
Document or applicable law. The Administrative Agent shall not have any implied duties or any obligation to take any action under this Agreement or any other
Loan Document except such action as is specifically provided by this Agreement or any other Loan Document to be taken by the Administrative Agent. The
Administrative Agent shall act as an independent contractor in performing its obligations as Administrative Agent hereunder and nothing contained herein shall be deemed to create a fiduciary relationship among or between the Administrative
Agent and the Borrowers or among or between the Administrative Agent and any Bank.

8.3. Employment of Counsel; etc.
The Administrative Agent may execute any of its duties under this Agreement or any other Loan Document, and any instrument, agreement or document executed, issued or delivered pursuant hereto or in connection herewith, by or through employees, agents and attorneys-in-fact and shall not be answerable for the default or misconduct of any such employee, agent or attorney-in-fact selected by it with reasonable care.
The Administrative Agent shall be entitled to rely on advice of counsel (including counsel who are the employees of the Administrative Agent) selected by the Administrative Agent concerning all matters pertaining to the agency hereby created and its duties under any of the Loan Documents.

8.4. Reliance. The Administrative Agent shall be entitled to rely upon and shall not be under a duty to examine or pass upon the validity, effectiveness, genuineness of any notice, consent, waiver, amendment, certificate, affidavit, letter, telegram, statement, paper, document or writing believed by it to be genuine and to have been signed or sent by the proper Person or Persons, and the Administrative
Agent shall be entitled to assume that the same are valid, effective and genuine and what they purport to be.

8.5. General Immunity.  Neither the Administrative
Agent nor any of the Administrative Agent's directors, officers, agents, attorneys or employees shall be liable to any Bank for any action taken or omitted to be taken by it or them under the Loan
Documents or in connection therewith except that the Administrative Agent shall be obligated on the terms set forth herein for performance of its express obligations hereunder and except that no Person shall be relieved of any liability imposed by law for willful misconduct or gross negligence. Without limitation on the generality of the foregoing, the Administrative Agent: (a) shall not be responsible to any Bank for any recitals, statements, warranties or representations under the Loan Documents or any agreement or document relative thereto or for the financial condition of the Borrowers; (b) shall not be responsible for the authenticity, accuracy, completeness, value, validity, effectiveness, due execution, legality, genuineness, enforceability or sufficiency of any of the Loan Documents;
(c) shall not be responsible for the validity, genuineness, creation, perfection or priority of any of the liens created or reaffirmed by any of the Loan
Documents, or the validity, genuineness, enforceability, existence, value or sufficiency of any collateral or other security; (d) shall not be bound to ascertain or inquire as to the performance or observance of any of the terms, covenants or conditions of any of the Loan Documents on the part of the Borrowers or of any of the terms of any such agreement by any party thereto and shall have no duty to inspect the property (including the books and records) of the Borrowers; (e) shall incur no liability under or in respect of any of the Loan
Documents or any other document or Collateral by acting upon any notice, consent, certificate or other instrument or writing (which may be by telegram, cable or telex) believed by the Administrative Agent to be genuine and signed or sent by the proper party;
and (f) may consult with legal counsel (including counsel for the Borrowers), independent public accountants and other experts selected by the Administrative Agent and shall not be liable for any action taken or omitted to be taken in good faith in accordance with the advice of such counsel, accountants or experts.

8.6. Credit Analysis. Each Bank has made, and shall continue to make, its own independent investigation or evaluation of the operations, business, property and condition, financial and otherwise, of the Borrowers in connection with the making of its commitments hereunder and has made, and will continue to make, its own independent appraisal of the creditworthiness of the Borrowers. Without limiting the generality of the foregoing, each Bank acknowledges that prior to the execution of this Agreement, it had this Agreement and all other Loan
Documents and such other documents or matters as it deemed appropriate relating thereto reviewed by its own legal counsel as it deemed appropriate, and it is satisfied with the form of this Agreement and all other Loan Documents. Each Bank agrees and acknowledges that neither the Administrative Agent nor any of its directors, officers, attorneys or employees makes any representation or warranties about the creditworthiness of the Borrowers or with respect to the due execution, legality, validity, genuineness, effectiveness, sufficiency or enforceability of this Agreement or any other Loan
Documents, or the validity, genuineness, execution, perfection or priority of Liens created or reaffirmed by any of the Loan Documents, or the validity, genuineness, enforceability, existence, value or sufficiency of any collateral or other security.
Each of the Banks shall use its best efforts to provide the other Banks with any credit or other material information which comes into the possession of such Bank on or before a Default or Event of Default or at any time thereafter with respect to the operations, business, property condition or creditworthiness of the Borrowers but no Bank shall have any liability to any other Bank for its inadvertent failure to do so. Each Bank, upon the request of another Bank, shall deliver to such other bank any financial statement, report, certificate or other document required to be delivered to the Banks pursuant to Section 5.1 which the requesting Bank did not receive. Except as explicitly provided herein, neither the Administrative Agent nor any Bank has any duty or responsibility, either initially or on a continuing basis, to provide any other Bank with any credit or other information with respect to such operations, business, property, condition or creditworthiness, whether such information comes into its possession on or before a Default or an Event of Default or at any time thereafter.

8.7. Agent and Affiliates. With respect to the Loans made by it and the Notes issued to it, each Agent, in its individual capacity, shall have the same rights and powers under the Loan Documents as any other Bank and may exercise the same as though it were not an Agent; and the term "Bank" or "Banks" shall, unless otherwise expressly indicated, include each Agent in its individual capacity. Each Agent, in its individual capacity, and its Affiliates may accept deposits from, lend money to, act as trustee under indentures of, and generally engage in any kind of business with, the Borrowers, or either of them, and any person or entity who may do business with or own securities of the Borrowers, or either of them, all as if it were not an Agent and without any duty to account therefor to the Banks.

8.8. Indemnification. The Banks jointly and severally agree to indemnify and hold harmless the Administrative Agent and its officers, directors, employees and agents (to the extent not reimbursed by the Borrowers), ratably according to their respective
Commitments, from and against any and all claims, liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by, or asserted against the Administrative Agent or any of its officers, directors, employees or agents, in any way relating to or arising out of any investigation, litigation or proceeding concerning or relating to the transaction contemplated by this Agreement or any of the other
Loan Documents, or any of them, or any action taken or omitted by the Administrative Agent or any of its officers, directors, employees or agents, under any of the Loan Documents; provided, however, that no Bank shall be liable for any portion of such claims, liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from the gross negligence or willful misconduct of the Administrative Agent or any of its officers, directors, employees or agents.
Without limitation of the foregoing, each Bank agrees to reimburse the Administrative Agent promptly upon demand for such Bank's proportionate share of any out-of-pocket expenses (including counsel fees) incurred by Administrative Agent or its officers, directors, employees or agents in connection with the preparation, execution, administration, or enforcement of, or legal advice in respect of rights or responsibilities under any of, the Loan Documents, to the extent that the Administrative Agent is not reimbursed for such expenses by the Borrowers.

8.9. Successor Administrative Agent.  The
Administrative Agent may resign at any time as Administrative Agent under the Loan Documents by giving thirty (30) days' prior written notice thereof to the Banks and the Borrowers. Upon any such resignation, the Required Banks shall have the right to appoint a successor Administrative Agent hereunder; provided that prior to the occurrence of a Default the Borrowers shall consent (which consent shall not be unreasonably withheld) thereto. If no successor Administrative Agent shall have been so appointed by the Required Banks, and shall have accepted such appointment, within 30 days after the retiring Administrative Agent's giving of notice of resignation, then the retiring
Administrative Agent may, on behalf of the Banks, appoint a successor Administrative Agent, which shall be a commercial bank organized under the laws of the United States or of any state thereof and having a combined capital and surplus of at least
$200,000,000.00. Upon the acceptance of any appointment as Administrative Agent under the Loan
Documents by a successor Administrative Agent, such successor Administrative Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring
Administrative Agent, and the retiring Administrative
Agent shall be discharged from its duties and obligations under the Loan Documents. After any retiring Administrative Agent's resignation or removal as Administrative Agent under the Loan
Documents, the provisions of this Article VIII shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Administrative Agent under the Loan Documents.

8.10. Agents' Fees.  The Borrowers agree to pay to
CBT, for its own account, the fees agreed to by QDI and CBT pursuant to that certain Revolving Credit
Facility Fee Letter dated September 11, 1998, or as otherwise agreed from time to time.

8.11. Collateral Matters. The Administrative Agent is authorized on behalf of all the Banks, without the necessity of any notice to or further consent from the Banks, from time to time to take any action with respect to the Security Documents or any collateral thereunder which may be necessary to perfect and maintain perfected the security interest in and Liens upon the collateral granted pursuant to the Security
Documents. The Banks irrevocably authorize the Administrative Agent, at its option and in its discretion, to release any Lien granted to or held by the Administrative Agent upon any collateral (i) upon termination of the Commitments and payment in full of all Loans and all other obligations of the Borrowers known to the Administrative Agent and payable under this Agreement or any other Loan Document; (ii) constituting property sold or to be sold or disposed of as part of or in connection with any disposition permitted hereunder; (iii) consisting of an instrument evidencing Indebtedness or other debt instrument, if the Indebtedness evidenced thereby has been paid in full; or (iv) if approved, authorized or ratified in writing by all the Banks. Upon request by the Administrative Agent at any time the Banks will confirm in writing the Administrative Agent's authority to release particular types or items of collateral pursuant to this Section 8.11, provided that the absence of any such confirmation for whatever reason shall not affect the Administrative
Agent's rights under this Section 8.11.


ARTICLE IX.
AMENDMENT AND RESTATEMENT

9.1. Amendment and Restatement of Existing Credit Agreement.
The Borrowers, the Banks, and the Agents agree that, upon the execution and delivery by each of the parties hereto of this Agreement and satisfaction of the conditions set forth in Article
III, the terms and provisions of the Existing Credit
Agreement shall be and hereby are amended, superseded and restated in their entirety by the terms and provision of this Agreement. This Agreement is not intended to and shall not constitute a novation. All
Loans made and Obligations incurred under the Existing Credit Agreement which are outstanding on the Effective Date shall continue as Loans and Obligations under (and shall be governed by the terms of) this Agreement.

9.2. Replacement Notes. The Borrowers shall execute and deliver replacement Notes to each of the Banks hereunder. Each of the Notes amends and restates and is issued in substitution for each of the Existing
Notes. On the Effective Date: (a) each of the Banks shall return its Existing Note to the Borrowers, in exchange for a new Note in the principal amount of such Bank's Commitment; and (b) all loans made pursuant to the Existing Credit Agreement outstanding on such date shall be deemed to be Loans hereunder by the Banks, ratably in accordance with their respective Commitments, shall be evidenced by the Notes, and shall be entitled to all of the benefits and bear all of the obligations of this Agreement.

9.3. Security Documents. Each of the Borrowers hereby acknowledges and agrees that the Notes, all Advances now outstanding or hereafter made hereunder and all amounts now or hereafter owing to the Administrative Agent and the Banks under or pursuant to this Agreement shall be secured under and pursuant to the Note Pledge Agreement, the Pledge Agreement, the Security Agreement and each and every other
Security Document and that all references therein to the "Credit Agreement" shall be deemed a reference to this Agreement and all capitalized terms not otherwise defined therein shall have the meanings ascribed thereto in this Agreement.


ARTICLE X.
MISCELLANEOUS

10.1. Waivers, Amendments; etc.
The provisions of this Agreement, including the closing conditions set forth herein, may from time to time be amended, modified or waived, if such amendment, modification or waiver is in writing and consented to by the Borrowers and the Required Banks; provided, that no amendment, waiver or consent shall, unless in writing and signed by all the Banks, do any of the following:
(a) waive any of the conditions specified in Article
III, (b) increase the Commitments of the Banks or subject the Banks to any additional obligations, (c) reduce the principal of, or interest on, the Notes or any fees or other amounts payable hereunder, (d) postpone any date fixed for any payment of principal of, or interest on, the Notes or any fees or other amounts payable hereunder, (e) change the percentage of the Commitments or of the aggregate unpaid principal amount of the Notes, or the number of Banks, which shall be required for the Banks or any of them to take any action hereunder, or (f) amend this Section 10.1 or (g) except as specifically permitted hereby or thereby, release or impair the security interest in any of the collateral granted to the Administrative Agent, for the benefit of the Banks, under the Security Documents or discharge any Subsidiary Guarantor; provided, further, that no amendment, waiver or consent shall, unless in writing and signed by the Administrative Agent in addition to the Banks required above to take such action, affect the rights or duties of the Administrative Agent under this Agreement or any Note.

No failure or delay on the part of the Administrative
Agent, any Bank or the holder of any Note in exercising any power or right under this Agreement or any Note shall operate as a waiver thereof, nor shall any single or partial exercise of any such power or right preclude any other or further exercise thereof or the exercise of any other power or right. No notice to or demand on the Borrowers in any case shall entitle it to any notice or demand in similar or other circumstances.

10.2. Payment Dates. Whenever any payment to be made hereunder by or to the Banks or to the holder of any Note shall otherwise be due on a day which is not a Business
Day, such payment shall be made on the next succeeding Business Day, and such extension of time shall be included in computing the fees or interest payable on such next succeeding Business Day.

10.3. Notices. All communications and notices provided under this Agreement shall be in writing by mail, telecopy or personal delivery and if to the Borrowers addressed or delivered to QDI at its address shown on the signature page hereof or if to the Administrative Agent or the Banks delivered to it at the address shown on the signature page hereof, or to any party at such other address as may be designated by such party in a notice to the other parties. Any notice, if mailed properly addressed, shall be deemed given upon the third Business Day after the placing thereof in the United States mail, postage prepaid; any notice shall be deemed given when transmitted by telecopier or when personally delivered.

10.4. Costs and Expenses. The Borrowers agree to pay, or reimburse, the Administrative Agent for all reasonable expenses for the preparation of this Agreement, including exhibits, and the Loan Documents and any amendments hereto or thereto or consents or waivers hereunder or thereunder as may from time to time hereafter be required thereby or by the transactions contemplated hereby, including, but not limited to, the fees and out-of-pocket expenses of the Administrative Agent, charges and disbursements of special counsel to the Administrative Agent from time to time incurred in connection with the preparation and execution of this Agreement and any document relevant to this Agreement, including the Loan Documents, any amendments hereto or thereto, or consents or waivers hereunder or thereunder, and the consideration of legal questions relevant hereto and thereto. The Borrowers agree to pay, or reimburse, the Administrative Agent and each Bank upon demand for all reasonable costs and expenses (including attorneys', auditors' and accountants' fees and expenses) arising out of the transactions contemplated by this Agreement and the Loan
Documents, in connection with any work-out or restructuring of the transactions contemplated hereby and by the Loan Documents and any collection or enforcement of the obligations of the Borrowers hereunder or thereunder, whether or not suit is commenced, including, without limitation, reasonable attorneys' fees and legal expenses in connection with any appeal of a lower court's order or judgment. The obligations of the Borrowers under this Section 10.4 shall survive any termination of this Agreement.

10.5. Indemnification. In consideration of the execution and delivery of this Agreement by the Administrative Agent and the Banks, the Borrowers agree to indemnify, exonerate and hold the Administrative Agent, each Bank and their respective officers, directors, employees and agents (the
"Indemnified Parties") free and harmless from and against any and all actions, causes of action, suits, losses, claims, damages, penalties, judgments, liabilities and damages, and expenses in connection therewith, including, without limitation, reasonable attorneys' fees and disbursements and all expenses of litigation or preparation therefor whether or not the Administrative Agent or such Bank is a party thereto
(the "Indemnified Liabilities"), incurred by the Indemnified Parties or any of them as a result of, or arising out of, or relating to:

(a) any transaction financed or to be financed in whole or in part directly or indirectly with proceeds of any Advance, or

(b) the execution, delivery, performance or enforcement of this
Agreement, the Loan Documents or any document executed pursuant hereto or thereto by any of the Indemnified Parties, except for any such Indemnified
Liabilities arising on account of such Indemnified Party's breach of contract or such Indemnified Party's gross negligence or willful misconduct in violation of law or in tort.
The provisions of this Section 10.5 shall survive termination of this Agreement and payment in full of the Notes.

10.6. Severability. Any provision of this Agreement or the Notes executed pursuant hereto which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions of this Agreement or the Notes or affecting the validity or enforceability of such provision in any other jurisdiction.

10.7. Cross-References. References in this Agreement to any Section or Article are, unless otherwise specified, to such Section or Article of this Agreement.

10.8. Headings. The various headings of this Agreement are inserted for convenience only and shall not affect the meaning or interpretation of this Agreement or any provisions hereof.

10.9. Governing Law. This Agreement and the Notes shall each be deemed to be a contract made under and governed by the internal laws (and not the law of conflicts) of the State of Indiana.

10.10. Successors and Assigns. (a) This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and assigns except that: (i) neither of the Borrowers may assign or transfer its rights hereunder without the prior written consent of each of the Banks; and (ii) any assignment by a Bank must be made in compliance with subsection (b) below.
Notwithstanding clause (ii) of this subsection (a), any Bank may at any time, without the consent of Borrowers or the Administrative Agent, assign all or any portion of its rights under this Agreement and its Notes to a Federal Reserve Bank; provided, however, that no such assignment shall release the transferor Bank from its obligations hereunder.
Except to the extent otherwise required by its context, the word "Bank" where used in this Agreement shall mean and include any such assignee and such assignee shall be bound by and have the benefits of this Agreement the same as if such holder had been a signatory hereto.

(b) Any Bank may, in the ordinary course of its business and in accordance with applicable law, at any time assign to one or more banks or other entities ("Purchasers") all or a portion of its rights and obligations under this Agreement
(including, without limitation, its Commitments, all Loans owing to it, all of its participation interests in existing Letters of Credit, and its obligation to participate in additional Letters of Credit hereunder) in accordance with the provisions of this subsection (b). Each assignment shall be of a constant, and not a varying, ratable percentage of all of the assigning Bank's rights and obligations under this Agreement. Such assignment shall be substantially in the form of Exhibit D hereto and shall not be permitted hereunder unless (i) such assignment is for all of such Bank's rights and obligations under the Loan Documents or (ii) the amount of the Commitment assigned by the assigning
Bank pursuant to each assignment shall be at least
$10,000,000 and the amount of the Commitment retained by the assigning Bank shall be at least $10,000,000. The consent of the Administrative Agent (which consent shall not be unreasonably withheld or delayed) shall be required prior to an assignment becoming effective with respect to a transferee which is not a Bank or an Affiliate thereof if at the time of such assignment no Event of Default shall have occurred and is continuing. In addition, the consent of the Borrowers shall be required (which consent shall not be unreasonably withheld or delayed) prior to an assignment becoming effective if such assignment is at a time when no Default or Event of Default has occurred and is continuing. Upon
(i) delivery to the Administrative Agent of an executed Assignment Agreement, together with any required consents and (ii) payment of a $2,000 fee to the Administrative Agent for processing such assignment, such assignment shall become effective on the effective date specified in such Assignment
Agreement. On and after the effective date of such assignment, such transferee, if not already a Bank, shall for all purposes be a Bank party to this Agreement and any other Loan Documents executed by the Banks and shall have all the rights and obligations of a Bank under the Loan Documents, to the same extent as if it were an original party hereto, and no further consent or action by the Borrowers, the Banks or the Administrative Agent shall be required to release the transferor Bank with respect to the percentage of the Commitment, Loans and Letter of Credit participations assigned to such transferee Bank. Upon the consummation of any assignment pursuant to this
Section 10.10, the Administrative Agent and the
Borrowers shall make appropriate arrangements so that replacement Notes are issued to such transferor Bank and new Notes or, as appropriate, replacement Notes, are issued to such transferee Bank, in each case in principal amounts reflecting their Commitment, as adjusted pursuant to such assignment.

(c) Each Bank may, without the consent of the Borrowers or the Administrative Agent, sell participations to one or more banks or other entities in all or a portion of its rights and obligations under this Agreement (including all or a portion of its Commitment, the Loans owing to it, its interest as an issuer with respect to Letters of Credit, its participations in Letters of Credit and its obligation to participate in additional Letters of Credit hereunder); provided, however, that (i) such Bank's obligations under this Agreement shall remain unchanged, (ii) such Bank shall remain solely responsible to the other parties hereto for the performance of such obligations, (iii) the participating banks or other entities shall be entitled to the benefit of the cost protection provisions contained in
Section 2.3 to the extent of the Bank selling such participation and the Borrowers' aggregate obligations with respect to Section 2.3 shall not be increased by reason of such participation, and (iv) the Borrowers, the Administrative Agent and the other
Banks shall continue to deal solely and directly with such Bank in connection with such Bank's rights and obligations under this Agreement, and such Bank shall retain the sole right (and shall not limit its rights) to enforce the obligations of the Borrowers relating to the Loans and to approve any amendment, modification or waiver of any provision of this Agreement (other than amendments, modifications or waivers with respect to any fees payable hereunder
(to the extent such participants are entitled to such fees) or the amount of principal of or the rate at which interest is payable on the Loans, or the dates fixed for payments of principal of or interest on the Loans).

10.11. Execution in Counterparts. This Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

10.12. Joint and Several Liability. The obligations of the Borrowers to make payment of the Obligations hereunder and under the Notes are joint and several.
The Administrative Agent may proceed directly against either or both of the Borrowers to obtain performance of and to collect and recover the full amount, or any portion, of the Obligations, without first proceeding against the other Borrower or any other Person, or against any security or collateral for the Obligations.

10.13. Financial Information. Each Borrower assumes responsibility for keeping itself informed of the financial condition of the other Borrower and any and all endorsers and/or other guarantors of all or any part of the Obligations, and of all other circumstances bearing upon the risk of nonpayment of the Obligations, or any part thereof, that diligent inquiry would reveal, and such Borrower agrees that the Administrative Agent and the Banks shall have no duty to advise such Borrower of information known to them regarding such condition or any such circumstances.

10.14. Consent to Jurisdiction.  EACH OF THE
BORROWERS HEREBY IRREVOCABLY SUBMITS TO THE
JURISDICTION OF ANY INDIANA STATE OR FEDERAL COURT
SITTING IN SOUTH BEND, INDIANA, OVER ANY ACTION OR
PROCEEDING ARISING OUT OF OR RELATING TO THIS
AGREEMENT OR THE NOTES OR ANY OTHER LOAN DOCUMENT AND
EACH OF THE BORROWERS HEREBY IRREVOCABLY AGREES THAT
ALL CLAIMS IN RESPECT OF SUCH ACTION OR PROCEEDING
MAY BE HEARD AND DETERMINED IN SUCH ILLINOIS STATE OR
FEDERAL COURT.  EACH OF THE BORROWERS HEREBY
IRREVOCABLY WAIVES, TO THE FULLEST EXTENT IT MAY
EFFECTIVELY DO SO, THE DEFENSE OF AN INCONVENIENT
FORUM TO THE MAINTENANCE OF SUCH ACTION OR
PROCEEDING.  EACH OF THE BORROWERS IRREVOCABLY
CONSENTS TO THE SERVICE OF COPIES OF THE SUMMONS AND
COMPLAINT AND ANY OTHER PROCESS WHICH MAY BE SERVED
IN ANY SUCH ACTION OR PROCEEDING BY THE MAILING BY
UNITED STATES CERTIFIED MAIL, RETURN RECEIPT
REQUESTED, OF COPIES OF SUCH PROCESS TO THE
BORROWER'S ADDRESS SPECIFIED IN SECTION 10.3.  EACH
OF THE BORROWERS AGREES THAT A JUDGMENT, FINAL BY
APPEAL OR EXPIRATION OF TIME TO APPEAL WITHOUT AN
APPEAL BEING TAKEN, IN ANY SUCH ACTION OR PROCEEDING
SHALL BE CONCLUSIVE AND MAY BE ENFORCED IN OTHER
JURISDICTIONS BY SUIT ON THE JUDGMENT OR IN ANY OTHER
MANNER PROVIDED BY LAW.  NOTHING IN THIS SECTION
10.14 SHALL AFFECT THE RIGHT OF THE ADMINISTRATIVE
AGENT OR ANY BANK TO SERVE LEGAL PROCESS IN ANY OTHER
MANNER PERMITTED BY LAW OR AFFECT THE RIGHT OF THE
ADMINISTRATIVE AGENT OR ANY BANK TO BRING ANY ACTION
OR PROCEEDING AGAINST THE BORROWERS OR EITHER OF
THEM, OR THEIR RESPECTIVE PROPERTY IN THE COURTS OF
ANY OTHER JURISDICTION.

10.15. WAIVER OF JURY TRIAL.  EACH OF THE BORROWERS,
THE AGENT AND THE BANKS HEREBY IRREVOCABLY WAIVE ALL
RIGHT TO TRIAL BY JURY IN ANY ACTION, PROCEEDING OR
COUNTERCLAIM ARISING OUT OF OR RELATING TO THIS
AGREEMENT OR ANY NOTE, OR ANY OTHER INSTRUMENT OR
DOCUMENT DELIVERED HEREUNDER OR THEREUNDER.

[The rest of this page intentionally left blank.]

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective officers thereunto duly authorized as of the day and year first above written.

QUALITY DINING, INC.
Address: 4220 Edison Lakes Parkway
Mishawaka, Indiana  46545
Attention:  John C. Firth Executive
Vice President, General
Counsel and Secretary
with a copy to:  David M. Findlay,
                 Senior Vice
                 President Finance

By:_______________________________
John C. Firth
Executive Vice President, General
Counsel and Secretary


GAGHC, INC.


By:
________________________________

David M. Findlay
Vice President


CHASE BANK OF TEXAS NATIONAL ASSOCIATION, in its individual capacity and as Administrative Agent
Address:712 Main Street
        Houston, Texas  77002-8059
Attention:Manager, Franchise System Finance


By:_____________________________
Name:___________________________
Title:__________________________


NBD BANK, N.A., in its individual capacity and as
Documentation Agent
Address:One Indiana Square
        Suite 7028
        Indianapolis, IN  46266
        Attention:John C. Otteson


By:__________________
Name:________________
Title:_______________



LASALLE NATIONAL
BANK Address:120 S. LaSalle Street
             Chicago, IL 60603
             Attention:   David Knapp


By:_________________
Name:_______________
Title:______________



NATIONS BANK, N.A.
Address:600 Peachtree Street,
        NE, 19th Floor Atlanta, GA 30308
        Attention:Dan Holland


By:__________________
Name:________________
Title:_______________


THE NORTHERN TRUST
COMPANY Address:50 S. LaSalle Street, B-2
                Chicago, IL  60675
                Attention:Art Fogel


By:___________________
Name:________________
Title:_______________


KEYBANK NATIONAL ASSOCIATION (successor in
interest to SOCIETY NATIONAL BANK)
Address:127 Public Square OH-01-27-0606
        Cleveland, OH   44114
        Attention:Mark LoSchiavo


By:_________________
Name:_______________
Title:______________


SUNTRUST BANK, CENTRAL
FLORIDA, N.A.
Address:200 S. Orange Avenue
        Orlando, FL 32802
Attention:Christopher A. Black


By:_______________
Name:_____________
Title:____________


SCHEDULE I


COMMITMENTS

      Bank               Commitment            Percentage
    ---------------    ---------------         ----------

Chase Bank of Texas        $26,000,000.00        20.00%
NBD Bank                   $26,000,000.00        20.00%
LaSalle National Bank      $21,666,666.67        16.67%
NationsBank                $17,333,333.33        13.33%
Sun Trust Bank             $17,333,333.33        13.33%
NorthernTrust              $13,000,000.00        10.00%
Key Bank N.A.              $ 8,666,666.67         6.67%
                           --------------       -------
TOTALS                    $130,000,000.00       100.00%
                           ==============       =======







ANNEX I

LIST OF JURISDICTIONS IN WHICH THE BORROWER IS
QUALIFIED TO DO BUSINESS

See attached














ANNEX II

LIST OF SUBSIDIARIES; JURISDICTION OF
INCORPORATION AND STOCK OWNERSHIP


See attached













ANNEX III


INDEBTEDNESS; LIENS


See attached












ANNEX IV


INVESTMENTS


See attached







                         EXHIBIT A


                        [Form of Note]

                        PROMISSORY NOTE


$__________ __________, 199_
Mishawaka, Indiana

FOR VALUE RECEIVED, QUALITY DINING, INC., an Indiana corporation, and GAGHC, Inc., a Delaware corporation
(collectively together with their successors and assigns, the "Borrowers"), hereby promise, jointly and severally, to pay to ____________________ (the
"Holder"), the principal sum of __________ DOLLARS
($__________), or such lesser amount as shall equal the aggregate unpaid principal amount of the Advances
(as defined in the hereinafter defined Credit
Agreement) made by the Holder to the Borrowers, or either of them, under the Credit Agreement, on the Termination Date (as defined in the Credit Agreement) and to pay interest on the unpaid principal amount of each Advance, for the period commencing on the date of such Advance until such Advance shall be paid in full, at the rates per annum and on the dates provided in the Credit Agreement.

Both principal and interest are payable in lawful money of the United States of America and in immediately available funds to the Administrative
Agent (as defined in the Credit Agreement) to such domestic account as the Administrative Agent may designate. The date, amount and type of each Advance made by the Holder to the Borrowers, or either of them, and each payment made on account of the principal thereof, shall be recorded by the Holder on its books and, prior to any transfer of this Note, endorsed by the Holder on the schedule attached hereto or any continuation thereof; provided that the Holder's failure to make any such recordation or notation shall not affect the Obligations of the Borrowers hereunder or under the Credit Agreement.

This Note is one of the Notes referred to in the Second Amended and Restated Revolving Credit Agreement (as amended from time to time, the "Credit Agreement") dated as of _______, 1998 by and between the Borrowers, the banks party thereto (the "Banks"), Chase Bank of Texas, National Association, as administrative agent
(the "Administrative Agent") and NBD Bank, N.A., as documentation agent, which amends and restates the Amended and Restated Revolving Credit Agreement dated as of April 26, 1996 by and between the Borrowers, the banks party thereto and Chase Bank of Texas, National Association (f/k/a Texas Commerce Bank
National Association), as agent for the Banks (the
"Existing Credit Agreement"). This Note amends and restates and is issued in substitution for a Promissory Note dated April 26, 1996 (the "Existing
Note") issued by the Borrowers pursuant to the Existing Credit Agreement and evidences Advances made thereunder. This Note does not constitute a novation of the obligations of the Borrowers under the Existing Note. Capitalized terms used in this Note have the respective meanings assigned to them in the Credit Agreement.

The Credit Agreement provides for the acceleration of the maturity of the Advances evidenced by this Note upon the occurrence of certain events and for prepayments of Advances upon the terms and conditions specified therein. This Note is secured by a Subsidiary
Guaranty issued by certain Wholly-Owned Subsidiaries of Quality
Dining, Inc. in favor of the Administrative Agent for the benefit of the Banks, by certain assets of the Borrowers and their respective Subsidiaries pursuant to the Pledge Agreement, the Security Agreement and the Note Pledge Agreement and may now or hereafter be secured by one or more other security agreements, pledge agreements, assignments, mortgages, guaranties, instruments or agreements of the Borrowers or any other Person.
The Borrowers hereby waive demand, presentment, protest and notice of nonpayment and protest.
THIS NOTE SHALL BE GOVERNED BY, AND CONSTRUED IN
ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF
INDIANA.


QUALITY DINING, INC.


By: _____________________________________
John C. Firth
Executive Vice President, General Counsel
and Secretary


GAGHC, INC.,


By:______________________________________
David M. Findlay
Vice President






















Schedule to Promissory Note


                                                               Date
Date of                  Amount               Type          Principal of
Advance                of Advance          of Advance      Advance Repaid
-------                ----------          ----------      --------------




















EXHIBIT B

NOTICE OF BORROWING


CHASE BANK OF TEXAS NATIONAL ASSOCIATION, as
Administrative Agent 712 Main Street
Houston, Texas   77002-8059

Attention:______________           _______, 19__
                                   (Date of Notice)

Ladies and Gentlemen:

The undersigned, [Quality Dining, Inc., an Indiana corporation] [GAGHC, Inc., a Delaware corporation], refers to the Second Amended and Restated Revolving
Credit Agreement, dated as of September 11, 1998
(said Second Amended and Restated Revolving Credit
Agreement, as amended, modified or supplemented from time to time being the "Agreement") by and between Quality Dining, Inc. and GAGHC, Inc., as borrowers, the banks party thereto, Chase Bank of Texas, National Association, as administrative agent, and NBD Bank, N.A., as documentation agent. The terms used herein shall have the meanings ascribed thereto in the Agreement. Pursuant to the terms of the Agreement the undersigned hereby requests an Advance under the Agreement, and in that connection sets forth below the information relating to such Advance
(the "Proposed Advance"):

(i) The borrowing date (which shall be a Business Day) of the Proposed Advance is __________, 19__.

(ii )The aggregate amount of the Proposed Advance is $_______.

(iii) The Proposed Advance is to be made as the following type(s) of Loan:

(A) $                      Base Rate Loan; or
(B) $                      LIBOR Base Loan.

(iv) If the Proposed Advance is to be made as a LIBOR
Base Loan, the Interest Period applicable thereto is months.

The undersigned confirms that the conditions precedent set forth in Article III of the Agreement are satisfied as of the date hereof.

[QUALITY DINING, INC.]
[GAGHC, INC.]


By: ______________________________________
Its: ________________________________

















EXHIBIT C


LEGAL OPINION OF COUNSEL


The opinion of counsel for the Borrowers shall be addressed to the Agents and each of the Banks and shall be to the effect that:

1. Each of the Borrowers and the Subsidiary Guarantors is a corporation organized and validly existing in good standing under the laws of its jurisdiction of incorporation, and has all requisite corporate power and authority to carry on the business now being conducted by it and to own its property and to enter into and perform the Loan Documents to which it is a party.

2. Each of the Borrowers and each of the Subsidiary Guarantors is duly qualified and in good standing as a foreign corporation in the jurisdictions enumerated in Annex I to this opinion and such jurisdictions are all of the jurisdictions where the nature of their business or the character of their properties makes such qualification or licensing necessary.

3. Each of the Loan Documents have been duly authorized by proper corporate (or partnership) action on the part of the Borrowers, the Pledgors and the Subsidiary Guarantors which are party thereto and have been duly executed and delivered by an authorized officer (or general partner) of each of such Borrowers, Pledgors and Subsidiary Guarantors. Each of the Loan Documents constitutes the legal, valid and binding obligations of the Borrowers, the Pledgors and the Subsidiary Guarantors which are a party thereto, enforceable in accordance with their respective terms, except to the extent that enforcement thereof may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws of general application relating to or affecting the enforcement of the rights of creditors or by equitable principles (regardless of whether enforcement is sought in a proceeding in equity or at law).

4. The Security Agreement creates an enforceable security interest in favor of the Administrative Agent for the benefit of the Banks in the collateral described in the Security Agreement (the "Collateral") which is subject to
Article 9 of the Indiana Uniform Commercial Code (the "UCC" as security for the payment, to the extent set forth therein, of the Obligations.

5. The information in each of the Financing Statements is correct and complete for filing. Assuming each Financing Statement is properly recorded and/or indexed in the records of the Filing Offices, the security interests in favor of the Administrative Agent for the benefit of the Banks in the Collateral described in such Financing Statements will be perfected to the extent a security interest in such Collateral can be perfected by filing a financing statement under the provisions of the UCC.

6. Assuming the Lender takes possession of and holds the certificates evidencing the shares of capital stock delivered to the Administrative Agent pursuant to the Pledge Agreement (the "Pledged Shares"), with undated stock powers duly indorsed in blank, the Pledge Agreement creates a valid and perfected security interest under the UCC (to the extent a security interest in the Pledged Shares can be perfected under the provisions of the UCC) in favor of the Administrative Agent for the benefit of the Banks in the rights of the Pledgors in such Pledged Shares as security for the payment of the Obligations. Assuming the Lender acquired its interest in the Pledged Shares in good faith and without notice of any adverse claims, the Administrative Agent acquired its security interest in the Pledged Shares free of adverse claims.

7. No authorization, approval or consent of any governmental or regulatory body is necessary or required in connection with the lawful execution, delivery and performance by the Borrowers, the Pledgors and the Subsidiary Guarantors of the Loan
Documents.

8. The execution and delivery of the Loan Documents and compliance with the terms thereof by the Borrowers, the Pledgors and the Subsidiary Guarantors will not conflict with, or result in any breach of any of the provisions of, or constitute a default under, or result in the creation or imposition of any Lien upon any of the Property of the Borrowers, the Pledgors or the Subsidiary Guarantors pursuant to the provisions of the articles of incorporation, by-laws or other charter document of the Borrowers, the Pledgors or the Subsidiary Guarantors or any loan agreement under which Borrowers, the Pledgors or the Subsidiary Guarantors are bound, or other agreement or instrument under which the Borrowers, the Pledgors or the Subsidiary Guarantors or their Property is bound.

9. There are no actions, suits or proceedings pending or, to the best of my knowledge after due inquiry, threatened against, or affecting the Borrowers, the Pledgors or the Subsidiary Guarantors at law or in equity or before or by any federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, which (i) would contest or affect the execution, validity or performance of any of the Loan Documents, or (ii) could result, either individually or collectively, in a Material Adverse Occurrence, except as disclosed in Quality Dining, Inc.'s Report on Form 10-Q for the quarter ended _______, 1998.

10. Each of the Borrowers, the Pledgors and the Subsidiary
Guarantors have all franchises, permits, licenses and other authority as are material to enable them to carry on their business as now being conducted and as proposed to be conducted, and they are not in default under any of such franchises, permits, licenses or other authority, which defaults could, individually or in the aggregate, result in a Material Adverse Occurrence.

11. The execution and delivery of the Loan Documents and the performance thereof by the Borrowers, the Pledgors and the Subsidiary Guarantors will not result in a breach or violations of any of the terms, conditions, or provisions of any law or regulation (including any usury laws), order, writ, injunction or decree of any court or governmental authority applicable to the Borrowers, the Pledgors or the Subsidiary Guarantors.

12. None of the Borrowers, the Pledgors or Subsidiary Guarantors is (i) a "public utility company" or a "holding company," or an "affiliate" or a "subsidiary company" of a "holding company" or an "affiliate" of such a "subsidiary company," as such terms are defined in the Public Utility Holding Company Act of 1935, as amended, or (ii) a "public utility" as defined in the Federal Power Act, as amended, or
(iii) an "investment company" or an "affiliated person" thereof or an "affiliated person" of any such "affiliated person", as such terms are defined in the Investment Company Act of 1940, as amended.

13. All of the issued and outstanding shares of capital stock of each of the Subsidiary Guarantors have been duly and validly issued, are fully paid and non-assessable and are owned by Quality Dining, Inc., and/or a subsidiary of Quality Dining, Inc. as reflected on Annex II attached to this opinion free and clear of any lien or encumbrance. The general partner and limited partner of Grady's American Grill, LP are Grady's American Grill Restaurant Corporation and GAGHC, Inc., respectively.

14. Assuming the truth and accuracy of the Borrowers' representations and warranties contained in the Credit Agreement, the issuance of the Notes and the use of the proceeds of the sale of the Notes do not violate or conflict with Regulations T, U, or X of the Board of Governors of the Federal Reserve System (12 C.F.R., Chapter II).










EXHIBIT D

FORM OF
ASSIGNMENT AGREEMENT


Reference is made to the Second Amended and Restated Revolving Credit Agreement dated as of September 11, 1998 (the "Credit Agreement") among Quality Dining, Inc. an Indiana corporation, and GAGHC, Inc., a Delaware corporation (collectively the "Borrowers"), the Banks party thereto (the "Banks"), Chase Bank of Texas, National Association, as administrative agent (in such capacity, the "Administrative Agent") and NBD Bank, N.A., as documentation agent. Terms defined in the Credit Agreement are used herein with the same meanings.

_____________________________________ (the "Assignor") and
__________________________________________ (the "Assignee") agree as follows:

1. The Assignor hereby sells and assigns to the Assignee, and the Assignee hereby purchases and assumes from the Assignor, a ___% interest in and to the Assignor's rights and obligations under the Credit Agreement and the other Loan Documents as of the Effective Date (as defined below) (including, without limitation, such percentage interest in the Commitment, such percentage interest of the Assignor's participations in Letters of Credit on the Effective Date and such percentage interest in each Loan owing to the Assignor outstanding on the Effective Date, together with such percentage interest in all unpaid interest and Commitment Fees accrued to the Effective Date).

2. The Assignor represents that as of the date hereof (without giving effect to assignments thereof which have not yet become effective): (i) its Commitment is $__________,
(ii) the outstanding principal balance (unreduced by any assignments thereof which have not yet become effective) of its Note is $________________ and the stated amount of its participations in Letters of Credit is $______________. The Assignor (i) makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with the Credit Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of the Credit Agreement, any other Legal Document or any other instrument or document furnished pursuant thereto, other than that it is the legal and beneficial owner of the interest being assigned by it hereunder and that such interest is free and clear of any adverse claim; and (ii) makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Borrowers or any of their Subsidiaries or the performance or observance by the Borrowers or any of their Subsidiaries of any of their respective obligations under the Credit Agreement, any other Loan Document or any other instrument or document furnished pursuant hereto or thereto.

3. The Assignee (i) represents and warrants that it is legally authorized to enter into this Assignment Agreement;
(ii) confirms that it has received a copy of the Credit Agreement, together with copies of the most recent financial statements delivered pursuant to Section 5.1 thereof and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Assignment Agreement; (iii) agrees that it will, independently and without reliance upon the Administrative Agent, the Assignor or any other person which has become a Bank and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Credit Agreement; (iv) appoints and authorizes the Administrative Agent to take such action as agent on its behalf and to exercise such powers under the Credit Agreement as is delegated to the Administrative Agent by the terms thereof, together with such powers as are reasonably incidental thereto and (v) agrees that it will be bound by the provisions of the Credit Agreement and will perform in accordance with their terms all the obligations which by the terms of the Credit Agreement are required to be performed by it as a Bank.

4. The effective date of this Assignment and Acceptance shall be _______________ (the "Effective Date").1

5. From and after the Effective Date, (i) the Assignee shall be a party to the Credit Agreement and, to the extent provided in this Assignment Agreement, have the rights and obligations of a Bank thereunder and under the Loan
Documents and (ii) the Assignor shall, to the extent provided in this Assignment Agreement, relinquish its rights and be released from its obligations under the Credit
Agreement.

6. This Assignment and Acceptance shall be governed by and construed in accordance with the internal laws (and not the law of conflicts) of the State of Illinois.

[NAME OF ASSIGNOR],

by
____________________________________
Title:



[NAME OF ASSIGNEE],

by
____________________________________
Title:






_______________________________
1    The Effective Date must be at least five Business Days
after the delivery of the executed Assignment Agreement to the Agent.








Exhibit 4-C (ii)


PLEDGE AND SECURITY AGREEMENT
           TO
CHASE BANK OF TEXAS, NATIONAL ASSOCIATION,AS AGENT


THIS PLEDGE AND SECURITY AGREEMENT (the "Security Agreement") is executed as of the 11th day of September, 1998 by and among each of the parties listed on the signature pages hereof and those additional entities that hereafter become parties hereto by executing counterpart signature pages in substantially the form of Exhibit 1 hereto (each a "Grantor" and collectively the "Grantors") in favor of Chase Bank of Texas, National Association, as administrative agent (in such capacity, the "Agent") for the banks (the "Banks") which are parties to the Second Amended and Restated Revolving Credit Agreement dated as of September 11, 1998 (as amended, supplemented, restated or otherwise modified from time to time in accordance with the terms thereof, the "Credit Agreement") among Quality Dining, Inc. and GAGHC Inc., as borrowers (the "Borrowers"), the Banks, the Agent and NBD Bank, N.A., as documentation agent.

                      W I T N E S S E T H:

WHEREAS, the Borrowers have entered into the Credit
Agreement, pursuant to which the Banks have agreed to make available to the Borrowers revolving credit loans and letters of credit in accordance with the terms thereof;

WHEREAS, to evidence the Borrowers' obligation to repay the indebtedness provided in the Credit Agreement, the Borrowers executed and delivered to the Banks one or more promissory notes (together with all amendments and modifications thereto, and all notes issued in exchange therefor or upon transfer thereof, the "Notes") payable to the order of the Banks;

WHEREAS, certain direct and indirect wholly-owned subsidiaries of the Borrowers (the "Subsidiaries") executed and delivered that certain Subsidiary Guaranty dated
December 21, 1995, as reaffirmed (together with all amendments and modifications thereto, the "Guaranty") in favor of The Northern Trust Company (as predecessor agent), pursuant to which such Subsidiaries jointly and severally guaranteed the full and prompt payment when due of the indebtedness evidenced by the Notes and provided in the Credit Agreement; and

WHEREAS, it is a condition to the agreement of the Banks to enter into the Credit Agreement that the Borrowers secure their obligations under the Credit Agreement and as evidenced by the Notes and the Subsidiaries secure their obligations under the Subsidiary Guaranty as provided herein;

NOW THEREFORE, in consideration of the foregoing and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

1. DEFINITIONS.

1.1. As used in this Security Agreement:

"Accounts" means "accounts" (as defined in the Code) and all rights to receive payments, whether for goods sold or leased by any of the Grantors, for services rendered by any of the Grantors or otherwise, whether or not earned by performance, together with all security interests or other security held by or granted to any of the Grantors to secure such rights to payment, all other rights related thereto including any right of stoppage in transit and all rights in any of such sold or leased goods which are returned or repossessed.

"Agent" means Chase Bank of Texas, National Association, in its capacity as administrative agent under the Credit
Agreement and not in its individual capacity, and any successor administrative agent appointed under Credit
Agreement.

"Chattel Paper" means any writing or group of writings which evidences both a monetary obligation and a security interest in or a lease of specific goods and all "chattel paper" (as defined in the Code).

"Code" means the Uniform Commercial Code as enacted in the State of Indiana.

"Collateral" means right, title and interest in (a) all Inventory, Equipment, and Fixtures in which the Grantors, or any of them, now has or hereafter acquires any right, title or interest, and all additions or accessions to any of the foregoing, (b) all books and records related to the foregoing, and (c) all proceeds of any of the foregoing (including all "proceeds" as defined in the Code), whether constituting Accounts, Chattel Paper, Documents, Equipment, Fixtures, General Intangibles, Instruments, Inventory or Investment Property, and insurance proceeds and products thereof.

"Default" means an event described in Section 5.

"Documents" means all documents of title and goods evidenced thereby, including, without limitation, all bills of lading, dock warrants, dock receipts, all "documents" (as defined in the Code), warehouse receipts and orders for the delivery of goods, and also any other document which in the regular course of business or financing is treated as adequately evidencing that the person in possession of it is entitled to receive, hold and dispose of such document and the goods it covers.

"Equipment" means all equipment, machinery, computers, molds, furniture and goods used or usable by any of the Grantors in its business and all other goods (other than Inventory), and all accessions and additions thereto, including, without limitation, the Fixtures, and all "equipment" (as defined in the Code).

"Event of Default" shall have the meaning assigned thereto in the Credit Agreement.

"Fixtures" means all goods of any of the Grantors, which have been attached to real property in such a manner that their removal would cause damage to the realty and which have taken on the character of real property, including, without limitation, all trade fixtures and all property which are "fixtures" (as that term is used in the Code).

"General Intangibles" means all intangible personal property including, without limitation, all contracts, all contract rights, rights to receive payments of money, choses in action, judgments, tax refunds and tax refund claims, inventions, patents, patent applications, trademarks, trademark applications, trade names, copyrights, copyright applications, licenses, franchises, leasehold interests in real or personal property, rights to receive rentals of real or personal property or payments under letters of credit, insurance proceeds, know-how, trade secrets, goodwill, computer software, guarantee claims and insurance policies, including claims or rights to payment thereunder, and all "general intangibles" (as defined in the Code).

"Instruments" means all "instruments" (as defined in the Code), and other writings which evidence a right to the payment of money (whether absolute or contingent) and which are not themselves security agreements or leases and are of a type which in the ordinary course of business are transferred by delivery with any necessary endorsement or assignment, including, without limitation, all checks, drafts, notes, bonds, debentures, government securities, certificates of deposit and letters of credit in which any of the Grantors now has or hereafter acquires any rights.

"Inventory" means all "inventory" (as defined in the Code), raw materials, work in process, finished goods, returned or repossessed goods, goods used or consumed in any of the Grantors' businesses, goods held for sale or lease or furnished or to be furnished under contracts of service and goods released to any of the Grantors or to third parties under trust receipts or similar Documents.

"Investment Property" means a security, whether certificated or uncertificated (all as defined in the Code), a security entitlement (as defined in the Code), a securities account (as defined in the Code), a commodity contract (as defined in the Code) or a commodity account (as defined in the Code) and all other "investment property" (as defined in the Code), and any stock, any dividend or other distribution and any other right or property which any Grantor shall receive or shall become entitled to receive for any reason whatsoever with respect to, in substitution for or in exchange for any and all shares of stock and other Investment Property, any right to receive or acquire any Investment Property, and any right to receive earnings, in which any Grantor now has or hereafter acquires any right.

"Lien" has the meaning assigned thereto in the Credit
Agreement.

"Loan Documents" has the meaning assigned thereto in the Credit Agreement.

"Obligations" has the meaning assigned thereto in the Credit
Agreement.

"Permits" means all permits, approvals and authorizations issued by any federal, state or local governmental authority or agency, and all modifications and amendments thereto and all replacement permits, approvals and authorizations relating to the right of any Grantor to operate its business.

"Potential Default" means an event which but for the lapse of time or the giving of notice, or both, would constitute a Default.

"Section" means a numbered section of this Security
Agreement, unless another document is specifically referenced.

"Security Agreement" means this Pledge and Security
Agreement, as it may be amended from time to time.

"Security Documents" shall have the meaning assigned thereto in the Credit Agreement.

The foregoing definitions shall be equally applicable to both the singular and plural forms of the defined terms.

1.2. Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned thereto in the Credit Agreement.

2. GRANT OF SECURITY INTEREST.

Each of the Grantors hereby pledges, assigns and grants a security interest in, and a right of setoff against, the Collateral to the Agent for the benefit of the Agent and the Banks to secure payment, performance and observance of the Obligations.

3. REPRESENTATIONS AND WARRANTIES.

Each Grantor represents and warrants to the Agent and each Bank that as of the date hereof:

3.1. Existence and Standing. Such Grantor is duly incorporated, validly existing and in good standing under the laws of its jurisdiction of incorporation and has all requisite power and authority to conduct its business in each jurisdiction in which its business is conducted.

3.2. Authorization, Validity and Enforceability. Such Grantor has the corporate power and authority and legal right to execute and deliver this Security Agreement and to perform its obligations hereunder. The execution and delivery by such Grantor of this Security Agreement has been duly authorized by proper corporate proceedings, and this Security Agreement constitutes the legal, valid and binding obligation of such Grantor enforceable in accordance with its terms, except as enforceability may be limited by bankruptcy, insolvency or similar laws affecting the enforcement of creditors' rights generally and subject also to the availability of equitable remedies if equitable remedies are sought.

3.3. Conflicting Laws and Contracts. Neither the execution and delivery by such Grantor of this Security Agreement, nor the creation and perfection of the security interest in the Collateral, nor compliance with the provisions hereof will violate any law, rule, regulation, order, writ, judgment, injunction, decree or award binding on such Grantor or such Grantor's certificate or articles of incorporation or by-laws or the provisions of any indenture, instrument or agreement to which such Grantor is a party or is subject, or by which it, or its property, is bound, or conflict with or constitute a default thereunder, or result in the creation or imposition of any Lien in, of or on the property of such Grantor pursuant to the terms of any such indenture, instrument or agreement except any violation or default which would not have a material adverse effect on the business, financial condition or operations of such Grantor. No order, consent, approval, license, authorization, or validation of, or filing, recording or registration with, or exemption by, any governmental body or authority, or subdivision thereof, which has not heretofore been obtained is required to authorize, or is required in connection with, the execution, delivery and performance of, or the legality, validity, binding effect or enforceability of, this Security Agreement.

3.4. Principal Location. Such Grantor's mailing address, and the location of its chief executive office and each location of any books and records (including, without limitation, all computer data and related software and source codes) relating to the Receivables is disclosed in Annex I hereto; such Grantor has no other places of business except those set forth in Annex I hereto.

3.5. Property Locations. The Inventory and Equipment of such Grantor are located solely at the locations described in Annex I hereto. None of said locations are leased by such Grantor as lessee except those designated in Annex I hereto.

3.6. No Other Names. Except as listed on Annex II hereto, such Grantor does not conduct and has not conducted any trade or business currently conducted by such Grantor under any name except the name in which it has executed this Security Agreement.

3.7. No Default.  No Default or Potential Default exists.

3.8. Filing Requirements. None of the Equipment pledged by such Grantor is covered by any certificate of title. The legal description and street addresses of the properties on which any Fixtures are located are set forth on Annex III hereto together with the name and address of the record owner of each such property.

3.9. No Liens; No Financing Statements. No Liens exist on all or any portion of the Collateral owned by such Grantor except the security interest created by this Security
Agreement and the Liens permitted by each of the Loan
Documents. No financing statement describing all or any portion of the Collateral pledged by such Grantor which has not lapsed or been terminated naming such Grantor as debtor has been filed in any jurisdiction except financing statements (a) naming the Agent as secured party and (b) covering Liens permitted by each of the Loan Documents.

3.10. Accuracy of Information. No information, exhibit or report furnished by such Grantor to the Agent or the Banks in connection with the negotiation of, or compliance with, this Security Agreement contained any material misstatement of fact or omitted to state a material fact or any fact necessary to make the statements contained herein not misleading.

4.  COVENANTS.

From the date of this Security Agreement, and thereafter until this Security Agreement is terminated, each Grantor covenants and agrees with the Agent as follows:

4.1. General.

4.1.1. Inspection. Such Grantor will permit the Agent and each Bank, by their respective representatives and agents, to inspect the Collateral, to examine and make copies of the records of such Grantor relating thereto, and to discuss the Collateral and the records of such Grantor with respect thereto with, and to be advised as to the same by, such Grantor's officers and employees, all at such reasonable times and intervals as the Agent or any Bank may determine, and, if no Default or Potential Default exists, upon prior notice to such Grantor. If a Default or Potential Default shall have occurred and be continuing, the Grantors shall pay or reimburse the Agent or the Banks for expenses which it may incur in connection with any such inspection.

4.1.2. Records and Reports. Such Grantor will maintain complete and accurate books and records with respect to the Collateral pledged by such Grantor, and furnish to the Agent such reports relating to such Collateral as the Agent shall from time to time reasonably request.

4.1.3. Financing Statements and Other Actions. Such Grantor will execute and deliver to the Agent all financing statements, amendments thereto, continuation statements in respect thereof and other documents and take such other actions (and if so requested by the Agent, use its best efforts to obtain landlord waivers or other applicable consents) as are from time to time reasonably requested by the Agent in order to perfect and to maintain and protect a first priority (subject only to Liens permitted by each of the Loan Documents) perfected security interest in the Collateral pledged by such Grantor or to enable the Agent to exercise and enforce its rights and remedies hereunder with respect to such Collateral. Such Grantor will pay all fees and expenses in connection therewith.

4.1.4. Disposition of Collateral. Such Grantor will not, without the Agent's prior written consent, sell, assign, lease or otherwise dispose of the Collateral pledged by such Grantor, either voluntarily or involuntarily, or enter into a contract to do any of the foregoing, except for so long as no Default has occurred and is continuing, (i) sales or leases of Inventory in the ordinary course of business and
(ii) as otherwise permitted by the Loan Documents.

4.1.5. Liens and Consignment. Such Grantor will not, without the Agent's prior written consent, (i) create, incur, or suffer to exist any Lien, either voluntarily or involuntarily or enter into a contract to do any of the foregoing, except the security interest created by this Security Agreement and Liens permitted by the Loan
Documents, (ii) consign all or any portion of the Collateral or (iii) enter into or assume any agreement containing a negative pledge which requires a sharing of an interest in the Collateral, or which prohibits the grant of any such interest under the Security Documents. Such Grantor warrants and agrees to defend title to and ownership of the Collateral pledged by such Grantor and the Lien created by this Security Agreement against the claims of all persons and maintain and preserve such Lien at all times during the term of this Security Agreement.

4.1.6. Change in Location or Name. Such Grantor will not (i) have any Inventory, Equipment or Fixtures pledged by such Grantor or proceeds or products thereof (other than Collateral disposed of as permitted by Section 4.1.4) at a location other than a location specified in Annex I hereto, except for Inventory in transit between such locations, (ii) maintain records relating to the Collateral at a location other than those locations specified on Annex I as a location where such records are kept,
(iii) maintain a place of business at a location other than a location specified on Annex I hereto, (iv) change its name, or (v) change its mailing address, unless in each case such Grantor shall have given the Agent at least 30 days' prior written notice thereof and delivered any financing statements or other documents requested by the Agent.

4.1.7. Other Financing Statements. Such Grantor will not sign or authorize the signing on its behalf of any financing statement naming it as debtor which covers all or any portion of the Collateral, except financing statements naming the Agent as secured party and those signed in respect of Liens permitted by the Loan Documents. Such Grantor will diligently protect and maintain the secrecy of all Collateral pledged by such Grantor consisting of confidential information and will maintain and obtain patent, trademark, trade name, service mark and copyright protection of all Collateral for which it would be advantageous to such Grantor to obtain and maintain such protection. Such Grantor will immediately notify the Agent and each Bank of any material loss or depreciation in the value of the Collateral taken as a whole.

4.2. Insurance. Such Grantor will (i) maintain fire and extended coverage insurance on the Inventory and Equipment pledged by such Grantor as required by the Loan Documents containing a lender's loss payable clause in favor of the Agent, designating the Agent as an additional insured and providing that said insurance will not be terminated or modified except after at least 30 days' prior written notice from the insurance company to the Agent and (ii) furnish to the Agent upon the request of the Agent from time to time copies of all policies of insurance on such Inventory and Equipment and duplicate original policies or insurance binders with respect to such insurance and in the case of insurance about to expire, furnish duplicate original certificates and copies of each renewal policy, together with evidence of full payment of premiums thereon, not less than ten (10) days prior to their respective dates of expiration.

4.3. Bailees. If any Inventory or Equipment pledged by such Grantor is in the possession or control of any warehouseman or any of such Grantor's processors or other bailees, such Grantor shall notify such warehousemen, processors and other bailees in writing (with a copy to the Agent) of the Agent's security interest therein and, upon the Agent's request, instruct them to hold all such Inventory and Equipment for the Agent's account and subject to the Agent's instructions.

4.4. Hot Goods. None of the Inventory pledged by such Grantor has been or will be produced in violation of any provision of the Fair Labor Standards Act of 1938, 29 U.S.C.
201 et seq., or in violation of any other law.

5. DEFAULT.

5.1. The occurrence of any one or more of the following events shall constitute a Default:

5.1.1. Any representation or warranty made by or on behalf of any of the Grantors in this Security Agreement shall have been false in any material respect when made.

5.1.2. The breach by any of the Grantors of any of the terms or provisions of this Security Agreement.

5.1.3. Any material portion of the Collateral shall be lost, stolen, damaged or destroyed and shall not be covered by insurance.

5.1.4. Any Event of Default not otherwise described in this
Section 5 shall have occurred and be continuing.

5.1.5. The occurrence and continuance of any default under any lease, which default continues beyond any period of grace provided therein, for premises used by any of the Grantors for the storage, warehousing or maintenance of a material amount of Inventory or which contains a material amount of Equipment; provided, however, that the Agent may, immediately upon such default, enter upon such premises and take control over such Inventory or Equipment.

5.2. Remedies. If any Default occurs, whether or not all of the obligations shall have become due and payable, the Agent on behalf of the Agent and the Banks may:

5.2.1. Obligations That May Be Accelerated. Exercise any or all of the rights and remedies provided (i) in this Security Agreement, (ii) to a secured party when a debtor is in default under a security agreement governed by the Code or the Uniform Commercial Code as in effect in any other applicable jurisdiction or (iii) to a secured party when a debtor is in default by any other applicable law. Without precluding any other methods of sale, the sale of Collateral shall be deemed to have been made in a commercially reasonable manner if conducted in conformity with reasonable commercial practices of asset-based lenders disposing of similar property but in any event the Agent may sell on such terms as the Agent may choose without assuming any credit risk and without any obligation to advertise or give notice of any kind not expressly required hereunder.

5.2.2. Contingent Obligations. With respect to Obligations which are contingent and cannot be accelerated by their nature, require the Grantors to deposit cash or other acceptable collateral with the Agent in an amount sufficient to cover principal and interest which will have accrued by the respective maturity dates of said Obligations to be held as security for said Obligations.

5.2.3. Sale or Disposition of Instruments and Investment Property. Sell, resell, assign, transfer and deliver all or any part of the Instruments or the Investment Property owned or held by any of the Grantors and pledged to the Agent hereunder. Upon such sale, the Agent or any Bank, unless prohibited by a provision of any applicable statute, may purchase all or any part of the Instruments or the Investment Property being sold, free from all trusts, claims, rights of redemption and equities of the Grantors. If, at any time when the Agent determines to exercise its rights to sell all or any part of the Instruments or Investment Property pursuant to this Section 5.2.3, the sale thereof shall not be effectively registered or exempt under the Securities Act of 1933, as amended, the Agent, in its sole and absolute discretion, is hereby expressly authorized to sell such Instruments or Investment Property, or any part thereof, by private sale in such manner and under such circumstances as the Agent may deem necessary or advisable in order that such sale may be legally effected without such registration. Without limiting the generality of the foregoing, the Agent, in its sole and absolute discretion, may approach and negotiate with a restricted number of potential purchasers to effect such sale or restrict such sale to a purchaser or purchasers who will represent and agree that it or they are purchasing for its or their own account, for investment only, and not with a view to the distribution of such Instruments or Investment Property or any part thereof. Any such sale shall be deemed to be a sale made in a commercially reasonable manner within the meaning of the Code and the Grantors hereby consent and agree that none of the Agent and the Banks shall incur any responsibility or liability for the Agent's selling all or any part of the Instruments or Investment Property under such procedures, notwithstanding the possibility that a substantially higher price might be realized if registration was accomplished and a public sale thereof was affected.

5.2.4. Access to Leased Premises. Immediately enter upon any premises leased by any of the Grantors for the storage, warehousing or maintenance of Inventory or containing any Equipment and remove, take possession and dispose of, or store at another site, such Inventory or Equipment, in the Agent's sole discretion.

5.2.5. Grant of License to Use Intangibles. Solely for the purpose of enabling the Agent to exercise rights and remedies hereunder at such time as the Agent, without regard to this Section 5.2.5, shall be lawfully entitled to exercise such rights and remedies, each of the Grantors hereby grants to the Agent, for the benefit of the Agent and the Banks, an irrevocable, nonexclusive license (exercisable without payment of royalty or other compensation to the Grantors) to use, assign, license or sublicense any of the General
Intangibles, now owned or hereafter acquired by the Grantors, and wherever the same may be located, including in such license reasonable access to all media in which any of the licensed items may be recorded or stored and to all computer programs used for the compilation or printout thereof.

5.3. Debtor's Obligations Upon Default. Upon the request of the Agent after the occurrence and during the continuance of a Default, each Grantor will:

5.3.1. Assembly of Collateral. Assemble and make available to the Agent the Collateral pledged by such Grantor and all records relating thereto at any reasonable location specified by the Agent within the continental United States of America.

5.3.2. Access. Permit the Agent, or the Agent's representatives and agents, to enter any premises where all or any part of the Collateral pledged by such Grantor, or the books and records relating thereto, or both, are located, to take possession of all or any part of such Collateral and to remove all or any part of such Collateral.

5.4. Marshaling. The Agent shall have no obligation to marshal any assets in favor of any Grantor or any other party or against or in payment of any or all of the Obligations.

5.5. Collection of Receivables. The Agent may at any time after the occurrence and during the continuance of a Default, by giving the Grantors written notice, elect to enforce collection of any Receivable and to require that the Receivables be paid directly to the Agent. In such event, the Grantor or Grantors pledging such Receivables shall, and shall permit the Agent to, promptly notify the account debtors or obligors under the Receivables of the Agent's interest therein and direct such account debtors or obligors to make payment of all amounts then or thereafter due under the Receivables directly to the Agent. Upon receipt of any such notice from the Agent, the Grantor or Grantors pledging such Receivables shall thereafter hold in trust for the Agent all amounts and proceeds received by it with respect to such Receivables and other Collateral, shall segregate all such amounts and proceeds from other funds of such Grantor, and shall at all times thereafter promptly deliver to the Agent all such amounts and proceeds in the same form as so received, whether by cash, check, draft or otherwise, with any necessary endorsements.

5.6. Application of Proceeds. The proceeds of any sale or other disposition of the Collateral shall be distributed and applied in the following order of priority: first, on account of all costs and expenses incident to the sale; second, to the repayment of the Obligations and all other items which under the terms hereof constitute secured indebtedness additional to that constituting the Obligations, with interest thereon as herein provided; and third, any surplus to the Grantors, their successors or assigns, or to such other parties, as their rights may appear. Notwithstanding anything contained in this Section
5.6 to the contrary, proceeds from any sale or other disposition of the Collateral shall be distributed and applied in accordance with the terms and conditions of the Credit Agreement.

After the occurrence and during the continuance of a Default, the Agent shall have the continuing and exclusive right to apply or reverse and re-apply any and all payments to any portion of the Obligations, as set forth in the Credit
Agreement. To the extent that any of the Grantors makes a payment or payments to the Agent or any Bank or any such party receives any payment or proceeds of the Collateral, which payment or proceeds or any part thereof are subsequently invalidated, declared to be fraudulent or preferential, set aside or required to be repaid to a trustee, receiver or any other party under any bankruptcy law, state or federal law, common law or equitable cause, then, to the extent of such payment or proceeds, the Obligations or part thereof intended to be satisfied and this Security Agreement shall be revived and continue in full force and effect, as if such payment or proceeds had not been received by such party.

6. WAIVERS, AMENDMENTS AND REMEDIES.

No delay or omission of the Agent to exercise any right, power or remedy granted under this Security Agreement shall impair such right, power or remedy or be construed to be a waiver of any Default or an acquiescence therein, and any single or partial exercise of any such right, power or remedy shall not preclude other or further exercise thereof or the exercise of any other right, power or remedy, and no waiver, amendment or other variation of the terms, conditions or provisions of this Security Agreement whatsoever shall be valid unless signed by each of the parties hereto, and then only to the extent specifically set forth in such writing. All rights, powers and remedies contained in this Security Agreement or afforded by law shall be cumulative and all shall be available to the Agent and the Banks until the Obligations have been paid in full.

7. GENERAL PROVISIONS.

7.1. Notice of Disposition of Collateral. Except as specifically set forth herein, each Grantor hereby waives notice of the time and place of any public sale or the time after which any private sale or other disposition of all or any part of the Collateral may be made. To the extent such notice may not be waived under applicable law, any notice made shall be deemed reasonable if given to the Grantors as set forth in Section 8.1, at least 10 days prior to the time of any such public sale or the time after which any such private sale or other disposition may be made.

7.2. Compromises and Collection of Collateral. Each Grantor recognizes that setoffs, counterclaims, defenses and other claims may be asserted by obligors with respect to certain of the Receivables, that certain of the Receivables may be or become uncollectible in whole or in part and that the expense and probability of success in litigating a disputed Receivable may exceed the amount that reasonably may be expected to be recovered with respect to a Receivable. In view of the foregoing, each Grantor agrees that the Agent may, at any time and from time to time if a Default has occurred and is continuing, compromise with the obligor on any Receivable, accept in full payment of any Receivable such amount as the Agent in its sole discretion shall determine or abandon any Receivable, and any such action by the Agent shall be commercially reasonable so long as the Agent acts in good faith based on information known to it at the time it takes any such action.

7.3. Performance of Debtor Obligations. Without having any obligation to do so, upon the occurrence and during the continuance of any Default or Potential Default, the Agent may perform or pay any obligation which the Grantors have agreed to perform or pay in this Security Agreement but has not performed or paid on a timely basis in accordance with the provisions of this Security Agreement and the Grantors shall reimburse the Agent for any amounts paid or incurred pursuant to this Section 7.3. The Grantors' obligation to reimburse pursuant to the preceding sentence shall be a joint and several obligation of the Grantors and shall constitute an Obligation payable on demand.

7.4. Authorization To Take Certain Action. Each Grantor irrevocably authorizes the Agent at any time and from time to time in the sole discretion of the Agent, and appoints the Agent as its attorney-in-fact to act on behalf of such Grantor, in the name of such Grantor or otherwise, from time to time in the Agent's discretion: (i) to execute on behalf of such Grantor as debtor and to file financing statements necessary or desirable in the Agent's sole discretion to perfect and to maintain the perfection and priority of the Agent's security interest in the Collateral; (ii) during the continuance of a Default, to endorse, deposit and collect any cash, Instruments and other proceeds of the Collateral;
(iii) to file a carbon, photographic or other reproduction of this Security Agreement or any financing statement with respect to the Collateral as a financing statement in such offices as the Agent in its sole discretion deems necessary or desirable to perfect and to maintain the perfection and priority of the Agent's security interest in the Collateral;
(iv) during the continuance of a Default, to enforce payment of the Receivables in the name of the Agent or such Grantor;
(v) to cause the proceeds of any Collateral received by the Agent to be applied to the Obligations; (vi) during the continuance of a Default, to sign such Grantor's name on any invoice or bill of lading relating to any Receivable, on drafts against customers, on schedules and assignments of Receivables, on notices of assignment, financing statements and other public records, on verification of accounts and on notices to customers; (vii) during the continuance of a Default, to notify the post office authorities to change the address for delivery of such Grantor's mail to an address designated by the Agent, and to receive, open and dispose of all mail addressed to such Grantor; (viii) during the continuance of a Default, to send requests for verification of Receivables to customers or account debtors; and (ix) during the continuance of a Default, to take any action and to execute any instrument which the Agent may deem necessary or advisable to accomplish the purposes of this Security
Agreement. Each Grantor ratifies and approves all acts of such attorney-in-fact. The Agent will not, absent gross negligence or willful misconduct, be liable for any acts or omissions nor for any error of judgment or mistake of fact or law. The power conferred on the Agent hereunder is solely to protect its interests in the Collateral and shall not impose any duty upon the Agent to exercise such power.
This power, being coupled with an interest, is irrevocable until Obligations have been fully paid and satisfied and all Commitments have been terminated.

7.5. Specific Performance of Certain Covenants. Each Grantor acknowledges and agrees that a breach of any of the covenants contained in Sections 4.1.4, 4.1.5, 4.1.6, 4.3, 5.3, 5.5 and 5.6 will cause irreparable injury to the Agent and the Banks, no adequate remedy at law will exist in respect of such breaches, and therefore agrees, without limiting the right of the Agent to seek and obtain specific performance of other obligations of such Grantor contained in this Security Agreement, that the covenants of such Grantor contained in the Sections referred to in this
Section 7.5 shall be specifically enforceable against such Grantor.

7.6. Use and Possession of Certain Premises. Upon the occurrence and during the continuance of a Default, the Agent or its agents or representatives shall be entitled to occupy and use any premises owned or leased (to the extent permitted by any lease) by the Grantors where any of the Collateral or any records relating to the Collateral are located until the Obligations are paid and all Commitments are terminated or until the Collateral is removed therefrom, whichever occurs first, without any obligation to pay the Grantors for such use and occupancy.

7.7. Dispositions of Collateral.

7.7.1. Dispositions Not Authorized. The Grantors are not authorized to sell or otherwise dispose of the Collateral except as set forth in Section 4.1.4 and notwithstanding any course of dealing between the Grantors or any of them and any one or more of the Agent and the Banks or other conduct of any one or more of the Agent and the Banks, no authorization to sell or otherwise dispose of the Collateral shall be binding upon the Agent unless such authorization is in writing signed by the Agent.

7.7.2. Authorized Dispositions. Upon a sale or other disposition of the Collateral expressly permitted by Section 4.1.4, the Agent will, at the expense of the Grantors and in accordance with the provisions of the Credit Agreement, execute and deliver to the Grantors such documents (without recourse, representation or warranty) as the Grantors shall reasonably request to evidence the release of such Collateral.

7.8. Release. (a) Any one or more of the Grantors may request the Agent to release all of the Collateral on or after the date on which (i) all of the Obligations shall have been paid to, or in the case of any Obligations which shall then not be due and payable, secured to the satisfaction of, the Banks and the Agent, (ii) all Commitments of the Banks under any Loan Document shall have been terminated and (iii) all accrued and unpaid fees, costs and expenses of the Agent shall have been paid in full.

(b) Any Grantor may request the Agent to release all or a portion of the Collateral pursuant to, and in accordance with, the terms of the Credit Agreement.

7.9. Definition of Certain Terms. Terms defined in the Code which are not otherwise defined in this Security Agreement are used in this Security Agreement as defined in the Code as in effect on the date hereof.

7.10. Benefit of Agreement. The terms and provisions of this Security Agreement shall be binding upon and inure to the benefit of each of the Grantors, the Agent and the Banks and their respective successors and assigns, except that no Grantor shall have the right to assign its rights or obligations under this Security Agreement, or any interest herein, without the prior written consent of the Agent.

7.11. Survival of Representations. All representations and warranties of the Grantors contained in this Security
Agreement shall survive the execution and delivery of this Security Agreement.

7.12. Taxes and Expenses. Any taxes (other than taxes on the overall net income of the Agent or any Bank) payable or ruled payable by Federal or State authority in respect of this Security Agreement shall be paid by the Grantors, together with interest and penalties, if any. The Grantors shall reimburse the Agent and each Bank for any and all of the costs and expenses (including all reasonable fees of attorneys for said parties, which attorneys may be employees of said parties) paid or incurred by the Agent or such Bank in connection with the amendment, modification, collection and enforcement of this Security Agreement and after the occurrence and during the continuance of a Default, in the audit, analysis, administration, collection, preservation or sale of the Collateral (including the expenses and charges associated with any periodic or special audit of the Collateral). If a Default shall have occurred, the Grantors shall reimburse the Agent and each Bank for any and all costs and expenses
(including all reasonable fees of attorneys for said parties, which attorneys may be employees of said parties) in connection with such Default and collection or other proceedings resulting therefrom.

7.13. Headings. The title of and section headings in this Security Agreement are for convenience of reference only, and shall not govern the interpretation of any of the terms and provisions of this Security Agreement.

7.14. Termination. This Security Agreement shall continue in effect until no Obligation (other than contingent liabilities under any indemnity or similar provision herein or any Loan Documents, if no indemnifiable claim is pending or threatened) shall be outstanding and all Commitments have been terminated. Upon the termination of this Security Agreement, the Agent will, at the expense of the Grantors, execute and deliver to the Grantors such documents (without recourse, representation or warranty) as the Grantors shall reasonably request to evidence the termination of this Security Agreement and the release of the Collateral.

7.15. Choice of Law. This Security Agreement shall be construed in accordance with the internal laws (as opposed to conflicts of law provisions) of the State of Indiana applicable to contracts made and performed wholly in Indiana.

7.16. Distribution of Reports. Each Grantor authorizes the Agent and each Bank to discuss with and furnish to any other person or entity having an interest in the Obligations (whether as a guarantor, pledgor of collateral, assignee, participant or otherwise), all financial statements, audit reports and other information pertaining to such Grantor and its Subsidiaries, whether such information was provided by such Grantor or prepared or obtained by the Agent or any Bank. Neither the Agent or any Bank nor any of their employees, officers, directors or agents makes any representation or warranty regarding any audit reports or other analyses of the Grantor's and their Subsidiaries' condition which any person may prepare and elect to distribute, nor shall the Agent or any Bank or any of their employees, officers, directors or agents be liable to any person or entity receiving a copy of such reports or analyses for any inaccuracy or omission contained in or relating thereto.

7.17. Amendment. No amendment or modification of any provision of this Security Agreement shall be effective without the written agreement of the Agent and each of the Grantors and no termination or waiver of any provision of this Security Agreement or consent to any departure by the Grantors therefrom shall in any event be effective without the written concurrence of the Agent.

7.18. Indemnity. Each Grantor hereby agrees to assume liability for, and does hereby agree to indemnify and keep harmless the Agent and each of the Banks and their respective successors, assigns, agents and employees (the "Indemnified Parties"), from and against any and all liabilities, damages, penalties, suits, costs, and expenses of any kind and nature, imposed on, incurred by or asserted against the Indemnified Parties (or any of them), in any way relating to or arising out of this Security Agreement, or the manufacture, purchase, acceptance, rejection, ownership, delivery, lease, possession, use, operation, condition, sale, return or other disposition of any Collateral (including, without limitation, latent and other defects, whether or not discoverable by any Indemnified Party or any Grantor, and any claim for patent, trademark or copyright infringement); excluding as to any particular Indemnified Party any and all liabilities, damages, penalties, suits, costs, and expenses of such Indemnified Party to the extent they have arisen or resulted from the gross negligence or willful misconduct of such Indemnified Party. Any amounts payable under the foregoing indemnity shall constitute Obligations. As long as no Default is continuing, the Grantors shall be entitled to assume and conduct the defense of indemnified claims brought by Persons other than the Agent or any Bank as long as such defense is promptly assumed and diligently pursued and if the counsel retained for such defense is reasonably acceptable to the Indemnified Parties. The obligations of the Grantors under this Section shall survive the termination of this Security Agreement.

7.19. Waivers. Each Grantor hereby waives presentment and protest of any instrument and notice thereof, notice of default and, except as otherwise expressly provided herein, all other notices to which such Grantor might otherwise be entitled. Failure by the Agent or any Bank to exercise any right, remedy or option under this Security Agreement or any other agreement between the parties hereto, or delay by the Agent or any Bank in exercising the same, will not operate as a waiver; no waiver by the Agent or any Bank will be effective unless it is in writing, and then only to the extent specifically stated, and no waiver by the Agent or any Bank on any occasion shall affect or diminish such party's right thereafter to require strict performance by the Grantors with any provision of this Security Agreement.

7.20. Cumulative Remedies. The Agent's rights and remedies under this Security Agreement will be cumulative and not exclusive of any other right or remedy which Agent may have.

7.21. Entire Agreement. This Security Agreement embodies the entire agreement and understanding of the parties hereto relating to the Collateral and the subject matter hereof and supersedes all prior and contemporaneous written and oral agreements and understandings of the parties hereto.

7.22. Partial Invalidity. The parties hereto intend and believe that each provision in this Security Agreement complies with all applicable local, state and federal laws and judicial decisions. However, if any provision or provisions, or if any portion of any provision or provisions, in this Security Agreement are found by a court of competent jurisdiction to be in violation of any applicable local, state or federal ordinance, statute, law, administrative or judicial decisions or public policy, and if such court should declare such portion, provision or provisions of this Security Agreement to be illegal, invalid, unlawful, void or unenforceable as written, then it is the intent of the parties hereto that such portion, provision or provisions shall be given force to the fullest possible extent that it or they are legal, valid and enforceable, that the remainder of this Security Agreement shall be construed as if such illegal, invalid, unlawful, void or unenforceable portion, provision or provisions were not contained herein, and that the rights, obligations and interests of the parties hereto under the remainder of this Security Agreement shall continue in full force and effect.

7.23. Waivers; Consents. To the fullest extent permitted by law, each Grantor does hereby (i) consent to all extensions and renewals of the Obligations; (ii) consent to the addition, release or substitution of any Person liable on all or any portion of the Obligations; (iii) waive all demands, notices and protests of any action taken by the Agent or any Bank pursuant to this Security Agreement or in connection with the Obligations; (iv) waive any indulgence by the Agent or the Banks; (v) consent to any substitutions for, exchanges of or releases of the collateral or any portion thereof;
(vi) waive notice prior to taking possession or control of the Collateral or any bond or security which might be required by any court prior to allowing the Agent to exercise any of the Agent's remedies, including the issuance of an immediate writ of possession, except as expressly required in any of the Loan Documents; (vii) waive any marshalling of assets, or any right to compel the Agent to resort first to any collateral or other Persons before pursuing such Grantor for payment of the Obligations; (viii) waive the benefit of all valuation, appraisement and exemption laws; and (ix) waive notice of acceptance hereof. Each Grantor acknowledges that the foregoing consents and waivers are a material inducement to the Agent's and the Banks' entering into the Credit Agreement and that the Agent and the Banks are relying upon the foregoing consents and waivers.

7.24. WAIVER OF CLAIMS. EXCEPT AS OTHERWISE PROVIDED IN THIS SECURITY AGREEMENT, EACH GRANTOR HEREBY WAIVES, TO THE
EXTENT PERMITTED BY APPLICABLE LAW, NOTICE OR JUDICIAL HEARING IN CONNECTION WITH THE AGENT'S TAKING POSSESSION OR THE DISPOSITION OF ANY OF THE COLLATERAL INCLUDING, WITHOUT LIMITATION, ANY AND ALL PRIOR NOTICE AND HEARING FOR ANY PREJUDGMENT REMEDY OR REMEDIES AND ANY SUCH RIGHT WHICH SUCH GRANTOR WOULD OTHERWISE HAVE UNDER THE CONSTITUTION OR ANY STATUTE OF THE UNITED STATES OR OF ANY STATE, AND EACH GRANTOR HEREBY FURTHER WAIVES:

(a) all damages occasioned by such taking of possession except any damages which are the direct result of the Agent's gross negligence or willful misconduct;

(b) all other requirements as to the time, place and terms of sale or other requirements with respect to the enforcement of the Agent's rights hereunder if the Grantors have been given ten (10) days' notice of such terms and conditions of the enforcement of the Agent's rights hereunder; and

(c) all rights of redemption, appraisement, valuation, stay, extension or moratorium now or hereafter in force under any applicable law in order to prevent or delay the enforcement of this Security Agreement or the absolute sale of the Collateral or any portion thereof, and each Grantor, for itself and all Persons who may claim under it, insofar as it or they now or hereafter lawfully may, hereby waives the benefit of all such laws.

Any sale of, or the grant of options to purchase, or any other realization upon, any Collateral shall operate to divest all right, title, interest, claim and demand, either at law or in equity, of the Grantors therein and thereto, and shall be a perpetual bar both at law and in equity against the Grantors and against any and all persons claiming or attempting to claim the Collateral so sold, optioned or realized upon, or any part thereof, from, through and under the Grantors.

8. NOTICES; COUNTERPARTS.

8.1. Notices. Any request, demand or other notice required or permitted to be given under this Security Agreement shall be in writing and may be, and shall be deemed, given and sent the next succeeding business day after timely delivery to the courier, if sent by overnight courier; the fifth business day after deposit in the United States mail, postage prepaid, if mailed; at the time delivered by hand, if personally delivered; when receipt is acknowledged, if telecopied, addressed:

If to a Grantor, to:

[Name of Grantor]
c/o Quality Dining, Inc.
4220 Edison Lakes Parkway
Mishawaka, Indiana 46545
Attention:President
Fax No.:(219) 243-4377

If to the Agent, to:

Chase Bank of Texas, National Association
712 Main Street, 4 CBBN 59
Houston, Texas  77002-8059
Attention: Manager, Franchise System Finance
By facsimile: (713) 216-6710

If to any Bank, to the address set forth in the Credit Agreement.

and/or to such other respective address or addresses as may be designated by notice given in accordance with the provisions of this Section 8.1.

8.2. Counterparts. This Security Agreement may be executed in any number of counterparts, each of such counterparts shall constitute an original and all of which taken together shall constitute one agreement.
Any of the parties hereto may execute this Security
Agreement by signing any such counterpart. The failure of any Subsidiary to execute a counterpart hereof shall not affect or impair the validity or enforceability of this Security Agreement against any Grantor executing this Security Agreement.

9. COLLATERAL AGENT.

9.1. Each Grantor acknowledges that the Agent is acting as collateral agent for the benefit, security and protection of the Banks according to the terms and subject to the conditions set forth in the Credit
Agreement.


IN WITNESS WHEREOF, each Grantor has executed this Security Agreement as of the date first above written.

QUALITY DINING, INC.                        GAGHC, INC.


By:  __________________________________        By:_____________________________
John C. Firth, Executive Vice President        David M. Findlay, Vice President
General Counsel and Secretary

BRAVOKILO, INC.                                 SOUTHWEST DINING, INC.


By:  __________________________________         By:_____________________________
John C. Firth, Executive Vice President         John C. Firth,Executive Vice
General Counsel and Secretary                   President

GRAYLING CORPORATION                            FULL SERVICE DINING, INC.


By:_______________________________              By:__________________________
John C. Firth, Executive Vice President         John C. Firth, Executive Vice
General Counsel and Secretary                   President

GRADY'S AMERICAN GRILL
RESTAURANT CORPORATION                          GAGLC, INC.


By:_______________________________              By:__________________________
David M. Findlay, President                        Robert C. Hudson II,
                                                   President

GRADY'S AMERICAN GRILL, LP                      GRADY'S INC.


By:  Grady's American Grill Restaurant          By:__________________________
Corporation, as general partner                 John C. Firth, Executive Vice
                                                President, General Counsel and
                                                Secretary

By:______________________________
David M. Findlay, President


Accepted:

CHASE BANK OF TEXAS,
NATIONAL ASSOCIATION, as Agent


By: ____________________________
Title: ___________________________






EXHIBIT 1

[Form of Counterpart Signature Page to Security Agreement]


By signing below [each of] the undersigned becomes a Grantor under the Pledge and Security Agreement dated as of September 11, 1998 [, as amended] (the
"Security Agreement"), to which this signature page is attached and made a part of and agrees to be bound by the terms of the Security Agreement.


                                       [Name of Grantor]


Date:_________________________         By:____________________
                                       Title:_________________






ANNEX I
LOCATIONS

Chief Executive Office and Mailing Address:            See Attached

Location of Receivables Records:                       See Attached

Location of Inventory and Equipment:                   See Attached









ANNEX II
FICTITIOUS NAMES

See Attached









ANNEX III
LOCATION OF FIXTURES
(including legal description and names of record owners)


See attached.






















Exhibit 4-C (iii)

           REAFFIRMATION OF SUBSIDIARY GUARANTY


Each of the undersigned (a "Guarantor"), a guarantor of all the indebtedness outstanding and unpaid at any time of QUALITY DINING, INC., an Indiana corporation, and GAGHC, Inc., a Delaware corporation (the "Borrowers"), under that certain Amended and Restated Revolving Credit Agreement dated as of April 26, 1996, as amended by the First Amendment to Amended and Restated Revolving Credit Agreement dated as of November 7, 1996, the Waiver and Amendment dated as of September 16, 1997 and the Second Amendment to Amended and Restated Credit Agreement dated as of October 9, 1997 (together, the "Existing Credit Agreement") by and between the Borrowers, the Banks party thereto and Chase Bank of Texas, National Association (f/k/a Texas Commerce Bank National Association), as Agent, hereby acknowledges and consents to the execution and delivery by the Borrowers of that certain Second Amended and Restated Revolving Credit Agreement dated as of September 11, 1998 (the "Credit Agreement") between the Borrowers, the Banks party thereto (the "Banks"), Chase Bank of Texas, National Association, as Administrative Agent (the "Administrative Agent") and NBD Bank, N.A, as Documentation Agent, amending and restating the Existing Credit Agreement, and those certain promissory notes (the "Notes") in an aggregate principal amount of up to One Hundred Thirty Million Dollars ($130,000,000) issued by the Borrowers in favor of the Banks under the Credit Agreement (which Notes amend, restate and replace in their entirety those certain promissory notes issued under the Existing Credit Agreement) and all other documents, certificates, agreements and instruments executed in connection therewith. Each of the undersigned acknowledges that an executed (or conformed) copy of the Credit Agreement has been made available to its principal executive officers and such officers are familiar with the contents thereof. Each Guarantor hereby confirms that the execution by the Borrowers of the Credit Agreement and the Notes and all other documents, certificates, agreements and instruments contemplated thereby shall in no way diminish or extinguish the liability of the Guarantor under that certain Subsidiary Guaranty (the "Guaranty") dated as of December 21, 1995 executed by the Guarantor in favor of The Northern Trust Company, as predecessor agent, for the benefit of the Banks. Each of the undersigned acknowledges and affirms to the Administrative Agent and the Banks that the undersigned is and shall be primarily liable for the indebtedness of the Borrowers to the Banks now or hereafter outstanding and unpaid at any time the Banks seek to recover against such Guarantor under the Guaranty, including without limitation the liabilities and obligations of the Borrowers to the Banks under the Credit Agreement and the Notes pursuant to and in accordance with the terms of the Guaranty. Each of the undersigned hereby acknowledges and agrees that the Notes, all Advances now outstanding or hereafter made under the Credit Agreement, and all amounts now or hereafter owing to the Administrative Agent and the Banks under or pursuant to the Credit Agreement shall be secured under and pursuant to the Note Pledge Agreement, the Pledge Agreement, the Security Agreement and each and every other Security Document and that all references therein to the "Credit Agreement" shall be deemed a reference to the Credit Agreement and all capitalized terms not otherwise defined therein shall have the meanings ascribed thereto in the Credit Agreement. To the fullest extent permitted by law, each of the undersigned does hereby (i) consent to all extensions and renewals of the Obligations; (ii) consent to the addition, release or substitution of any person liable on any portion of the Obligations; (iii) waive all demands, notices and protests of any action taken by the Administrative Agent pursuant to the Loan
Documents or in connection with the Obligations; (iv) waive any indulgence by the Administrative Agent or any Bank; (v) consent to any substitutions for, exchanges of or releases of the collateral or any portion thereof for the Obligations; (vi) waive notice prior to taking possession or control of the collateral or any bond or security which might be required by any court prior to allowing the Administrative Agent to exercise any of its remedies, including the issuance of an immediate writ of possession, except as expressly required in any of the Loan Documents;
(vii) waive any marshalling of assets, or any right to compel the Administrative Agent to resort first to any collateral or other persons before pursuing any of the undersigned for payment of the Obligations; (viii) waive the benefit of all valuation, appraisement and exemption laws; and (ix) waive notice of acceptance hereof.

Each of the Guarantors also hereby acknowledges and agrees that the Administrative Agent and the Banks are relying upon this Reaffirmation of Subsidiary Guaranty in extending any loans or other credit to the Borrowers under the Credit Agreement and the Notes.


IN WITNESS WHEREOF, each Guarantor has caused this Reaffirmation of Subsidiary Guaranty to be executed and delivered as of the 11th day of September, 1998.

BRAVOKILO, INC.                         SOUTHWEST DINING, INC.
4220 Edison Lakes Parkway               4220 Edison Lakes Parkway
Mishawaka, Indiana  46545               Mishawaka, Indiana  46545


By:______________________               By:______________________
Name: John C. Firth                     Name: John C. Firth
Title: Executive Vice President         Title: Executive Vice President


GRAYLING CORPORATION                    FULL SERVICE DINING, INC.
4220 Edison Lakes Parkway               4220 Edison Lakes Parkway
Mishawaka, Indiana 46545                Mishawaka, Indiana  46545


By:---------------------                By: ______________________
Name: John C. Firth                     Name: John C. Firth
Title: Executive Vice President         Title: Executive Vice President


GRADY'S AMERICAN GRILL                  GAGLC, INC.
RESTAURANT CORPORATION                  4220 Edison Lakes Parkway
4220 Edison Lakes Parkway               Mishawaka,Indiana 46545
Mishawaka, Indiana 46545


By:_____________________                By:______________________
Name: David M. Findlay                  Name: Robert C. Hudson II
Title: President                        Title:President


GRADY'S AMERICAN GRILL, LP              GRADY'S INC.
4220 Edison Lakes Parkway               4220 Edison Lakes Parkway
Mishawaka, Indiana 46545                Mishawaka, Indiana  46545

By: Grady's American Grill Restaurant   By:_______________________
Corporation, as general partner
                                        Name:John C. Firth
                                        Title:Executive Vice President

By:____________________________
Name: David M. Findlay
Title: President