Form 10-K
period 1998-10-25
QUALITY DINING INC
filed 1999-01-22
CIK 917126

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

       (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended           OCTOBER 25, 1998
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                                  $31,889,193

Aggregate market value of the voting stock held by nonaffiliates of the Registrant based on the last sale price for such stock at November 25, 1998 (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are "affiliates").

                                  12,599,444

     Number of shares of Common Stock, without par value, outstanding at
                               January 18, 1999

                      DOCUMENT INCORPORATED BY REFERENCE

Portions of the following document have been incorporated by reference into this Annual Report on Form 10-K
 IDENTITY OF DOCUMENT                     PART OF FORM 10-K INTO WHICH DOCUMENT
                                          IS INCORPORATED

 Definitive Proxy Statement for the Annual Meeting of
 Shareholders to be held March 9, 1999.   PART III

                             QUALITY DINING, INC.
                              Mishawaka, Indiana

              Annual Report to Securities and Exchange Commission

                               October 25, 1998

                                    PART I

ITEM 1. BUSINESS.

GENERAL

  Quality Dining, Inc. (the "Company") operates four distinct restaurant concepts. It owns the Grady's American Grill(R) and two Italian Dining concepts and operates Burger King(R) restaurants and Chili's Grill & Bar(TM) ("Chili's"(R)) as a franchisee of Burger King Corporation and Brinker International, Inc. ("Brinker"), respectively. The Company operates its Italian Dining restaurants under the tradenames of Spageddies Italian Kitchen(R) ("Spageddies"(R)) and Papa Vino's Italian Kitchen(R) ("Papa Vino's"(R)). As of October 25, 1998, the Company operated 145 restaurants, including 70 Burger King restaurants, 28 Chili's, 39 Grady's American Grill restaurants, four Spageddies and four Papa Vino's.

  The Company was founded in 1981 and has grown from a two-unit Burger King franchisee to a multi-concept restaurant operator. The Company has grown by capitalizing on (i) its significant presence in targeted markets, (ii) the stable operating performance of its Burger King restaurants, (iii) strategic acquisitions of Burger King restaurants, Chili's restaurants and the Grady's American Grill concept, and (iv) management's extensive experience.

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

DISPOSITION OF BAGEL-RELATED BUSINESSES

  On October 20, 1997, the Company sold its bagel-related businesses to Mr. Nordahl L. Brue, Mr. Michael J. Dressell and an entity controlled by them and their affiliates. The sale included the stock of Bruegger's Corporation and the stock of all of the other bagel-related businesses. The total proceeds from the sale were $45,164,000. The consideration included the issuance by Bruegger's Corporation of a junior subordinated note in the amount of $10,000,000, which was recorded as $6,000,000 due to a $4,000,000 reserve for legal indemnification, the transfer of 4,310,740 shares of the Company's common stock valued at $21,823,000, owned by Messrs. Brue and Dressell, which were retired, a receivable for purchase price adjustment of $500,000, and $16,841,000 in cash. The subordinated note has an annual interest rate of 12% and matures in October 2004. Interest will be accrued and added to the principal amount of the note through October 2000 and will be paid in cash for the remaining life of the note. The Company did not recognize any interest income from this note in fiscal 1998. The cash component of the proceeds included an adjustment for the calculation of the net working capital deficit. The calculation used was subject to final adjustment and is being disputed by Messrs. Brue and Dressell. The Company does not expect the ultimate resolution of this dispute to have a material adverse effect on the Company's financial position or results of operations but there can be no assurance thereof.

  During the second quarter of fiscal 1997, the Company recorded a non-cash impairment charge of $185,000,000 and a store closing charge of $15,513,000 as a result of its decision to divest its bagel-related businesses. The consummation of the sale of the bagel-related businesses in fiscal 1997 did not result in any additional gain or loss.

BUSINESS STRATEGY

  The Company's fundamental business strategy is to maximize the cash flow of its operations through proven operating management, reduce debt and appropriately grow the Company's restaurant concepts in a manner focusing on total customer satisfaction, while maximizing the value of the Company for its shareholders. Management's operating philosophy, which is shared by all of the Company's concepts, is comprised of the following key elements:

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

EXPANSION

  The Company intends to limit its expansion in fiscal 1999 and focus on operations. The Company currently plans to open two to four Burger King restaurants and one full service restaurant in fiscal 1999. During fiscal 1998, the Company added four new Burger King restaurants, converted one Spageddies into a Papa Vino's and sold one Grady's American Grill. At the end of fiscal 1998, the Company operated 39 Grady's American Grill restaurants, four Spageddies, four Papa Vino's, 70 Burger King restaurants and 28 Chili's restaurants. Subsequent to the conclusion of fiscal 1998, the Company sold one Grady's American Grill restaurant.

  The amount of the Company's total investment to develop new restaurants depends upon various factors, including prevailing real estate prices and lease rates, raw material costs and construction labor costs in each market in which a new restaurant is to be opened. The Company may own or lease the real estate for future development.

  The Company's ability to manage the diverse operations resulting from its past growth will be essential to its ability to succeed. Prior to fiscal 1996, the Company's business historically was focused primarily on the development and operation of Burger King restaurants and Chili's restaurants. The Grady's American Grill and Italian Dining concepts have varying degrees of name recognition. Although the Company opened its first Spageddies in 1994, the Company's Italian Dining concepts are not yet time proven. In addition, the Company's acquisitions of Grady's American Grill and Spageddies have caused it to assume many functions performed by the previous owners, requiring increased staffing and expenditures in the areas of advertising and marketing, purchasing, management information systems and others. Accordingly, the Company's development and operation of these restaurant concepts are subject to a wider range of risks than those associated with the development and operation of its Burger King and Chili's restaurants.

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

  Advertising and Marketing. As required by its franchise agreements, the Company contributes 4% of its restaurant sales to an advertising and marketing fund controlled by Burger King Corporation. Burger King Corporation uses this fund primarily to develop system-wide advertising, sales promotions and marketing materials and concepts. In addition to its required contribution to the advertising and marketing fund, the Company makes local advertising expenditures intended specifically to benefit its own Burger King restaurants. Typically, the Company spends its local advertising dollars on television and radio.

CHILI'S GRILL & BAR

  General. The Chili's concept is owned by Brinker, a publicly-held corporation headquartered in Dallas, Texas. The first Chili's Grill & Bar restaurant opened in 1975.

  Menu. Chili's restaurants are full service, casual dining restaurants featuring quick, efficient and friendly table service designed to minimize customer waiting and facilitate table turnover. Service personnel are dressed casually to reinforce the casual, informal environment. Chili's restaurants feature a diverse menu of broadly appealing food items, including a variety of hamburgers, fajitas, chicken and seafood entrees and sandwiches, barbecued ribs, salads, appetizers and desserts, all of which are prepared fresh daily according to recipes specified by Chili's. Emphasis is placed on serving substantial portions of quality food at modest prices. Each Chili's restaurant has a full bar serving beer, wine and cocktails.

  Advertising and Marketing. Pursuant to its franchise agreements with Brinker, the Company contributes 1/2% of sales from each restaurant to Brinker for advertising and marketing to benefit all restaurants. As part of a system-wide promotional effort, the Company has agreed that for the period beginning January 1, 1999 and ending June 30, 1999, it will pay an additional advertising fee of 3/4% of sales. The Company is also required to spend 2% of sales from each restaurant on local advertising. The Company's advertising expenditures typically exceed the levels required under its agreements with Brinker and the Company spends substantially all of its advertising dollars on television and radio advertising. The Company also conducts promotional marketing efforts targeted at its various local markets.

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

GRADY'S AMERICAN GRILL

  General. Grady's American Grill restaurants feature high-quality food in a classic American style, served in a warm and inviting setting. Prior to the Company's acquisition of the concept from Brinker on December 21, 1995, Brinker owned and operated 37 of the 38 Grady's American Grill restaurants now owned and operated by the Company. The Company's Grady's American Grill concept is proprietary and provides the Company with significant flexibility for expansion and development.

  Menu. The Grady's American Grill menu features signature prime rib, high-quality steaks, daily servings of fresh seafood, inviting salads, sandwiches, soups and high quality desserts. Entrees emphasize on-premise scratch preparation in a classic American style.

  Advertising and Marketing. As the owner of the Grady's American Grill concept, the Company has full responsibility for marketing and advertising. The Company expects to focus advertising and marketing efforts in local print media, use of direct mail programs and radio, with total expenditures estimated to range between 2% and 3% of the sales for its Grady's American Grill restaurants.

ITALIAN DINING CONCEPTS

  General. The Company's Italian Dining concept consists of Papa Vino's Italian Kitchen and Spageddies Italian Kitchen. The first Papa Vino's restaurant was opened in 1996 and the first Spageddies restaurant was opened in 1994. The Company had been a franchisee of Spageddies since 1994, and became the owner of the concept in October 1995. Papa Vino's and Spageddies each offers a casual dining atmosphere with high-quality food, generous portions and moderate prices, all enjoyed in a setting featuring the ambiance of a traditional Italian trattoria with stone archways, large wines casks and wine racks lining the walls and exhibition cooking in an inviting, comfortable environment. The Company's Italian Dining concepts are proprietary and provide the Company with significant flexibility for expansion and development.

  Menu. A fundamental component of the Italian Dining concept is to provide the customer with a wide variety of high-quality, value-priced Italian food. The restaurant menu includes an array of entrees, including traditional Italian pasta, grilled meats and freshly prepared selections of pizzas, soups, salads and sandwiches. The menu also includes specialty appetizers, fresh baked bread and desserts, together with a full-service bar serving beer, wine and cocktails.

  Advertising and Marketing. As the owner of these concepts, the Company has full responsibility for marketing and advertising its Italian Dining restaurants. The Company focuses its advertising and marketing efforts in local print media, use of direct mail programs and radio, with total expenditures estimated to range between 2% and 3% of the sales for these restaurants.

TRADEMARKS

  The Company owns the following registered trademarks: Grady's American Grill(R), Spageddies Italian Kitchen(R), Spageddies(R), Papa Vino's(R) and Papa Vino's Italian Kitchen(R). The Company also owns a number of other trademarks and service marks which are used in connection with its owned concepts. The Company believes its marks are valuable and intends to maintain its marks and any related registrations. Burger King(R) is a registered trademark of Burger King Corporation. Chili's(R) and Chili's Grill & Bar(TM) are a registered trademark and trademark, respectively, of Brinker.

ADMINISTRATIVE SERVICES

  From its headquarters in Mishawaka, Indiana, the Company provides accounting, cash management, information technology, purchasing and procurement, human resources, finance, marketing, advertising, menu development, budgeting and planning, legal, site selection and development support services for each of its operating subsidiaries.

  Management. The Company is managed by a team of senior managers who are responsible for the establishment and implementation of a strategic plan. The Company believes that its management team possesses the ability to manage its diverse operations.

  Each of the Company's restaurant concepts is managed by an experienced management team. The Company's Burger King business is managed by geographic region, with a Vice President-Director of Operations responsible for each specific region. Each Vice President reports to the Senior Vice President, Burger King Division. The Company's Chili's, Italian Dining and Grady's American Grill concepts are each managed by a Vice President-Director of Operations who report to a Senior Vice President - Full Service Dining Division.

   Site Selection. Site selection for new restaurants is made by the Company's senior management under the direction of the Company's Chief Development Officer, subject in the case of the Company's franchised restaurants to the approval of its franchisors. Within a potential market area, the Company evaluates high-traffic locations to determine profitable trading areas. Site-specific factors considered by the Company include traffic generators, points of distinction, visibility, ease of ingress and egress, proximity to direct competition, access to utilities, local zoning regulations and various other factors. In addition, in evaluating potential full service dining sites, the Company considers applicable laws regulating the sale of alcoholic beverages. The Company regularly reviews potential sites for expansion. Once a potential site is selected, the Company utilizes demographic and site selection data to assist in final site selection.

   Quality Control. The Company's senior management and restaurant management staff are principally responsible for assuring compliance with the Company's and its franchisors' operating procedures. The Company and its franchisors have uniform operating standards and specifications relating to the quality, preparation and selection of menu items, maintenance and cleanliness of the premises and employee conduct. Compliance with these standards and specifications is monitored by frequent on-site visits and inspections by the Company's senior management. Additionally, the Company employs the use of toll free customer feedback telephone services and outside "shopper services" to visit restaurants periodically to ensure that the restaurants meet the Company's operating standards. The Company's operational structure encourages all employees to assume a proprietary role ensuring that such standards and specifications are met.

     Burger King. The Company's Burger King operations are focused on achieving a high level of customer satisfaction with speed, accuracy and quality of service closely monitored. The Company's senior management and restaurant management staff are principally responsible for ensuring compliance with the Company's and BKC's operating procedures. The Company and BKC have uniform operating standards and specifications relating to the quality, preparation and selection of menu items, maintenance and cleanliness of the premises and employee conduct. These standards include food preparation rules regarding, among other things, minimum cooking times and temperatures, sanitation and cleanliness. In addition, BKC has set maximum time standards for holding unsold prepared food. For example, sandwiches and french fries are required to be discarded after ten minutes following preparation.

     Full Service Dining. The Company has uniform operating standards and specifications relating to the quality, preparation and selection of menu items, maintenance and cleanliness of the premises and employee conduct in its full service dining concepts. At the Company's Chili's restaurants, compliance with these standards and specifications is monitored by representatives of Brinker. Each Grady's American Grill and Italian Dining restaurant typically has a general manager and three to four assistant managers who together train and supervise employees and are, in turn, overseen by an Area Director.

   Information Technology Systems. Financial controls are maintained through a centralized accounting system, which allows the Company to track the operating performance of each restaurant. The Company has a point-of-sale system in each of its restaurants which is linked directly to the Company's accounting system, thereby making information available on a timely basis. This information enables the Company to analyze customer purchasing habits, operating trends and promotional results.

   Training. The Company maintains comprehensive training programs for all of its restaurant management personnel. Special emphasis is placed on quality food preparation, service standards and total customer satisfaction.

     Burger King. The training program for the Company's Burger King restaurant managers features an intensive hands-on training period followed by classroom instruction and simulated restaurant management activities. Upon certification, new managers work closely with experienced managers to solidify their skills and expertise. The Company's existing restaurant managers regularly participate in the Company's ongoing training efforts, including classroom programs, off-site training and other training/development programs, which the Company's senior concept management designs from time to time. The Company generally seeks to promote from within to fill Burger King restaurant management positions.

     Full Service Dining. The Company requires all general and restaurant managers of its full service dining concepts to participate in a system-wide, comprehensive training program. These programs teach management trainees detailed food preparation standards and procedures for each concept. These programs are designed and implemented by the Company's senior concept management teams.

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

IMPACT OF YEAR 2000

   The term "Year 2000" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery and equipment as the year 2000 is approached and thereafter. These problems generally arise from the fact that most of the world's computer hardware and software has historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from dates in the "1900's."

   The Company's State of Readiness. The Company has established a formal plan ("Year 2000 Plan") to (i) test its information technology systems to evaluate Year 2000 compliance, (ii) assess the Year 2000 compliance of its information technology vendors, (iii) assess its non-information technology systems that utilize embedded technology such as micro-controllers and (iv) determine the readiness of third parties such as government agencies, utility companies, telecommunication companies, suppliers and other "non-technology" third party vendors. The Company has completed the testing and assessment of its information technology systems including non-information technology systems that utilize embedded technology. The Company has determined that 34 of its critical systems were Year 2000 compliant by December 31, 1998 and anticipates that the 20 remaining critical systems will be Year 2000 compliant by June, 1999.

   Independent of the Company's Year 2000 Plan, the Company has previously determined it would replace its point of sale equipment in as many as 75 of its full service dining restaurants. This determination was part of the Company's ongoing efforts to enhance financial controls through a centralized, computerized, accounting system to enhance the tracking of data to enable the Company to better manage its operations. The Company is currently in the process of replacing the point of sale equipment in its full service restaurants and expects to complete this process by August, 1999. The replacement systems will be Year 2000 compliant. The Company expects the replacement of the point of sale equipment in its 75 full service restaurants to cost approximately $3 million. The Company anticipates incurring non-cash charges of approximately $500,000 to $750,000 in connection with the disposition of certain of its point of sale equipment. The Company has determined that its point of sale equipment in its 70 Burger King restaurants is Year 2000 compliant.

   Costs to Address the Company's Year 2000 Issues. The Company expenses costs associated with its Year 2000 Plan as the costs are incurred except for costs that the Company would otherwise capitalize. The Company does not expect the costs associated with its Year 2000 Plan to have a material adverse effect on its financial position or results of operations. The Company is unable to estimate the costs it may incur as a result of Year 2000 problems suffered by third parties with which it deals. The Company has surveyed its critical vendors, other than utilities and government agencies, and believes that each vendor will either be Year 2000 compliant by June, 1999 or, if not, suitable alternative suppliers that are Year 2000 compliant will be available.

   Risks Presented by Year 2000 Problems. To operate its businesses, the Company relies upon government agencies, utility companies, telecommunications companies, suppliers and other third party service providers over which it can assert little control. The Company's ability to conduct its business is dependent upon the ability of these third parties to avoid Year 2000 related disruption. If they do not adequately address their Year 2000 issues, the Company's business may be materially affected which could result in a materially adverse effect on the

Company's results of operations and financial condition. If the Company is not able to integrate replacement point of sale systems at its full service restaurants, its ability to effectively operate those restaurants could be substantially impaired. As a result of the Company's ongoing assessment, the Company may identify additional areas of its business that are at risk of Year 2000 disruption. The absence of any such determination at this point represents only the current status of the assessment phase of the Company's Year 2000 Plan and should not be construed to mean that there are no other areas of the Company's business which are at risk of a Year 2000 related disruption.

   The Company's Contingency Plans. The Company's Year 2000 Plan calls for the development of contingency plans for areas of its business that are susceptible to a substantial risk of a Year 2000 related disruption where the Company determines that such disruption could be mitigated through reasonable, cost effective contingency plans. The Company has not yet developed detailed contingency plans specific to Year 2000 events for any specific area of business. Consistent with its Year 2000 Plan, the Company will develop specific Year 2000 contingency plans for such areas of business as and if such determinations are made.

FRANCHISE AND DEVELOPMENT AGREEMENTS

   Burger King. The Company and BKC entered into a development agreement on December 24, 1993 (the "Burger King Agreement"). The Burger King Agreement reserves for the Company 25 specifically defined limited geographic areas ("Areas") and grants the Company the exclusive right to select and develop one Burger King restaurant in each of up to 18 of those Areas. The Company paid a $90,000 fee for the exclusivity provided by the Burger King Agreement. The Company's exclusive right in an Area expires with the opening by the Company of a Burger King restaurant in that Area.

   As of October 25, 1998, the Company had developed 16 Burger King restaurants under the Burger King Agreement. To maintain its rights under the Burger King Agreement, the Company must develop two additional Burger King restaurants by December 31, 1999. Although the Company has the right to develop 18 Burger King restaurants, the Company is not obligated to do so and may terminate the Burger King Agreement since it had developed at least 10 Burger King restaurants prior to December 31, 1996.

   Under the Burger King Agreement, the Company is responsible for all costs and expenses incurred in locating, acquiring and developing restaurant sites. The Company must also satisfy BKC's development criteria, which include the specific site, the related purchase contract or lease agreement and architectural and engineering plans for each of the Company's new Burger King restaurants. BKC may refuse to grant a franchise for any proposed Burger King restaurant if the Company is not conducting the operations of each of its Burger King restaurants in compliance with BKC's franchise requirements. BKC may terminate the Burger King Agreement if the Company defaults in the performance thereunder or under any franchise agreement. BKC periodically monitors the operations of its franchised restaurants and notifies its franchisees of failures to comply with franchise or development agreements that come to its attention.

   In addition, as of October 25, 1998, the Company had opened two additional Burger King restaurants under separate agreements with Burger King during fiscal 1998.

   BKC's franchise agreements convey the right to use its trade names, trademarks and service marks with respect to specific Burger King restaurants. The franchise fee for a free-standing Burger King restaurant is currently $40,000. In addition, each franchise agreement requires the Company to pay a monthly royalty fee of 3 1/2% of sales and advertising fees of 4% of sales.

   BKC also provides general specifications for designs, color schemes, signs and equipment, formulas for preparation of food and beverage products, marketing concepts, inventory, operations and financial control methods, management training, technical assistance and materials. Each franchise agreement prohibits the Company from transferring a franchise without the prior approval of BKC.

   The Burger King Agreement and each franchise agreement prohibit the Company, during the term of the agreements, from owning or operating any other hamburger restaurant. For a period of one year following the termination of a franchise agreement, the Company remains subject to such restriction within a two mile radius of the Burger King restaurant which was the subject of the franchise agreement.

    Chili's. The Company has a development agreement with Brinker (the "Chili's Agreement") to develop 37 Chili's restaurants in two regions encompassing counties in Indiana, Michigan, Ohio, Kentucky ("Midwest Region"), Delaware, New Jersey and Pennsylvania ("Philadelphia Region"). The Company paid development fees totaling $260,000 for the right to develop the restaurants in the regions. Each franchise agreement requires the Company to pay an initial franchise fee of $40,000, a monthly royalty fee of 4% of sales and advertising fees of 1/2% of sales. As part of a system-wide promotional effort, the Company has agreed that for the period beginning January 1, 1999 and ending June 30, 1999, it will pay additional advertising fees of 3/4% of sales. In addition, the Company is required to spend 2% of sales from each restaurant on local advertising. As of October 25, 1998, the Company operated 28 Chili's.

    The Company may develop up to 41 Chili's without specific approval of the franchisor, but is obligated to satisfy the following development schedule:

                                                                  MINIMUM CUMULATIVE NUMBER OF RESTAURANTS
                                                                  ----------------------------------------

                                                                  MIDWEST       PHILADELPHIA     ENTIRE
                                                                  REGION        REGION           TERRITORY
                                                                  ------        ------           ---------
                              December 31, 1998                   12            13               25
                              December 31, 1999                   13            14               29(1)
                              December 31, 2000                   14            15               33(1)
                              December 31, 2001                   15            16               37(1)

(1) Two of the restaurants to be opened in this year may be located in either region at the Company's discretion.

    Failure to adhere to this schedule constitutes a default under the Chili's Agreement and Brinker could terminate the Chili's Agreement. The Chili's Agreement prohibits Brinker or any other Chili's franchisee from establishing a Chili's restaurant within a specified geographic radius of the Company's Chili's restaurants. The term of the Chili's Agreement expires when the Company has completed the development schedule. The Chili's Agreement and the franchise agreements prohibit the Company, for the term of the agreements, from owning or operating other restaurants which are similar to a Chili's restaurant. The Chili's Agreement extends this prohibition, but only within the Company's development territories, for a period of two years following the termination of such agreement. In addition, each franchise agreement prohibits the Company, for the term of the franchise agreement and for a period of two years following its termination, from owning or operating such other restaurants within a 10-mile radius of the Chili's restaurant which was the subject of such agreement.

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

    The franchise agreements convey the right to use the franchisor's trade names, trademarks and service marks with respect to specific restaurant units. The franchisor also provides general specifications for designs, color schemes, signs and equipment, formulas for preparation of food and beverage products, marketing concepts, inventory, operations and financial control methods, management training and technical assistance and materials. Each franchise agreement prohibits the Company from transferring a franchise without the prior approval of the franchisor.

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


EMPLOYEES

     As of October 25, 1998, the Company employed approximately 8,400 persons. Of those employees, approximately 100 held management or administrative positions, approximately 520 were involved in restaurant management, and the remainder were engaged in the operation of the Company's restaurants. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.


ITEM 2.  PROPERTIES.

     The following table sets forth, as of October 25, 1998, the 19 states in which the Company operated restaurants and the number of restaurants in each state. Of the 145 restaurants which the Company operated as of October 25, 1998, the Company owned 49 and leased 96. Many leases provide for base rent plus an additional rent based upon sales to the extent the additional rent exceeds the base rent, while other leases provide for only a base rent.

                    Number of Company-Operated Restaurants
                    --------------------------------------
                                                                 Grady's
                                          Burger                 American    Italian
                                           King      Chili's      Grill       Dining    Total
                                           ----      -------      -----       ------    -----
                    Alabama                                           1                       1
                    Arkansas                                          1                       1
                    Colorado                                          3                       3
                    Delaware                              2                                   2
                    Florida                                           6                       6
                    Georgia                                           5                       5
                    Illinois                                          1                       1
                    Indiana                  38           5                       2          45
                    Michigan                 32           6           1           4          43
                    Mississippi                                       1                       1
                    New Jersey                            5           1                       6
                    New Mexico                                        1                       1
                    North Carolina                                    3                       3
                    Ohio                                  3           1           2           6
                    Oklahoma                                          1                       1
                    Pennsylvania                          7                                   7
                    Tennessee                                         5                       5
                    Texas                                             7                       7
                    Virginia                                          1                       1
                                           ----------------------------------------------------
                                             70          28          39           8         145
                                             ==          ==          ==           =         ===

     Burger King. As of October 25, 1998, 41 of the Company's Burger King restaurants were leased from real estate partnerships owned by certain of the Company's founding shareholders. In addition, the Company leased two of its Burger King restaurants from William R. Schonsheck, a director and executive officer of the Company, or entities controlled by him. See ITEM 13, "Certain Relationships and Related Transactions." The Company also leased eight Burger King restaurants directly from Burger King Corporation and seven restaurants from unrelated third parties. The eight leases with Burger King Corporation are subject to the renewal of the franchise agreements for those locations. The Company owned 12 of its Burger King restaurants as of October 25, 1998.

     Chili's Grill & Bar. As of October 25, 1998, the Company owned 10 of its Chili's restaurants and leased 18 other restaurants from unrelated parties.

     Grady's American Grill. As of October 25, 1998, the Company owned 22 of its Grady's American Grill restaurants. The Company leased one Grady's American Grill restaurant from a limited partnership of which a subsidiary of the Company is the general partner. The Company's other 16 Grady's American Grill restaurants were leased from unrelated parties.

     Italian Dining. As of October 25, 1998, the Company owned five of the Italian Dining restaurants and leased the three other restaurants from unrelated parties.

     Office Leases. The Company leases approximately 53,000 square feet for its headquarters facility in an office building located in Mishawaka, Indiana that was constructed in 1997 and is leased from a limited liability company in which the Company has a 50% interest. The term of the lease agreement is 15 years. Approximately 4,500 square feet and 5,200 square feet of the Company's headquarters building have been subleased to two tenants for terms of seven and 10 years, respectively. The Company's former headquarters facility, a 9,700 square foot office building which is leased from an affiliated partnership, has been subleased to a local financial institution for a term extending through the expiration of the Company's lease on December 31, 1999. See Item 13 "Certain Relationships and Related Transactions." The Company is responsible for a lease relating to office space in Burlington, Vermont, which was utilized for regional management of its Bruegger's concept, which was sold on October 20, 1997. The Company is attempting to sublease this office. The Company also leases office space in Detroit, Michigan and Fort Wayne, Indiana for management of its Burger King restaurants and in Dallas, Texas for management of its Grady's American Grill restaurants. The Company no longer utilizes the office space in Detroit, Michigan and is attempting to sublease it.


ITEM 3.  LEGAL PROCEEDINGS.

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

     Both of the above pending franchise related actions are in preliminary stages and only limited discovery has occurred. In each of these cases, one or more present or former officers and directors of the Company have been named as party defendants and the Company has and is advancing defense costs on their behalf. Pursuant to the Share Exchange Agreement by and among Quality Dining, Inc., Bruegger's Corporation, Nordahl L. Brue and Michael J. Dressell, the Agreement and Plan of Merger by and among Quality Dining, Inc., Bagel Disposition Corporation and Lethe, LLC, and certain other related agreements entered into as part of the disposition of the Company's bagel-related businesses, the Company is responsible for 50% of the first $14 million of franchise related litigation expenses, inclusive of attorney's fees, costs, expenses, settlements and judgments (collectively "Franchise Damages"). Bruegger's Corporation and certain of its affiliates are obligated to indemnify the Company from all other Franchise Damages. The Company is obligated to pay the first $3 million of its share of Franchise Damages in cash. Through October 25, 1998, the Company has paid approximately $850,000 in cash and assigned its $1.2 million note from BruWest to Bruegger's Corporation which together reduce the Company's remaining obligation to pay cash in respect of Franchisee Damages to approximately $950,000. The remaining $4 million of the Company's share of Franchise Damages is payable by crediting amounts owed to the Company pursuant to the $10 million junior subordinated note issued to the Company by Bruegger's Corporation. Through October 25, 1998, the outstanding balance due under the junior subordinated note has been reduced by $600,000 in respect of Franchisee Damages. Based upon the currently available information, the Company does not believe that these cases individually or in the aggregate will have a material adverse effect on the Company's financial position and results of operations but there can be no assurance thereof. Such assessment is based in part upon the Company's belief that Bruegger's Corporation has and will continue to have the ability to perform its indemnity obligations.

     James T. Bies filed a shareholder derivative action in the United States District Court for the Southern District of Michigan on October 14, 1997. The complaint named as defendants 12 individuals who are current or former directors or officers of the Company. The complaint alleged that the individual defendants as directors breached fiduciary duties to the Company by approving certain transactions in 1997 involving loans to Bagel Acquisition Corporation that allegedly benefited Daniel B. Fitzpatrick, the Company's Chairman, President and Chief Executive Officer. The plaintiff also alleged that individual defendants participated in a "conspiracy to waste, dissipate, and improperly use funds, property and assets" of the Company for the benefit of Bagel Acquisition Corporation and Mr. Fitzpatrick. The plaintiff alleged that the Company and its shareholders had been damaged in an amount in excess of $28,000,000. The relief sought also included the appointment of a receiver, an accounting and attorney's fees. On April 27, 1998, the Court dismissed the complaint without prejudice, for failure to make a "demand" upon the Company's board of directors. By letter dated May 12, 1998, Mr. Bies has demanded that the Company pursue these claims against the defendants. In accordance with the Indiana Business Corporation Law, the board of directors has appointed a special committee to investigate the allegations and determine whether it is in the best interests of the Company to pursue this matter. The special committee consists of three of the Company's outside directors, Messrs. Decio, Lewis and Murphy (named defendants in the action) along with David T. Link, Dean of the Notre Dame Law School. Subsequent to the establishment of the special committee, Mr. Bies refiled his action on July 30, 1998. As a result of its investigation of Mr. Bies' demand, the special committee has determined that the claims identified by Mr. Bies are without merit and that it would not be in the Company's best interests to pursue them. Therefore, on January 6, 1999, the special committee filed a motion to dismiss or alternatively for summary judgement.

     On or about April 15, 1997, Texas Commerce Bank National Association ("Texas Commerce") made a loan of $4,200,000 (the "Loan") to BFBC Ltd., a Florida limited partnership ("BFBC"). At the time of the Loan BFBC was a franchisee under franchise agreements with Bruegger's Franchise Corporation (the "Franchisor"). The Company at that time was an affiliate of the Franchisor. In connection with the Loan and as an accommodation of BFBC, the Company executed to Texas Commerce a "Guaranty". By the terms of the Guaranty the Company agreed that upon maturity of the Loan by default or otherwise that it would either (1) pay the Loan obligations or (2) buy the Loan and all of the related loan documents (the "Loan Documents") from Texas Commerce or its successors. In addition several principals of BFBC (the "Principal Guarantors") guaranteed repayment of the Loan by each executing a "Principal Guaranty". On November 10, 1998, the bank (1) declared that the Loan was in default, (2) notified BFBC, the Principal Guarantors and the Company that all of the Loan obligations were due and payable, and (3) demanded payment.

     The Company elected to satisfy its obligations under the Guaranty by purchasing the Loan from the bank. On November 24, 1998, the Company bought the Loan for $4,294,000. Thereafter, the Company sold the Loan to its Texas affiliate Grady's American Grill, L.P. ("Grady's"). On November 30, 1998 Grady's commenced an action seeking to recover the amount of the Loan from one of the Principal Guarantors, Michael K. Reilly ("Reilly"). As part of this action Grady's also seeks to enforce a Subordination Agreement that was one of the Loan Documents against MKR Investments, L.P., a partnership ("MKR"). Reilly is the general partner of MKR. This action is pending in the United States District Court for the Southern District of Texas Houston Division as Case No. H-98-4015. The Company believes that BFBC is likely to file suit against it and one or more of its affiliates, officers, and Bruegger's Franchise Corporation asserting claims arising out of BFBC's franchise relationship with Bruegger's Franchise Corporation and the Loan. Based upon the currently available information, the Company does not believe that these matters will have a materially adverse effect on the Company's financial position or results of operations. However, there can be no assurance that the Company will be able to realize sufficient value from Reilly to satisfy the amount of the Loan or that the Company will not incur any liability as a result of a suit by BFBC.

     The Company and certain of its executive officers are defendants in a class action lawsuit filed in the United States District Court for the Northern District of Indiana. The complaint alleges, among other things, that the defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder by failing to disclose various matters in connection with the Company's acquisition, development, financing and disposition of its bagel-related businesses. The putative class period in such actions is from June 7, 1996 to May 13, 1997 on which dates the price of the Company's common stock closed at $34.25 and $6.56, respectively. The plaintiffs are seeking, among other things, an award of unspecified compensatory damages, interest, costs and attorney's fees. The Company has filed a motion to dismiss the complaint which is presently pending before the Court. The Company believes that it and its executive officers have meritorious defenses to the allegations and it intends to vigorously defend against the allegations made in the complaints. However, there can be no assurance that the ultimate outcome of this or other actions (including other actions under federal or state securities laws) arising out of the Company's acquisition, development, financing and disposition of its bagel-related businesses will not have a material adverse effect on the Company's financial position or results of operations.

     On November 10, 1994, the Company acquired all of the outstanding stock of Grayling Corporation, Grayling Management Corporation ("Grayling Management"), Chili's of Mt. Laurel, Inc. ("Mt. Laurel") and Chili's of Christiana, Inc. ("Christiana"). Prior to entering into negotiations with the Company, Grayling Corporation and its principal shareholder, T. Garrick Steele ("Steele"), had entered into an agreement (the "Asset Agreement") to sell substantially all of Grayling Corporation's assets to a third party, KK&G Enterprises, Inc. ("KK&G"). The Asset Agreement was terminated by Grayling Corporation and was not consummated. On September 27, 1995, KK&G filed suit in the Court of Common Pleas, Philadelphia County, Pennsylvania, against Grayling Corporation, Mt. Laurel, Christiana and Steele seeking damages and specific performance of the Asset Agreement. Steele was obligated to defend the lawsuit and indemnify the Company and Grayling Corporation against any loss or damages resulting from the lawsuit. Steele settled the lawsuit on March 27, 1998 without any liability or expense to the Company. The Company and Grayling Corporation and their affiliates received a general release.

     BruWest, L.L.C., a franchisee of Bruegger's Franchise Corporation (a former indirect subsidiary of the Company), and Timothy Johnson, Gregory LeMond, Michael Snow and Matthew Starr, principals of BruWest (collectively "BruWest") commenced an action on January 30, 1997 filed in the United States District Court, District of Minnesota, against Bruegger's Franchise Corporation, Quality Dining, Inc., Daniel B. Fitzpatrick (the "Bruegger's Defendants") and an investment banking firm retained by BruWest, alleging inter alia that the Bruegger's Defendants breached commitments to provide financing to BruWest, interfered with the plaintiffs' efforts to obtain financing from third parties, violated existing franchise and development agreements between BruWest and Bruegger's Franchise Corporation, violated certain provisions of the Minnesota Franchise Act and breached duties and implied covenants of good faith and fair dealing. The Bruegger's Defendants denied all allegations in the complaint. Without admitting any liability or obligation to do so, on March 11, 1997, Bruegger's Corporation loaned $1.2 million to the plaintiffs. The loan was secured by certain assets of the plaintiffs and personal guarantees of Messrs. LeMond and Snow. The loan provides for monthly interest payments commencing April 11, 1997 at the rate of nine percent (9%) per annum and matured on September 11, 1997. On March 14, 1997, the complaint was dismissed, without prejudice. On May 22, 1997, BruWest refiled the complaint with additional allegations challenging the enforceability of the loan documents and personal guarantees. This action was settled on August 19, 1998.

     The Company is involved in various other legal proceedings incidental to the conduct of its business. Management does not expect that any such proceedings will have a material adverse effect on the Company's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matters to a vote of security holders during the fourth quarter of the 1998 fiscal year.

EXECUTIVE OFFICERS OF THE COMPANY

              Name                  Age                 Position
---------------------------------  -----  --------------------------------------
Daniel B. Fitzpatrick                41   Chairman of the Board, President and
                                          Chief Executive Officer

John C. Firth                        41   Executive Vice President, General
                                          Counsel and Secretary

James K. Fitzpatrick                 43   Senior Vice President, Chief
                                          Development Officer and Director

William R. Schonsheck                48   Senior Vice President, Chief Operating
                                          Officer of Burger King Division and
                                          Director

Patrick J. Barry                     36   Senior Vice President -Administration
                                          and Information Technology

David M. Findlay                     37   Senior Vice President - Finance and
                                          Treasurer

Gerald O. Fitzpatrick                38   Senior Vice President - Burger King
                                          Division

Scott C. Smith                       43   Senior Vice President - Full Service
                                          Dining Division

Robert C. Hudson                     42   Vice President - Grady's American
                                          Grill Division

Martin L. Miranda                    35   Vice President, Controller and
                                          Assistant Secretary

Michael J. Wargo                     38   Vice President - Director of Human
                                          Resources

     Daniel B. Fitzpatrick has served as President and Chief Executive Officer and a Director of the Company since 1982. Prior to founding the Company, Mr. Fitzpatrick worked for a franchisee of Burger King Corporation, rising to the level of regional director of operations. He has over 25 years of experience in the restaurant business. Mr. Fitzpatrick also serves as a director of 1st Source Corporation, a publicly held diversified bank holding company based in South Bend, Indiana.

     John C. Firth serves as Executive Vice President, General Counsel and Secretary. Prior to joining the Company in June 1996, he was a partner with the law firm of Sopko and Firth. Beginning in 1985, he represented the Company as outside legal counsel with responsibility for the Company's legal affairs.

     James K. Fitzpatrick has served as Senior Vice President and Chief Development Officer of the Company since August 1995. Prior to that, Mr. Fitzpatrick served as Vice President or Senior Vice President of the Company in charge of the Company's Fort Wayne, Indiana Burger King restaurant operations since 1984. Prior to joining the Company, he served as a director of operations for a franchisee of Burger King Corporation. He has 27 years of experience in the restaurant business.

     William R. Schonsheck joined the Company in August 1995 as Senior Vice President, Chief Operating Officer of the Burger King Division. Prior to joining the Company, Mr. Schonsheck held various positions in the Burger King system, most recently as a franchisee in Detroit, Michigan. Pursuant to an employment agreement between the Company and Mr. Schonsheck, he is to serve as the Chief Operating Officer of the Burger King Division. See ITEM 11, "Executive Compensation." Mr. Schonsheck has over 30 years of experience in the Burger King business.

     Patrick J. Barry joined the Company in October 1996 and serves as the Company's Senior Vice President - Administration and Information Technology. Prior to joining the Company, Mr. Barry was a management consultant with The Keystone Group and Andersen Consulting.

     David M. Findlay has served as Senior Vice President - Finance since April 1997. He has served as Senior Vice President - Finance and Treasurer since February 1998. He joined the Company in May 1995 as Vice President - Director of Planning and Investor Relations and was promoted to Vice President and Treasurer in October 1996. Prior to joining the Company, Mr. Findlay spent 10 years at The Northern Trust Company of Chicago, Illinois, specializing in commercial lending to large companies and financial institutions.

     Gerald O. Fitzpatrick serves as a Senior Vice President in the Company's Burger King Division. Mr. Fitzpatrick has served in various capacities in the Company's Burger King operations since 1983. Prior to joining the Company, he served as a district manager for a franchisee of Burger King Corporation. He has over 19 years of experience in the restaurant business.

     Scott C. Smith joined the Company in May 1994 and has served as the Company's Senior Vice President in charge of the Company's full service dining operations since October 1996. Prior to that, Mr. Smith served as Vice President or Senior Vice President of the Company in charge of the Company's Chili's and Italian Dining operations. Prior to joining the Company in June of 1994 he served as director of franchise operations for the Chili's and Spageddies divisions of Brinker. He has 24 years of experience in the restaurant business.

     Robert C. Hudson joined the Company in December of 1995 when the Company acquired Grady's American Grill. From 1992 until joining the Company, Mr. Hudson held various operational positions at Brinker, most recently as an area director in its Grady's American Grill division.

     Martin L. Miranda has served as Vice President, Controller and Assistant Secretary since October 1996. He joined the Company in May 1994 as Controller. Prior to joining the Company, he served in a similar capacity with NBD Insurance, a wholly owned subsidiary of NBD Corporation. Mr. Miranda is a certified public accountant.

     Michael J. Wargo has served as Vice President - Director of Human Resources since September 1995. He joined the Company in January 1994 as Director of Human Resources. He was previously employed by Valley American Bank & Trust Company as director of training and development, and prior to that he was a human resources officer at NBD Bank. Mr. Wargo has over 15 years of experience as a human resources professional.

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

     (Pursuant to General Instruction G(3) of Form 10-K, the foregoing information is included as an unnumbered Item in Part I of this Annual Report in lieu of being included in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.)

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the Nasdaq Stock Market's National Market under the symbol QDIN. The prices set forth below reflect the high and low sales quotations for the Company's Common Stock as reported by Nasdaq for the calendar periods indicated. As of January 20, 1999, there were 397 holders of record and approximately 5,450 beneficial owners.

                         Calendar 1998               Calendar 1997
                       High          Low           High          Low
                      ------------------          ------------------
First Quarter         $ 6.094    $ 3.625          $ 19.875  $ 10.250
Second Quarter          5.500      3.625            12.750     4.563
Third Quarter           4.000      2.625             7.000     3.375
Fourth Quarter          5.094      1.938             5.563     3.250

     The Company does not pay cash dividends on its Common Stock. The Company does not anticipate paying cash dividends in the foreseeable future. The Company's revolving credit agreement prohibits the payment of cash dividends and restricts other distributions. The agreement expires in April of 2000.

     No unregistered equity securities were sold by the Company during fiscal 1998.

ITEM 6.  SELECTED FINANCIAL DATA.

QUALITY DINING, INC.

(In thousands, except unit and per share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                              Fiscal Year Ended (1)
                                                    October 25,     October 26,    October 27,     October 29,      October 30,
                                                       1998            1997           1996            1995             1994
------------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA(2):
Revenues:
Restaurant sales:
    Grady's American Grill                           $  81,241      $  85,403       $ 85,101         $      -          $     -
    Burger King                                         80,391         74,616         70,987           57,013           49,716
    Chili's Grill & Bar                                 55,572         54,277         41,913           38,267           14,286
    Italian Dining Division                             15,040         12,973          8,388            4,741              174
    Bruegger's Bagel Bakery                                  -         64,928         25,967            5,270              191
------------------------------------------------------------------------------------------------------------------------------------
Total restaurant sales                                 232,244        292,197        232,356          105,291           64,367
    Franchise related revenue                                -         10,055          5,274                -                -
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                                         232,244        302,252        237,630          105,291           64,367
------------------------------------------------------------------------------------------------------------------------------------
Operating expenses
     Restaurant operating expenses
        Food and beverage                               69,102         88,629         72,201           31,176           18,576
        Payroll and benefits                            66,404         87,905         66,176           27,191           16,190
        Depreciation and amortization                   11,475         17,691         11,635            5,109            2,610
        Other operating expenses                        55,644         74,691         52,452           24,057           15,351
------------------------------------------------------------------------------------------------------------------------------------
Total restaurant operating expenses:                   202,625        268,916        202,464           87,533           52,727
    General and administrative                          15,488         28,718         11,229            5,285            3,838
    Amortization of intangibles                          1,085          3,112          2,537              682               83
    Impairment of assets                                   250        185,300              -                -                -
    Store closing costs                                      -         15,513              -                -                -
    Franchise operating partner expense                      -          2,066              -                -                -
    Restructuring and integration costs                      -              -          9,938                -                -
------------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                               219,448        503,625        226,168           93,500           56,648
------------------------------------------------------------------------------------------------------------------------------------
Operating income (loss) (3)                             12,796       (201,373)        11,462           11,791            7,719
------------------------------------------------------------------------------------------------------------------------------------
Other income (expense):
    Interest expense                                   (11,962)       (10,599)        (6,340)          (2,699)          (1,314)
    Gain (loss) on sale of property and  equipment        (345)           362              4              343              (59)
    Interest income                                        190            221            206              127              155
    Other income (expense), net                            541             32            154              (12)             (14)
------------------------------------------------------------------------------------------------------------------------------------
Total other expense                                    (11,576)        (9,984)        (5,976)          (2,241)          (1,232)
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                        1,220       (211,357)         5,486            9,550            6,487
Income tax provision (benefit)                           1,107        (14,869)         2,816            3,661            2,559
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                    $     113      $(196,488)      $  2,670         $  5,889          $ 3,928
------------------------------------------------------------------------------------------------------------------------------------
Basic net income (loss) per share                    $     .01      $  (11.68)      $   0.23         $   0.85
----------------------------------------------------------------------------------------------------------------
Diluted net income (loss) per share                  $     .01      $  (11.68)      $   0.22         $   0.84

----------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding
----------------------------------------------------------------------------------------------------------------
Basic                                                   12,599         16,820         11,855            6,925
----------------------------------------------------------------------------------------------------------------
Diluted                                                 12,654         16,820         11,947            6,987
----------------------------------------------------------------------------------------------------------------
Pro forma income data (unaudited):
    Net income as reported                                                                                             $ 3,928
    Pro forma provision for income taxes (4)                                                                               512
------------------------------------------------------------------------------------------------------------------------------------
    Pro forma net income                                                                                               $ 3,416
------------------------------------------------------------------------------------------------------------------------------------
    Pro forma basic net income per share                                                                               $  0.59
------------------------------------------------------------------------------------------------------------------------------------
    Pro forma diluted net income per share                                                                             $  0.59
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Weighted average shares
------------------------------------------------------------------------------------------------------------------------------------
    Basic                                                                                                                5,801
------------------------------------------------------------------------------------------------------------------------------------
    Diluted                                                                                                              5,826
------------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
                                                                   Fiscal Year Ended (1)
                                             October 25,  October 26, October 27,  October 29,   October 30,
                                                 1998         1997        1996         1995          1994
---------------------------------------------------------------------------------------------------------------
RESTAURANT DATA:
Units open at end of period:
       Grady's American Grill                     39           40          42           -              -
       Italian Dining Division                     8            8           6           5              1
       Burger King                                70           66          63          59             48
       Chili's Grill & Bar                        28           28          22          18              8
       Bruegger's Bagel Bakery Division:
           Company-owned                           -            -         100          12              3
           Franchised                              -            -         325           -              -
-----------------------------------------------------------------------------------------------------------------
                    Totals                       145          142         558          94             60
-----------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA:
       Working capital (deficiency)             $  (14,747)   $ (8,239)    $ (3,383)   $  (1,826)      $ (1,894)
       Total assets                                196,903     215,973      388,014       99,247         43,273
       Long-term debt, capitalized lease
       and non-competition obligations             118,605     133,111       85,046       14,298          7,492
       Total stockholders' equity                   50,926      50,813      269,123       71,401         26,582

(1) All fiscal years presented consisted of 52 weeks.
(2) The selected statement of operations data include the operations of Bruegger's Corporation from June 7, 1996 until October 19, 1997; the Grady's American Grill restaurants from December 21, 1995; SHONCO, Inc. and certain affiliated companies from August 14, 1995; and Grayling Corporation and certain affiliated companies from November 10, 1994 .
(3) Operating loss for fiscal year ended October 26, 1997 includes an impairment of asset charge of $185.0 million, store closing costs of $15.5 million and franchise operating partner expense of $2.1 million which all relate to the divestiture by the Company of its bagel-related companies. Operating income for the fiscal year ended October 27, 1996 includes restructuring and integration charges of $1.9 million associated with costs related to the acquisitions of the Grady's American Grill concept and restaurants and Spageddies Italian Kitchen concept and $8.0 million associated with costs related to the acquisition of Bruegger's Corporation .
(4) Reflects federal and state income taxes (assuming a 37% effective tax rate) as if the Company had been taxed as a C Corporation rather than an S Corporation during these entire periods.

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

---------------------------------------------------------------------------------------------------------------
                                                                                Fiscal Year Ended
                                                                       October 25,  October 26,  October 27,
                                                                           1998         1997         1996
---------------------------------------------------------------------------------------------------------------
Revenues:
Restaurant sales:
    Grady's American Grill                                                  35.0%       28.3%         35.8%
    Burger King                                                             34.6        24.7          29.9
    Chili's Grill & Bar                                                     23.9        18.0          17.7
    Italian Dining Division                                                  6.5         4.2           3.5
    Bruegger's Bagel Bakery                                                    -        21.5          10.9
---------------------------------------------------------------------------------------------------------------
Total restaurant sales                                                     100.0        96.7          97.8
    Franchise related revenue                                                  -         3.3           2.2
---------------------------------------------------------------------------------------------------------------
Total revenues                                                             100.0       100.0         100.0
---------------------------------------------------------------------------------------------------------------
Operating expenses:
    Restaurant operating expenses (as % of restaurant sales):
       Food and beverage                                                    29.8        30.3          31.1
       Payroll and benefits                                                 28.6        30.1          28.5
       Depreciation and amortization                                         4.9         6.1           5.0
       Other operating expenses                                             24.0        25.6          22.5
---------------------------------------------------------------------------------------------------------------
Total restaurant operating expenses:                                        87.3        92.1          87.1
    General and administrative                                               6.7         9.5           4.7
    Amortization of intangibles                                              0.5         1.0           1.1
    Restructuring and integration costs                                        -           -           4.2
    Impairment of assets                                                     0.1        61.3             -
    Store closing costs                                                        -         5.1           1.1
    Franchise operating partner expense                                        -         0.7           4.2
---------------------------------------------------------------------------------------------------------------
Total  operating expenses                                                   94.6       166.6          95.2
---------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                      5.4       (66.6)          4.8
---------------------------------------------------------------------------------------------------------------
Other income (expense):
    Interest expense                                                        (5.2)       (3.5)         (2.7)
    Gain (loss) on sale of property and equipment                           (0.1)        0.1             -
    Interest income                                                          0.1         0.1           0.1
    Other income                                                             0.2           -           0.1
---------------------------------------------------------------------------------------------------------------
Total other expense, net                                                    (5.0)       (3.3)         (2.5)
---------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                            0.4       (69.9)          2.3
Income tax provision (benefit)                                               0.4        (4.9)          1.2
---------------------------------------------------------------------------------------------------------------
Net income (loss)                                                             - %      (65.0)%         1.1%
---------------------------------------------------------------------------------------------------------------

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

     Total revenues were $232,244,000 in fiscal 1998, a decrease of $70,008,000 or 23.2% when compared to the total revenues of $302,252,000 in fiscal 1997. This decrease was primarily attributable to the divestiture of the Company's bagel-related businesses on October 20, 1997. Total revenues in fiscal 1997 included $10,055,000 of franchise related revenues from the Company's bagel-related operations.

     Restaurant sales in fiscal 1998 decreased $59,953,000 or 20.5% to $232,244,000, when compared to restaurant sales of $292,197,000 in fiscal 1997. This decrease was primarily attributable to the divestiture of the Company's bagel-related businesses on October 20, 1997. Restaurant sales in fiscal 1997 included $64,928,000 of revenue from the Company's bagel-related operations.
Due to the sale of the bagel-related businesses in fiscal 1997, the Company no longer has any bagel related revenues.

     The Company's Grady's American Grill restaurants sales decreased $4,162,000 to $81,241,000 in fiscal 1998 compared to restaurant sales of $85,403,000 in fiscal 1997. The decrease was due to the sale of three units in fiscal 1997, one unit during fiscal 1998 and a decrease in average weekly sales to $39,096 in fiscal 1998 from $39,741 in fiscal 1997. The Company has implemented marketing, operational and menu initiatives intended to stimulate sales at its Grady's American Grill restaurants. Due to the competitive nature of the restaurant industry, there can be no assurances that these initiatives will achieve the intended results.

     The Company's Burger King restaurant sales increased $5,775,000 to $80,391,000 in fiscal 1998 when compared to restaurant sales of $74,616,000 in fiscal 1997. The sales increase was primarily due to an increase in average weekly sales to $22,806 in fiscal 1998 from $21,972 in fiscal 1997. Sales also increased due to additional sales weeks from four new restaurants opened during fiscal 1998 and three restaurants opened in fiscal 1997 which were open for their first full year in fiscal 1998.

     The Company's Chili's Grill & Bar restaurant sales increased $1,295,000 to $55,572,000 in fiscal 1998 when compared to restaurant sales of $54,277,000 in fiscal 1997. The increase was due to six restaurants opened in fiscal 1997 being open for their first full year in fiscal 1998. Average weekly sales were $38,168 in fiscal 1998 versus $40,596 in fiscal 1997. The Company has implemented marketing and operational initiatives intended to stimulate sales at its Chili's Grill & Bar restaurants. Due to the competitive nature of the restaurant industry, there can be no assurances that these initiatives will achieve the intended results.

     The Company's Italian Dining Division restaurant sales increased $2,067,000 to $15,040,000 in fiscal 1998 when compared to restaurant sales of $12,973,000 in fiscal 1997. The increase was due to an increase in average weekly sales to $36,153 in fiscal 1998 from $34,321 in fiscal 1997 and additional sales weeks from two restaurants opened in fiscal 1997 being open for their first full year in fiscal 1998.

     Total restaurant operating expenses were $202,625,000 in fiscal 1998, compared to $268,916,000 in fiscal 1997. As a percentage of restaurant sales, total restaurant operating expenses decreased to 87.3% in fiscal 1998 from 92.1% in fiscal 1997. The following factors influenced the operating margins:

     Food and beverage costs were $69,102,000, or 29.8% of total restaurant sales in fiscal 1998, compared to $88,629,000, or 30.3%, of total restaurant sales in fiscal 1997. The decrease was primarily due to the sale of the bagel-related operations, operational improvements and purchasing efficiencies which occurred during the year.

     Payroll and benefits were $66,404,000 in fiscal 1998, compared to
$87,905,000 in fiscal 1997.   As a percentage of total restaurant sales, payroll
and benefits decreased to 28.6% in fiscal 1998 from 30.1% in fiscal 1997. Payroll expense decreased as a percent of restaurant sales due to the sale of the bagel-related businesses, operational improvements and increased labor efficiencies due to the reduction in new unit development. The Company expects to experience continued pressure to raise wages due to competition by all retail businesses to attract qualified employees.

     Depreciation and amortization decreased $6,216,000 to $11,475,000 in fiscal 1998 compared to $17,691,000 in fiscal 1997. As a percentage of total restaurant sales, depreciation and amortization decreased to 4.9% in fiscal 1998 from 6.1% in fiscal 1997. The decrease is mainly due to the sale of the bagel-related companies.

     Other restaurant operating expenses include rent and utilities, royalties, promotional expense, repairs and maintenance, property taxes and insurance. Other restaurant operating expenses were $55,644,000 in fiscal 1998 compared to $74,691,000 in 1997. Other restaurant operating expenses as a percentage of total restaurant sales decreased in fiscal 1998 to 24.0% from 25.6% in fiscal 1997. This decrease was primarily due to the Company's divestiture of its bagel-related businesses and improvements in these expense categories at the Company's Burger King, Chili's and Italian Dining concepts.

     General and administrative expenses, which include corporate and district management costs, were $15,488,000 in fiscal 1998, compared to $28,718,000 in fiscal 1997. As a percentage of total revenues, general and administrative expenses decreased to 6.7% in fiscal 1998 from 9.5% in fiscal 1997. This decrease was primarily due to the Company's divestiture of its bagel-related businesses.

     Amortization of intangibles was $1,085,000 in fiscal 1998, compared to $3,112,000 in fiscal 1997. The decrease was mainly due to the elimination of Bruegger's related goodwill in connection with the Bruegger's asset impairment charge taken during fiscal 1997.

     The Company executed an agreement during the fourth quarter of fiscal 1998 to sell one Grady's American Grill restaurant. As a result of this agreement the Company recorded a non-cash impairment charge of $250,000 to reduce the carrying amounts of related assets to their estimated fair value. The sale was completed during the first quarter of fiscal 1999.

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

     In fiscal 1997, the Company elected not to build two Burger King restaurants which it had acquired the development rights to as part of the SHONCO acquisition. In conjunction with this decision the Company recorded a non-cash impairment charge of $300,000 to write-off the capitalized development rights associated with these two locations.

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

     In fiscal 1997, the Company recorded a $15,513,000 charge for closing under-performing Bruegger's units and other Bruegger's units which were at various stages of development when the decision was made to divest the bagel-related businesses. The charge included amounts for terminating occupancy leases, write-offs of fixed assets and pre-opening costs, restaurant management severance costs and other store closing costs. Through fiscal 1998 the Company had incurred $12,916,000 of these costs, of which $2,123,000 were cash payments and $10,793,000 were non-cash charges, primarily the write-down of assets. The remaining costs are primarily associated with terminating occupancy leases which the Company expects to be substantially complete by the end of fiscal 1999.

     The Company had operating income of $12,796,000 in fiscal 1998 compared to an operating loss of $201,373,000 in fiscal 1997. The increase in income is mainly due to the special charges in fiscal 1997 relating to the divestiture of the bagel-related businesses.

     Total other expenses, as a percentage of total revenues, increased to 5.0% in fiscal 1998 compared to 3.3% in fiscal 1997. The increase was primarily due to an increase in interest expense resulting from increased borrowings and higher borrowing rates under the Company's revolving credit agreement.

     Income tax expense of $1,107,000 was recorded in fiscal 1998 compared to a benefit of $14,869,000 in fiscal 1997. The fiscal 1997 benefit was due to the pre-tax loss in fiscal 1997, resulting primarily from the special charges noted above. The Company's effective income tax rate in fiscal 1998 was 90.7% compared to an income tax rate of 7.0% (benefit) in fiscal 1997. The high effective income tax rate for fiscal 1998 was mainly due to a large portion of state taxes being based on criteria other than income. The fiscal 1997 benefit was primarily due to the operating losses which resulted in a federal income tax benefit and a nominal state income tax provision. The low income tax benefit rate is a result of a significant portion of the $185,000,000 non-cash charge for asset impairment being non-deductible for tax purposes.

     The Company has net operating loss carryforwards of approximately $46 million as well as FICA tip credits and alternative minimum tax credits of $2.1 million. Net operating loss carryforwards of $43 million expire in 2012 and $3 million expire in 2018. FICA tip credits of $1.3 million expire in 2012 and $500,000 expire in 2013. The alternative minimum tax credits of $300,000 carryforward indefinitely. During fiscal 1998, the Company increased its valuation reserve against its net operating loss carryforwards to $10.5 million leaving a net deferred tax asset of $10.0 million. The Company's assessment of its ability to realize the net deferred tax asset was based on the weight of both positive and negative evidence, including the taxable income of its current operations. Based on this assessment, the Company's management believes it is more likely than not that the net deferred tax benefit recorded will be realized. Such evidence will be reviewed prospectively and should the Company's operating performance continue to improve, the Company may recognize additional tax benefits related to its net deferred tax asset position in the future.

     The net income in fiscal 1998 was $113,000, or $0.01 per share, compared to a net loss of $196,488,000, or $11.68 per share, in fiscal 1997. The increase in net income is mainly due to the lack of special charges in fiscal 1998 relating to the divestiture of the bagel-related assets.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

     Total revenues were $302,252,000 in fiscal 1997, an increase of 27.2% compared to $237,630,000 reported in fiscal 1996. In addition to restaurant sales, total revenues in fiscal 1997 included $10,055,000 of franchise related revenues from the Company's retail bagel bakery operations versus $5,274,000 in fiscal 1996. Franchise related revenues consist of royalties on franchised restaurant sales, franchise and development fees, net commissary revenue, interest income and other miscellaneous fees from franchised operations related to the Bruegger's concept.

     Restaurant sales in fiscal 1997 increased 25.7% to $292,197,000, compared to $232,356,000 in fiscal 1996. This increase was primarily attributable to sales generated by restaurants opened during fiscal 1997 and restaurants open for the first full year in fiscal 1997. These restaurants include: seven Burger King restaurants; 10 Chili's Grill & Bar restaurants; three Italian Dining restaurants; one Grady's American Grill (three Grady's American Grills were sold during fiscal 1997) and 88 bagel bakeries. The Company divested its bagel-related businesses on October 20, 1997. The Company experienced a significant decline in average unit sales at its Grady's American Grill restaurants during fiscal 1997.

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

     General and administrative expenses, which include corporate and district management costs, were $28,718,000 in fiscal 1997, compared to $11,229,000 in fiscal 1996. As a percentage of total revenues, general and administrative expenses increased to 9.5% in fiscal 1997 from 4.7% in fiscal 1996. The increases in fiscal 1997 were primarily due to costs associated with the development of corporate infrastructure designed to support the anticipated aggressive development of the Bruegger's brand. General and administrative costs also increased due to significant professional services associated with the successful efforts by the Company to divest itself of its bagel-related businesses. During the second quarter of fiscal 1997, in connection with the decision to discontinue Bruegger's development and divest the Company's bagel-related businesses, a staff reduction plan was implemented.

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

     During fiscal 1997 the Company elected not to build two Burger King restaurants which it had acquired the development rights to as part of the SHONCO acquisition. In conjunction with this decision the Company recorded a non-cash impairment charge of $300,000 to write-off the capitalized development rights associated with these two locations.

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

     The Company had an operating loss of $201,373,000 in fiscal 1997 compared to operating income of $11,462,000 in fiscal 1996. The special charges noted above were the primary reason for the decline in operating income.

     Total other expenses, as a percentage of total revenues, increased to 3.3% in fiscal 1997 compared to 2.5% in fiscal 1996. This increase was primarily attributable to higher interest costs arising from increased borrowings under the Company's revolving credit facility to fund acquisitions and new restaurant openings.

     An income tax benefit of $14,869,000 was recorded in fiscal 1997 compared to an expense of $2,816,000 in fiscal 1996 due to the pre-tax loss in fiscal 1997, resulting primarily from the special charges noted above. The Company's effective income tax rate in fiscal 1997 was 7.0% (benefit) compared to an income tax rate of 51.3% in fiscal 1996, primarily due to the operating losses experienced resulting in a federal income tax benefit and a nominal state income tax provision. The low income tax benefit rate is a result of a significant portion of the $185,000,000 non-cash charge for asset impairment being non-deductible for tax purposes.

     The net loss in fiscal 1997 was $196,488,000 or $11.68 per share compared to net income of $2,670,000 or $0.23 per share in fiscal 1996. Strong revenue growth in fiscal 1997 was more than offset by the special charges noted above.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The following table summarizes the Company's principal sources and uses of cash:

(Dollars in thousands)
-------------------------------------------------------------------------------------------------------
                                                                        Fiscal Year Ended
                                                            October 25,  October 26,    October 27,
                                                               1998          1997          1996
-----------------------------------------------------------------------------------------------------
Net cash provided by operations                               $ 14,899      $  3,700      $  14,464
Nonoperating sources of cash:
    Proceeds from sale of common stock, net                          -             -         59,755
    Borrowings of long-term debt                                     -        62,500        218,285
    Proceeds from the sale of assets                             2,453         2,073              4
    Disposition of businesses, net of cash sold                      -        15,720              -
 Nonoperating uses of cash:
    Acquisitions of businesses, net of cash acquired                 -             -        (77,168)
    Purchase of property and equipment                          (6,205)      (32,080)       (41,135)
    Repayment of long-term debt                                (14,350)      (14,004)      (163,223)
    Advances to affiliates                                           -       (26,515)       (10,025)


     In fiscal 1998 cash provided by operations increased to $14,899,000 from $3,700,000 in fiscal 1997 due to the divestiture of the Company's bagel-related businesses and improvements in the consolidated financial performance of the Company's other restaurant concepts.

     The Company's primary cash requirements in fiscal 1999 will be to finance capital expenditures in connection with the opening of new restaurants, remodeling of existing restaurants, maintenance expenditures, point of sale upgrades and the reduction of debt under the Company's revolving credit agreement. The Company's capital expenditures for fiscal 1999 are expected to range from $9,000,000 to $11,000,000. During the first quarter of fiscal 1999 the Company purchased a loan for $4,294,350 from Texas Commerce Bank National Association in satisfaction of its obligations under a loan guaranty (see Note
11). The purchase of the loan was financed through borrowings under the Company's revolving credit agreement. During fiscal 1999, the Company anticipates opening two to four Burger King restaurants and one full service restaurant. The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new restaurants opened and the actual expense related to remodeling and maintenance of existing units.

     On September 11, 1998, the Company amended its revolving credit agreement with Chase Bank of Texas, as agent for a group of seven banks, providing for borrowings of up to $130,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread (8.19% at October 25, 1998). The revolving credit agreement is collateralized by the stock of certain subsidiaries of the Company, the $10 million junior subordinated note issued by Bruegger's Corporation, certain interest in its franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's personal property. The revolving credit expires on April 26, 2000, at which time all amounts are due.

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

     The Company anticipates that its cash flows from operations, together with amounts available under its revolving credit agreement, will be sufficient to fund its planned internal expansion and other internal operating cash requirements through the end of fiscal 1999.


RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company does not believe the reporting and display of comprehensive income will materially impact the financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be presented. This statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The Company will adopt SFAS No.131 for its fiscal 1999 Financial Statements.

     During 1998, Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" was issued, broadly defining costs related to start-up activities and requiring these costs be expensed as incurred. The Company has historically capitalized these costs and expensed them over the first year of operations of the store. The Company plans to adopt this Statement of Position for fiscal year 1999 and does not expect the resulting change to have a significant impact on results of operations.


IMPACT OF YEAR 2000

     The term "Year 2000" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery and equipment as the year 2000 is approached and thereafter. These problems generally arise from the fact that most of the world's computer hardware and software has historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from dates in the "1900's."

     The Company's State of Readiness. The Company has established a formal plan ("Year 2000 Plan") to (i) test its information technology systems to evaluate Year 2000 compliance, (ii) assess the Year 2000 compliance of its information technology vendors, (iii) assess its non-information technology systems that utilize embedded technology such as micro-controllers and (iv) determine the readiness of third parties such as government agencies, utility companies, telecommunication companies, suppliers and other "non-technology" third party vendors. The Company has completed the testing and assessment of its information technology systems including non-information technology systems that utilize embedded technology. The Company has determined that 34 of its critical systems were Year 2000 compliant by December 31, 1998 and anticipates that the 20 remaining critical systems will be Year 2000 compliant by June, 1999.

     Independent of the Company's Year 2000 Plan, the Company has previously determined it would replace its point of sale equipment in as many as 75 of its full service dining restaurants. This determination was part of the Company's ongoing efforts to enhance financial controls through a centralized, computerized, accounting system to enhance the tracking of data to enable the
Company to better manage its operations.   The Company is currently in the
process of replacing the point of sale equipment in its full service restaurants and expects to complete this process by August, 1999. The replacement systems will be Year 2000 compliant. The Company expects the replacement of the point of sale equipment in its 75 full service restaurants to cost approximately $3 million. The

Company anticipates incurring non-cash charges of approximately $500,000 to $750,000 in connection with the disposition of certain of its point of sale equipment. The Company has determined that its point of sale equipment in its 70 Burger King restaurants is Year 2000 compliant.

     Costs to Address the Company's Year 2000 Issues. The Company expenses costs associated with its Year 2000 Plan as the costs are incurred except for costs that the Company would otherwise capitalize. The Company does not expect the costs associated with its Year 2000 Plan to have a material adverse effect on its financial position or results of operations. The Company is unable to estimate the costs it may incur as a result of Year 2000 problems suffered by third parties with which it deals. The Company has surveyed its critical vendors, other than utilities and government agencies, and believes that each vendor will either be Year 2000 compliant by June, 1999 or, if not, suitable alternative suppliers that are Year 2000 compliant will be available.

     Risks Presented by Year 2000 Problems. To operate its businesses, the Company relies upon government agencies, utility companies, telecommunications companies, suppliers and other third party service providers over which it can assert little control. The Company's ability to conduct its business is dependent upon the ability of these third parties to avoid Year 2000 related disruption. If they do not adequately address their Year 2000 issues, the Company's business may be materially affected which could result in a materially adverse effect on the Company's results of operations and financial condition. If the Company is not able to integrate replacement point of sale systems at its full service restaurants, its ability to effectively operate those restaurants could be substantially impaired. As a result of the Company's ongoing assessment, the Company may identify additional areas of its business that are at risk of Year 2000 disruption. The absence of any such determination at this point represents only the current status of the assessment phase of the Company's Year 2000 Plan and should not be construed to mean that there are no other areas of the Company's business which are at risk of a Year 2000 related disruption.

     The Company's Contingency Plans. The Company's Year 2000 Plan calls for the development of contingency plans for areas of its business that are susceptible to a substantial risk of a Year 2000 related disruption where the Company determines that such disruption could be mitigated through reasonable, cost effective contingency plans. The Company has not yet developed detailed contingency plans specific to Year 2000 events for any specific area of business. Consistent with its Year 2000 Plan, the Company will develop specific Year 2000 contingency plans for such areas of business as and if such determinations are made.


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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

QUALITY DINING, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------
                                                                                      October 25,            October 26,
                                                                                          1998                   1997
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                            $   3,351              $   7,500
     Accounts receivable                                                                      2,358                  2,637
     Inventories                                                                              1,872                  1,912
     Deferred income taxes                                                                    2,848                  5,191
     Other current assets                                                                     1,568                  5,942
--------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                         11,997                 23,182
--------------------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                                 136,764                144,363
--------------------------------------------------------------------------------------------------------------------------
Other assets:
     Deferred income taxes                                                                    7,152                  4,809
     Trademarks, net                                                                         12,320                 12,651
     Franchise fees and development fees, net                                                 9,259                  9,732
     Goodwill, net                                                                            8,594                  9,135
     Notes receivable, less allowance                                                         6,000                  6,000
     Pre-opening costs and non-competition agreements, net                                      213                    888
     Liquor licenses, net                                                                     2,859                  3,217
     Other                                                                                    1,117                  1,368
--------------------------------------------------------------------------------------------------------------------------
Total other assets                                                                           47,514                 47,800
--------------------------------------------------------------------------------------------------------------------------
Total assets                                                                              $ 196,275              $ 215,345
--------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of capitalized lease and non-competition obligations,
      principally to related parties                                                      $     370              $     464
     Accounts payable                                                                         7,086                  8,648
     Accrued liabilities                                                                     19,288                 22,309
--------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                    26,744                 31,421
Long-term debt                                                                              112,756                127,106
Capitalized lease principally to related  parties, less current portion                       5,849                  6,005
--------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                           145,349                164,532
--------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 10, 11 and 13)
Stockholders' equity:
     Preferred stock, without par value: 5,000,000 shares authorized; none issued
     Common stock, without par value: 50,000,000 shares authorized;
      12,619,444 and 12,619,059 shares issued, respectively                                      28                     28
     Additional paid-in capital                                                             236,420                236,420
     Retained earnings (deficit)                                                           (185,272)              (185,385)
--------------------------------------------------------------------------------------------------------------------------
                                                                                             51,176                 51,063
     Less treasury stock, at cost, 20,000 shares                                                250                    250
--------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                   50,926                 50,813
--------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                $ 196,275              $ 215,345
--------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

QUALITY DINING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
----------------------------------------------------------------------------------------------------------------------
                                                                                     Fiscal Year Ended
                                                                        October 25,     October 26,     October 27,
                                                                            1998            1997            1996
----------------------------------------------------------------------------------------------------------------------
Revenues:
Restaurant sales:
     Grady's American Grill                                              $   81,241       $    85,403     $   85,101
     Burger King                                                             80,391            74,616         70,987
     Chili's Grill & Bar                                                     55,572            54,277         41,913
     Italian Dining Division                                                 15,040            12,973          8,388
     Bruegger's Bagel Bakery                                                      -            64,928         25,967
----------------------------------------------------------------------------------------------------------------------
Total restaurant sales                                                      232,244           292,197        232,356
----------------------------------------------------------------------------------------------------------------------
     Franchise related revenue                                                    -            10,055          5,274
----------------------------------------------------------------------------------------------------------------------
Total revenues                                                              232,244           302,252        237,630
----------------------------------------------------------------------------------------------------------------------
Operating expenses:
     Restaurant operating expenses:
         Food and beverage                                                   69,102            88,629         72,201
         Payroll and benefits                                                66,404            87,905         66,176
         Depreciation and amortization                                       11,475            17,691         11,635
         Other operating expenses                                            55,644            74,691         52,452
----------------------------------------------------------------------------------------------------------------------
Total restaurant operating expenses:                                        202,625           268,916        202,464
     General and administrative                                              15,488            28,718         11,229
     Amortization of intangibles                                              1,085             3,112          2,537
     Impairment of assets                                                       250           185,300              -
     Store closing costs                                                          -            15,513              -
     Franchise operating partner expense                                          -             2,066              -
     Restructuring and integration costs                                          -                 -          9,938
----------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                    219,448           503,625        226,168
----------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                      12,796          (201,373)        11,462
----------------------------------------------------------------------------------------------------------------------
Other income (expense):
        Interest expense                                                    (11,962)          (10,599)        (6,340)
        Gain (loss) on sale of property and equipment                          (345)              362              4
        Interest income                                                         190               221            206
        Other income (expense), net                                             541                32            154
----------------------------------------------------------------------------------------------------------------------
Total other expense                                                         (11,576)           (9,984)        (5,976)
----------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                             1,220          (211,357)         5,486
Income tax provision (benefit)                                                1,107           (14,869)         2,816
----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                        $      113       $  (196,488)    $    2,670
----------------------------------------------------------------------------------------------------------------------
Basic net income (loss) per share                                        $     0.01       $    (11.68)    $     0.23
----------------------------------------------------------------------------------------------------------------------
Diluted net income (loss) per share                                      $     0.01       $    (11.68)    $     0.22
----------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding
----------------------------------------------------------------------------------------------------------------------
     Basic                                                                   12,599            16,820         11,855
----------------------------------------------------------------------------------------------------------------------
     Diluted                                                                 12,654            16,820         11,947
----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

QUALITY DINING, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars and shares in thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                         Shares                                 Additional     Retained                   Stock-
                                         Common     Preferred     Common          Paid-in      Earnings     Treasury      holders'
                                         Stock        Stock        Stock          Capital      (Deficit)       Stock       Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, October 29, 1995                 8,857     $        -    $   28        $   63,190     $   8,433   $    (250)   $   71,401
    Net income, fiscal 1996                   -              -         -                 -         2,670           -         2,670
    Bruegger's acquisition:
       Issuance of common stock           5,127              -         -           123,051                                 123,051
       Issuance of preferred stock            -         11,780         -                 -             -           -        11,780
       Exchange of preferred stock
          for common stock                  286        (10,115)        -            10,115             -           -             -
    Redemption of preferred stock             -         (1,665)        -                 -             -           -        (1,665)
    Proceeds from sale of common
       stock, net of offering expenses    2,542              -         -            59,755             -           -        59,755
    Exercise of stock options               117              -         -             1,228             -           -         1,228
    Tax benefit arising from the
       exercise of stock options              -              -         -               903             -           -           903
------------------------------------------------------------------------------------------------------------------------------------
Balance, October 27, 1996                16,929              -        28           258,242        11,103        (250)      269,123
    Net loss, fiscal 1997                     -              -         -                 -      (196,488)          -      (196,488)
    Exercise of stock options                 1              -         -                 1             -           -             1
Bruegger's Disposition:
    Redemption of shares                 (4,311)             -         -                 -             -     (21,823)      (21,823)
    Retirement of common stock                -              -         -           (21,823)            -      21,823             -
------------------------------------------------------------------------------------------------------------------------------------
Balance, October 26, 1997                12,619              -        28           236,420      (185,385)       (250)       50,813
    Net income, fiscal 1998                   -              -         -                 -           113           -           113
------------------------------------------------------------------------------------------------------------------------------------
Balance, October 25, 1998                12,619     $        -    $   28        $  236,420     $(185,272)  $    (250)   $   50,926
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

QUALITY DINING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                              Fiscal Year Ended
                                                                                October 25,       October 26,      October 27,
                                                                                    1998             1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net  income (loss)                                                          $       113     $   (196,488)    $       2,670
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization of property and equipment                      11,381           16,094             9,836
        Amortization of other assets                                                  2,877            7,187             5,192
        Asset impairment charge                                                         250          185,300                 -
        Store closing reserve                                                             -           15,513                 -
        Gain (loss) on sale of property and equipment                                   345             (362)               (4)
        Deferred income taxes                                                             -          (11,748)               42
        Changes in operating assets and liabilities, excluding effects of acquisitions and dispositions:
           Accounts receivable                                                          279               65            (4,609)
           Inventories                                                                   40               16              (796)
           Other current assets                                                       4,374           (4,024)           (1,319)
           Accounts payable                                                          (2,174)            (432)              603
           Accrued liabilities                                                       (2,586)          (7,421)            2,849
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            14,899            3,700            14,464
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Acquisitions of  businesses, net of cash acquired                                     -                -           (77,168)
    Disposition of businesses, net of cash sold                                           -           15,720                 -
    Proceeds from sales of property and equipment                                     2,453            2,073                 4
    Purchase of property and equipment                                               (6,205)         (32,080)          (41,135)
    Advances to affiliates                                                                -          (26,515)          (10,025)
    Payment of other assets                                                            (235)          (3,319)           (3,960)
    Other, net                                                                          (88)            (198)           (1,147)
----------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                               (4,075)         (44,319)         (133,431)
----------------------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
    Proceeds from sale of common stock, net                                               -                -            59,755
    Proceeds from exercise of stock options                                               -                1             1,228
    Borrowings of long-term debt                                                          -           62,500           218,285
    Repayment of long-term debt                                                     (14,350)         (14,004)         (163,223)
    Repayment of capitalized lease and non-competition obligations                     (333)            (435)             (358)
    Payment of redeemable preferred stock subscription payable                            -                -              (250)
    Loan financing fees                                                                (290)            (387)                -
    Redemption of preferred stock                                                         -                -            (1,665)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                           (14,973)          47,675           113,772
----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                 (4,149)           7,056            (5,195)
Cash and cash equivalents, beginning of year                                          7,500              444             5,639
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                          $     3,351     $      7,500     $         444
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

QUALITY DINING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------
                                                                                           Fiscal Year Ended
                                                                               October 25,  October 26,     October 27,
                                                                                  1998        1997             1996
--------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
    Cash paid for interest, net of amounts capitalized                        $    11,157     $     8,367     $   6,131
    Cash paid for income taxes                                                      1,106             757         2,850
Noncash investing and financing activities:
    Common stock received in disposition                                                -          21,823             -
    Property and equipment purchased and related liability
      included in accounts payable                                                    746             136         2,075
    Common stock issued in acquisitions                                                 -               -       123,051
    Preferred stock issued in acquisitions                                              -               -        11,780
    Long-term debt assumed in acquisitions                                              -               -        16,135
    Note receivable acquired in disposition of restaurants, net                         -           6,000         3,500

The accompanying notes are an integral part of the consolidated financial statements.

QUALITY DINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

{1}  NATURE OF BUSINESS, DISPOSITION OF BUSINESS AND PUBLIC OFFERINGS

NATURE OF BUSINESS - Quality Dining, Inc. and its subsidiaries (the "Company") develop and operate both quick service and full service restaurants in 19 states. The Company owns and operates 39 Grady's American Grill restaurants, four restaurants under the tradename of Spageddies Italian Kitchen and four restaurants under the tradename Papa Vino's Italian Kitchen. The Company also operates, as a franchisee, 70 Burger King restaurants and 28 Chili's Grill & Bar restaurants.

DISPOSITION OF BAGEL-RELATED BUSINESSES - On October 20, 1997, the Company sold its bagel-related businesses to Mr. Nordahl L. Brue, Mr. Michael J. Dressell and an entity controlled by them and their affiliates. The sale included the stock of Bruegger's Corporation and the stock of all of the other bagel-related businesses. The total proceeds from the sale were $45,164,000. The consideration included the issuance by Bruegger's Corporation of a junior subordinated note in the amount of $10,000,000, which was recorded as $6,000,000 due to a $4,000,000 reserve for legal indemnification, the transfer of 4,310,740 shares of the Company's common stock valued at $21,823,000, owned by Messrs. Brue and Dressell, which were retired, a receivable for purchase price adjustment of $500,000, and $16,841,000 in cash. The subordinated note has an annual interest rate of 12% and will mature in seven years. Interest will be accrued and added to the principal amount of the note for the first three years and will be paid in cash for the remaining life of the note. The Company did not recognize any interest income from this note in fiscal 1998. The cash component of the proceeds included an adjustment for the calculation of the net working capital deficit. The calculation used was subject to final adjustment and is being disputed by Messrs. Brue and Dressel. The Company does not expect the ultimate resolution of this dispute to have a material adverse effect on the Company's financial position or results of operations but there can be no assurance thereof.

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

{2}  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR - The Company maintains its accounts on a 52/53 week fiscal year ending the last Sunday in October. The fiscal years ended October 25, 1998 (fiscal 1998), October 26, 1997 (fiscal 1997) and October 27, 1996 (fiscal 1996) each contained 52 weeks.

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

                                                       Years
                                                       -----
          Capitalized Lease Property                   17-20
          Buildings and Leasehold Improvements         15-31 1/2
          Furniture and Equipment                       3-7
          Computer Equipment & Software                 5

Upon the sale or disposition of property and equipment, the asset cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income. Normal repairs and maintenance costs are expensed as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets," as of the beginning of its 1997 fiscal year. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain intangibles and goodwill related to those assets. The Company reviews long-lived assets related to each restaurant annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. An impaired restaurant is written down to its estimated fair market value based on the best information available to the Company. Considerable management judgment is necessary to estimate the fair market value. Accordingly, actual results could vary significantly from such estimates.

The Company recorded a $250,000 non-cash impairment charge in fiscal 1998 in connection with its decision to sell a Grady's American Grill Restaurant. In fiscal 1997, the Company recorded a $185,000,000 non-cash impairment charge in connection with its decision to sell its bagel-related businesses (see Note 12). In fiscal 1997, the Company decided not to build two Burger King restaurants which it had acquired the development rights to as part of the SHONCO acquisition. In conjunction with this decision the Company recorded a non-cash impairment charge of $300,000 to write-off the capitalized development rights associated with these two locations.

GOODWILL AND TRADEMARKS - Goodwill arising from the excess of the purchase price over the acquired tangible and intangible net assets acquired in acquisitions and trademarks are being amortized on a straight-line basis, principally over 40 years. Accumulated amortization of goodwill as of October 25, 1998 and October 26, 1997 was $2,169,000 and $1,628,000, respectively. Accumulated amortization of trademarks as of October 25, 1998 and October 26, 1997 was $943,000 and $612,000, respectively. The Company wrote-off all of the goodwill related to its bagel businesses as part of the $185,000,000 non-cash impairment charge recorded during fiscal 1997 (See Note 12).

FRANCHISE FEES AND DEVELOPMENT FEES - The Company's Burger King and Chili's franchise agreements require the payment of a franchise fee for each restaurant opened. Franchise fees are deferred and amortized on the straight-line method over the lives of the respective franchise agreements. Development fees paid to the respective franchisors are deferred and expensed in the period the related restaurants are opened. The excess of the purchase price over the acquired tangible and intangible assets acquired in the SHONCO acquisition has been allocated to franchise rights. The franchise agreements generally provide for a term of 20 years with renewal options upon expiration. Franchise fees are being amortized on a straight-line basis, principally over 20 years. Accumulated amortization of franchise fees and development costs as of October 25, 1998 and October 26, 1997 was $2,704,000 and $2,230,000, respectively.

FRANCHISE RELATED REVENUE RECOGNITION - Franchise related revenue includes royalties, franchise fees, development fees, net commissary revenue, interest income and other miscellaneous fees related to the Company's bagel business which was divested on October 20, 1997. Franchisees were required to pay monthly royalties, generally 4% to 5% of restaurant sales, which the Company recognized as earned. Each franchisee also paid an initial franchise fee for each bakery opened. Development fees, which resulted from area development agreements with franchisees, were deferred and recognized as revenue when all material conditions had been substantially completed by the Company, which generally occurred when the bakeries under the related area development agreements were opened. There were no deferred development fees at October 25, 1998 and October 26, 1997. At October 27, 1996 there were $770,000 in deferred development fees. Net commissary revenue resulted from products sold to franchisees from Company-owned commissaries. Interest income resulted from the Company's notes receivable from franchisees.

ADVERTISING - The Company incurs advertising expense related to its concepts under franchise agreements (see Note 5) or through local advertising. Advertising costs are expensed at the time the related advertising first takes place. Advertising costs were $6,807,000, $7,381,000 and $4,620,000 for fiscal years 1998, 1997 and 1996, respectively. The Company had maintained an advertising fund for national and regional advertising for the Bruegger's Bagel Bakery ("Bruegger's") concept. The advertising fund collected fees paid by Company-owned and franchised bakeries, and disbursed funds relating to costs associated with maintaining, administering and preparing advertising, marketing, public relations and promotional programs for the Bruegger's concept. Contributions to the fund were based on a specified percentage of sales, generally 2%. Such contributions were recorded as earned and were reflected as a reduction of advertising expenses.

PRE-OPENING COSTS - Direct costs incurred in connection with opening new restaurants are deferred and amortized on a straight-line basis over a 12-month period following the opening of a restaurant. Amortization of pre-opening costs aggregated $577,000, $2,953,000 and $1,848,000 for fiscal years 1998, 1997 and
1996, respectively. Effective with fiscal 1999, the Company intends to expense pre-opening costs as incurred in accordance with SOP 98-5 "Reporting on the Costs of Start-up Activities". The adoption of SOP 98-5 will not have a significant effect on the Company's results of operations.

LIQUOR LICENSES - Costs incurred in securing liquor licenses for the Company's restaurants and the fair value of liquor licenses acquired in acquisitions are capitalized and amortized on a straight-line basis, principally over 20 years. Accumulated amortization of liquor licenses as of October 25, 1998 and October 26, 1997 was $618,000 and $431,000, respectively.

COMPUTER SOFTWARE COSTS - Costs of purchased and internally developed computer software are capitalized and amortized over a five-year period using the straight-line method. As of October 25, 1998 and October 26, 1997, capitalized computer software costs, net of related accumulated amortization, aggregated $1,276,000 and $1,323,000, respectively. Amortization of computer software costs was $445,000, $411,000 and $197,000 for fiscal years 1998, 1997 and 1996 respectively.

CAPITALIZED INTEREST - Interest costs capitalized during the construction period of new restaurants were $57,000, $125,000 and $234,000 for fiscal years 1998, 1997 and 1996 respectively.

STOCK-BASED COMPENSATION - The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Statement encourages rather than requires companies to adopt a new method that accounts for stock based compensation awards based on their estimated fair value at the date they are granted. Companies are permitted, however, to continue accounting for stock compensation awards under APB Opinion No. 25 which requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of the grant and the amount an employee must pay to acquire the stock. The Company has elected to continue to apply APB Opinion No. 25 and has disclosed the pro forma net income (loss) per share, determined as if the new method had been applied, in Note 9.

NET INCOME (LOSS) PER SHARE - Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

CONCENTRATIONS OF CREDIT RISK - Financial instruments, which potentially subject the Company to credit risk, consist primarily of cash and cash equivalents and a note receivable. Substantially all of the Company's cash and cash equivalents at October 25, 1998 were concentrated with a bank located in Michigan City, Indiana.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

INCOME TAXES - The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. SFAS 109 requires the establishment of a valuation reserve against any deferred tax assets if the realization of such assets is not deemed likely.

RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company does not believe the reporting and display of comprehensive income will materially impact the financial statements.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information." SFAS No.131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be presented. This statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The Company will adopt SFAS No. 131 for its fiscal 1999 financial statements.

During 1998, Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" was issued, broadly defining costs related to start-up activities and requiring these costs be expensed as incurred. The Company has historically capitalized these costs and expensed them over the first year of operations of the store. The Company plans to adopt this Statement of Position for fiscal year 1999 and does not expect the resulting change to have a significant impact on results of operations.

RECLASSIFICATIONS - Certain information in the consolidated financial statements for fiscal 1997 and fiscal 1996 has been reclassified to conform with the current reporting format. The reclassifications had no effect on total assets, liabilities and stockholders' equity or net income as previously reported.

{3}  OTHER CURRENT ASSETS AND ACCRUED LIABILITIES

Other current assets and accrued liabilities consist of the following:

--------------------------------------------------------------------------------

(Dollars in thousands)                                 October 25,   October 26,
                                                          1998          1997
--------------------------------------------------------------------------------
Other current assets:
        Deposits                                         $ 1,222       $ 1,270
        Refundable income taxes                                -         4,495
        Prepaid expenses and other                           346           177
--------------------------------------------------------------------------------
                                                         $ 1,568       $ 5,942
--------------------------------------------------------------------------------
Accrued liabilities:
        Accrued salaries, wages and severance            $ 3,277       $ 3,944
        Accrued advertising and royalties                  1,314         1,376
        Accrued property taxes                             1,030           759
        Accrued sales taxes                                  664           752
        Accrued disposition costs                          2,667         4,378
        Accrued store closing costs                        1,770         4,079
        Accrued insurance costs                            1,809         2,236
        Other accrued liabilities                          6,757         4,785
--------------------------------------------------------------------------------
                                                         $19,288       $22,309
--------------------------------------------------------------------------------

{4}  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

--------------------------------------------------------------------------------

                                                    October 25,      October 26,
(Dollars in thousands)                                 1998             1997
--------------------------------------------------------------------------------
Land                                                $ 37,660         $ 38,071
Capitalized lease property                             7,644            7,644
Buildings and leasehold improvements                  77,646           75,040
Furniture and equipment                               59,083           58,304
Construction in progress                                 285              379
--------------------------------------------------------------------------------
                                                     182,318          179,438
--------------------------------------------------------------------------------
Less, accumulated depreciation and capitalized
 lease amortization                                   45,554           35,075
--------------------------------------------------------------------------------
Property and equipment, net                         $136,764         $144,363
--------------------------------------------------------------------------------


{5}  FRANCHISE AND DEVELOPMENT RIGHTS

       The Company has entered into franchise agreements with two franchisors for the operation of two of its restaurant concepts, Burger King and Chili's. The franchise agreements provide the franchisors with significant rights regarding the business and operations of the Company's franchised restaurants. The franchise agreements with Burger King Corporation require the Company to pay royalty and advertising fees equal to 3.5% and 4.0% of Burger King restaurant sales, respectively. The franchise agreements with Brinker International, Inc. ("Brinker") covering the Company's Chili's restaurant concept require the Company to pay royalty and advertising fees equal to 4.0% and 0.5% of Chili's restaurant sales, respectively. In addition, the Company is required to spend 2% of sales from each restaurant on local advertising. As part of a system-wide promotional effort, the Company has agreed that for the period beginning January 1, 1999 and ending June 30, 1999, it will pay additional advertising fees of 3/4% of Chili's restaurant sales.

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

       Employees are also eligible to participate in either a 401(k) plan or a deferred compensation program after one year of service in which the employee has worked a minimum of 1,000 hours. The Company matches a portion of the employee's contribution to the plans and provides investment choices for the employee.

       The Company's contributions under both plans aggregated $173,000, $99,000 and $100,000 for fiscal years 1998, 1997 and 1996, respectively.


{7}  INCOME TAXES

The provision (benefit) for income taxes for the fiscal years ended October 25, 1998, October 26, 1997 and October 27, 1996 is summarized as follows:

----------------------------------------------------------------------------------------------------------
                                                                   Fiscal Year Ended
                                                        October 25,      October 26,      October 27,
(Dollars in thousands)                                     1998              1997            1996
----------------------------------------------------------------------------------------------------------
Current:
    Federal                                             $        -       $     (4,243)    $    1,736
    State                                                    1,107              1,122          1,038
----------------------------------------------------------------------------------------------------------
                                                             1,107             (3,121)         2,774
----------------------------------------------------------------------------------------------------------
Deferred:
    Provision (benefit) for the period                           -            (11,748)            42
----------------------------------------------------------------------------------------------------------
    Total                                               $    1,107       $    (14,869)    $    2,816
----------------------------------------------------------------------------------------------------------

The components of the deferred tax asset and liability are as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                              October 25,         October 26,
(Dollars in thousands)                                                           1998                 1997
-------------------------------------------------------------------------------------------------------------------
Deferred tax asset:

     Net operating loss carryforwards                                       $      18,682        $     17,741
     Restructuring and integration costs                                            1,629               4,601
     FICA tip credit minimum tax credit                                             2,164               1,720
     Accrued liabilities                                                            1,557                 778
     Capitalized lease obligations                                                    771                 712
     Other                                                                            153                  26
-------------------------------------------------------------------------------------------------------------------
     Deferred tax asset                                                            24,956              25,578
     Less: Valuation allowance                                                    (10,490)            (10,239)
-------------------------------------------------------------------------------------------------------------------
                                                                                   14,466              15,339
-------------------------------------------------------------------------------------------------------------------
Deferred tax liability:
     Property and equipment                                                        (3,109)             (2,967)
     Franchise fees, trademarks and goodwill                                       (1,304)             (1,630)
     Pre-opening expense                                                              (23)               (188)
     Other                                                                            (30)               (554)
-------------------------------------------------------------------------------------------------------------------
     Deferred tax liability                                                        (4,466)             (5,339)
-------------------------------------------------------------------------------------------------------------------
     Net deferred tax asset (liability)                                     $      10,000        $     10,000
-------------------------------------------------------------------------------------------------------------------


         The Company has net operating loss carryforwards of approximately $46 million as well as FICA tip credits and alternative minimum tax credits of $2.1 million. Net operating loss carryforwards of $43 million expire in 2012 and $3 million expire in 2018. FICA tip credits of $1.3 million expire in 2012 and $500,000 expire in 2013. The alternative minimum tax credits of $300,000 carryforward indefinitely.

         During fiscal 1998, the Company increased its valuation reserve against its net operating loss carryforwards to $10.5 million leaving a net deferred tax asset of $10.0 million. The Company's assessment of its ability to realize the net deferred tax asset was based on the weight of both positive and negative evidence, including the taxable income of its current operations. Based on this assessment, the Company's management believes it is more likely than not that the net deferred tax benefit recorded will be realized. Such evidence will be reviewed prospectively and should the Company's operating performance continue to improve, the Company may recognize additional tax benefits related to its net deferred tax asset position in the future. Effective with the acquisition of Bruegger's Corporation on June 7, 1996, the Company established a valuation allowance against Bruegger's Corporation's deferred tax assets in the amount of $4.8 million. Subsequent to the acquisition date, the Company reduced the valuation allowance by $680,000 with a corresponding reduction in goodwill. With the sale of Bruegger's Corporation this allowance has been eliminated.

Differences between the effective income tax rate and the U.S. statutory tax rate were as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                   Fiscal Year Ended
                                                                     October 25,      October 26,      October 27,
(Percent of pretax income)                                              1998             1997             1996
--------------------------------------------------------------------------------------------------------------------
Statutory tax rate                                                        34.0%          (34.0)%            34.0%
State income taxes, net of federal income tax benefit                     59.0              .5              11.6
FICA tax credit                                                          (39.8)           (0.2)             (5.9)
Write off and amortization of goodwill                                       -            22.3              10.5
Change in valuation allowance                                             20.5             4.8                 -
Other, net                                                                17.0            (0.4)              1.1
--------------------------------------------------------------------------------------------------------------------
Effective tax rate                                                        90.7%           (7.0)%            51.3%
--------------------------------------------------------------------------------------------------------------------


{8} LONG-TERM DEBT AND CREDIT AGREEMENTS

       On September 11, 1998, the Company amended its revolving credit agreement with Chase Bank of Texas, as agent for a group of seven banks, providing for borrowings of up to $130,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread. The weighted average interest rate of all borrowing as of October 25, 1998 and October 26, 1997 was 8.61% and 8.76%, respectively. The revolving credit agreement is collateralized by the stock of certain subsidiaries of the Company, the $10 million junior subordinated note issued by Bruegger's Corporation, certain interest in its franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's personal property. The revolving credit agreement matures on April 26, 2000, at which time all amounts are due.

       The revolving credit agreement contains, among other provisions, certain restrictive covenants including maintenance of certain prescribed debt and fixed charge coverage ratios, limitations on the incurrence of additional indebtedness, limitations on consolidated capital expenditures, restrictions on the payment of dividends (other than stock dividends) and limitations on the purchase or redemption of shares of the Company's capital stock. In addition, the revolving credit agreement contains a mandatory reduction in borrowing availability on December 31, 1999 to the lesser of $125,000,000 or an amount based on a contractual formula. In addition, based on a contractual formula, the borrowing availability may be reduced on June 30, 1999. At October 25, 1998, the fair value of the amount outstanding under the revolving credit agreement approximated the carrying amount.

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

       Under the Outside Directors Stock Option Plan, 40,000 shares of common stock have been reserved for the issuance of nonqualified stock options to be granted to non-employee directors of the Company. On May 1, 1994 and on each May 1 thereafter, each then non-employee director of the Company will receive an option to purchase 2,000 shares of common stock at an exercise price equal to the fair market value of the Company's common stock on the date of grant. Each option has a term of 10 years and becomes exercisable six months after the date of grant. As of October 25, 1998 there were 38,000 options outstanding under the Outside Directors Stock Option Plan.

       The Company accounts for all of its plans in accordance with APB Opinion No. 25 which requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. Under this method , no compensation cost has been recognized for stock option awards.

       Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value method as prescribed by SFAS 123 (see
Note 2), the Company's net earnings (loss) and net earnings (loss) per share would have been the pro forma amounts indicated below:

-----------------------------------------------------------------------------------------------------------------
 (in thousands, except per share amounts)                          October 25,      October 26,      October 27,
                                                                      1998             1997             1996
-----------------------------------------------------------------------------------------------------------------
 Net income (loss), as reported                                      $   113        $ (196,488)        $  2,670
 Net income (loss), pro forma                                        $  (826)       $ (197,410)        $  2,188
 Basic net income (loss) per common share, as reported               $   .01        $   (11.68)        $   0.23
 Basic net income (loss) per common share, pro forma                 $  (.07)       $   (11.74)        $   0.18

-----------------------------------------------------------------------------------------------------------------


       The weighted average fair value at the date of grant for options granted during fiscal 1998, 1997 and 1996 was $1.67, $6.80 and $11.38 per share, respectively, which, for the purposes of this disclosure, is assumed to be amortized over the respective vesting period of the grants. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 1998, 1997 and 1996: dividend yield of 0% for all years; expected volatility of 47.7%, 40.1% and 34.7%, respectively; risk-free interest rate of 5.7%, 6.5% and 6.3%, respectively; and expected lives of 4.98, 4.39 and
4.24 years, respectively.

       Activity with respect to the Company's stock option plans for fiscal years 1998, 1997 and 1997 was as follows:

             --------------------------------------------------------------------------------------------
                                                                  Number of Shares      Weighted Average
                                                                                        Exercise Price
             --------------------------------------------------------------------------------------------
              Outstanding, October 29, 1995                               258,910           $13.31
               Granted                                                    598,184            24.40
               Canceled                                                   (35,450)           15.16
               Exercised                                                 (118,527)           10.37
             --------------------------------------------------------------------------------------------
              Outstanding, October 27, 1996                               703,117            23.24
               Granted                                                    300,795            14.46
               Canceled                                                  (237,512)           22.33
               Exercised                                                     (610)            2.66
             --------------------------------------------------------------------------------------------
              Outstanding, October 26, 1997                               765,790            20.12
               Granted                                                    526,600             3.41
               Canceled                                                  (187,005)           10.08
               Exercised                                                     (385)             .10
             --------------------------------------------------------------------------------------------
              Outstanding, October 25, 1998                             1,105,000           $13.83
             --------------------------------------------------------------------------------------------
              Exercisable, October 25, 1998                               455,870
             ---------------------------------------------------------------------------
              Available for future grants at October 25, 1998             629,440
             ---------------------------------------------------------------------------

     The following table summarizes information relating to fixed-priced stock options outstanding for all plans as of October 25, 1998.

                                            Options Outstanding                                    Options Exercisable
                         ---------------------------------------------------------        ------------------------------------
                                                    Weighted
                                                     Average            Weighted                                    Weighted
                               Number              Remaining             Average                  Number             Average
 Range of Exercise Price    Outstanding     Contractual Life      Exercise Price             Exercisable      Exercise Price
------------------------------------------------------------------------------------------------------------------------------
       $.10 - $8.50             470,855           9.19 years              $ 3.49                   9,705              $ 7.10
     $10.45 - $18.25            333,725           7.02 years              $14.88                 242,814              $14.33
     $21.25 - $32.875           300,420           7.51 years              $29.00                 203,351              $28.66

{10} LEASES

       The Company leases its office facilities and a substantial portion of the land and buildings used in the operation of its restaurants. The restaurant leases generally provide for a noncancelable term of five to 20 years and provide for additional renewal terms at the Company's option. Most restaurant leases contain provisions for percentage rentals on sales above specified minimums. Rental expense incurred under these percentage rental provisions aggregated $1,054,000, $1,003,000 and $1,088,000 for fiscal years 1998, 1997 and 1996, respectively.

As of October 25, 1998, future minimum lease payments related to these leases were as follows:

(Dollars in thousands)
---------------------------------------------------------------------------------------------------------------
 Fiscal Year                                                          Capital        Operating      Total
                                                                      Leases           Leases
---------------------------------------------------------------------------------------------------------------
 1999                                                                 $ 1,152          $ 8,061      $ 9,213
 2000                                                                   1,152            7,650        8,802
 2001                                                                   1,152            7,447        8,599
 2002                                                                   1,110            7,281        8,391
 2003                                                                   1,081            7,072        8,153
 2004 and thereafter                                                    5,650           31,394       37,044
---------------------------------------------------------------------------------------------------------------
                                                                       11,297          $68,905      $80,202
                                                                                   ----------------------------

 Less: Amount representing interest                                     5,078
-------------------------------------------------------------------------------
 Present value of  future minimum lease payments of which
    $370 is included in current liabilities at October 25, 1998       $ 6,219
-------------------------------------------------------------------------------

       Rent expense, including percentage rentals based on sales, was $8,995,000, $14,500,000 and $9,900,000 for fiscal years 1998, 1997 and 1996, respectively.


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

       The Company is self-insured with respect to any worker's compensation claims not covered by insurance. The Company maintains a $250,000 annual deductible per occurrence and is liable for aggregate claims up to $2,100,000 for the three year insurance plan period beginning March 1, 1998 and ending April 30, 2001.

       At October 25, 1998, the Company had commitments aggregating $1,052,000 for the construction of restaurants.

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

       Both of the above pending franchise related actions are in preliminary stages and only limited discovery has occurred. In each of these cases, one or more present or former officers and directors of the Company have been named as party defendants and the Company has and is advancing defense costs on their behalf. Pursuant to the Share Exchange Agreement by and among Quality Dining, Inc., Bruegger's Corporation, Nordahl L. Brue and Michael J. Dressell, the Agreement and Plan of Merger by and among Quality Dining, Inc., Bagel Disposition Corporation and Lethe, LLC, and certain other related agreements entered into as part of the disposition of the Company's bagel-related businesses, the Company is responsible for 50% of the first $14 million of franchise related litigation expenses, inclusive of attorney's fees, costs, expenses, settlements and judgments (collectively "Franchise Damages"). Bruegger's Corporation and certain of its affiliates are obligated to indemnify the Company from all other Franchise Damages. The Company is obligated to pay the first $3 million of its share of Franchise Damages in cash. Through October 25, 1998, the Company has paid approximately $850,000 in cash and assigned its $1.2 million note from BruWest to Bruegger's Corporation which together reduce the Company's remaining obligation to pay cash in respect of Franchisee Damages to approximately $950,000. The remaining $4 million of the Company's share of Franchise Damages is payable by crediting amounts owed to the Company pursuant to the $10 million junior subordinated note issued to the Company by Bruegger's Corporation. Through October 25, 1998, the outstanding balance due under the junior subordinated note has been reduced by $600,000 in respect of Franchisee Damages. Based upon the currently available information, the Company does not believe that these cases individually or in the aggregate will have a material adverse effect on the Company's financial position and results of operations but there can be no assurance thereof. Such assessment is based in part upon the Company's belief that Bruegger's Corporation has and will continue to have the ability to perform its indemnity obligations.

       James T. Bies filed a shareholder derivative action in the United States District Court for the Southern District of Michigan on October 14, 1997. The complaint named as defendants 12 individuals who are current or former directors or officers of the Company. The complaint alleged that the individual defendants as directors breached fiduciary duties to the Company by approving certain transactions in 1997 involving loans to Bagel Acquisition Corporation that allegedly benefited Daniel B. Fitzpatrick, the Company's Chairman, President and Chief Executive Officer. The plaintiff also alleged that individual defendants participated in a "conspiracy to waste, dissipate, and improperly use funds, property and assets" of the Company for the benefit of Bagel Acquisition Corporation and Mr. Fitzpatrick. The plaintiff alleged that the Company and its shareholders had been damaged in an amount in excess of $28,000,000. The relief sought also included the appointment of a receiver, an accounting and attorney's fees. On April 27, 1998, the Court dismissed the complaint without prejudice, for failure to make a "demand" upon the Company's board of directors. By letter dated May 12, 1998, Mr. Bies has demanded that the Company pursue these claims against the defendants. In accordance with the Indiana Business Corporation Law, the board of directors has appointed a special committee to investigate the allegations and determine whether it is in the best interests of the Company to pursue this matter. The special committee consists of three of the Company's outside directors, Messrs. Decio, Lewis and Murphy (named defendants in the action) along with David T. Link, Dean of the Notre Dame Law School. Subsequent to the establishment of the special committee, Mr. Bies refiled his action on July 30, 1998. As a result of its investigation of Mr. Bies' demand, the special committee has determined that the claims identified by Mr. Bies are without merit and that it would not be in the Company's best interests to pursue them. Therefore, on January 6, 1999, the special committee filed a motion to dismiss or alternatively for summary judgement.

       On or about April 15, 1997, Texas Commerce Bank National Association ("Texas Commerce") made a loan of $4,200,000 (the "Loan") to BFBC Ltd., a Florida limited partnership ("BFBC"). At the time of the Loan BFBC was a franchisee under franchise agreements with Bruegger's Franchise Corporation (the "Franchisor"). The Company at that time was an affiliate of the Franchisor. In connection with the Loan and as an accommodation of BFBC, the Company executed to Texas Commerce a "Guaranty". By the terms of the Guaranty the Company agreed that upon maturity of the Loan by default or otherwise that it would either (1) pay the Loan obligations or (2) buy the Loan and all of the related loan documents (the "Loan Documents") from Texas Commerce or its successors. In addition several principals of BFBC (the "Principal Guarantors") guaranteed repayment of the Loan by each executing a "Principal Guaranty". On November 10, 1998, the bank (1) declared that the Loan was in default, (2) notified BFBC, the Principal Guarantors and the Company that all of the Loan obligations were due and payable, and (3) demanded payment.

       The Company elected to satisfy its obligations under the Guaranty by purchasing the Loan from the bank. On November 24, 1998, the Company bought the Loan for $4,294,000. Thereafter, the Company sold the Loan to its Texas affiliate Grady's American Grill, L.P. ("Grady's"). On November 30, 1998 Grady's commenced an action seeking to recover the amount of the Loan from one of the Principal Guarantors, Michael K. Reilly ("Reilly"). As part of this action Grady's also seeks to enforce a Subordination Agreement that was one of the Loan Documents against MKR Investments, L.P., a partnership ("MKR"). Reilly is the general partner of MKR. This action is pending in the United States District Court for the Southern District of Texas Houston Division as Case No.

H-98-4015. The Company believes that BFBC is likely to file suit against it and one or more of its affiliates, officers, and Bruegger's Franchise Corporation asserting claims arising out of BFBC's franchise relationship with Bruegger's Franchise Corporation and the Loan. Based upon the currently available information, the Company does not believe that these matters will have a materially adverse effect on the Company's financial position or results of operations. However, there can be no assurance that the Company will be able to realize sufficient value from Reilly to satisfy the amount of the Loan or that the Company will not incur any liability as a result of a suit by BFBC.

       The Company and certain of its executive officers are defendants in a class action lawsuit filed in the United States District Court for the Northern District of Indiana. The complaint alleges, among other things, that the defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder by failing to disclose various matters in connection with the Company's acquisition, development, financing and disposition of its bagel-related businesses. The putative class period in such actions is from June 7, 1996 to May 13, 1997 on which dates the price of the Company's common stock closed at $34.25 and $6.56, respectively. The plaintiffs are seeking, among other things, an award of unspecified compensatory damages, interest, costs and attorney's fees. The Company has filed a motion to dismiss the complaint which is presently pending before the Court. The Company believes that it and its executive officers have meritorious defenses to the allegations and it intends to vigorously defend against the allegations made in the complaints. However, there can be no assurance that the ultimate outcome of this or other actions (including other actions under federal or state securities laws) arising out of the Company's acquisition, development, financing and disposition of its bagel-related businesses will not have a material adverse effect on the Company's financial position or results of operations.

       On November 10, 1994, the Company acquired all of the outstanding stock of Grayling Corporation, Grayling Management Corporation ("Grayling Management"), Chili's of Mt. Laurel, Inc. ("Mt. Laurel") and Chili's of Christiana, Inc. ("Christiana"). Prior to entering into negotiations with the Company, Grayling Corporation and its principal shareholder, T. Garrick Steele ("Steele"), had entered into an agreement (the "Asset Agreement") to sell substantially all of Grayling Corporation's assets to a third party, KK&G Enterprises, Inc. ("KK&G"). The Asset Agreement was terminated by Grayling Corporation and was not consummated. On September 27, 1995, KK&G filed suit in the Court of Common Pleas, Philadelphia County, Pennsylvania, against Grayling Corporation, Mt. Laurel, Christiana and Steele seeking damages and specific performance of the Asset Agreement. Steele was obligated to defend the lawsuit and indemnify the Company and Grayling Corporation against any loss or damages resulting from the lawsuit. Steele settled the lawsuit on March 27, 1998 without any liability or expense to the Company. The Company and Grayling Corporation and their affiliates received a general release.

       BruWest, L.L.C., a franchisee of Bruegger's Franchise Corporation (a former indirect subsidiary of the Company), and Timothy Johnson, Gregory LeMond, Michael Snow and Matthew Starr, principals of BruWest (collectively "BruWest") commenced an action on January 30, 1997 filed in the United States District Court, District of Minnesota, against Bruegger's Franchise Corporation, Quality Dining, Inc., Daniel B. Fitzpatrick (the "Bruegger's Defendants") and an investment banking firm retained by BruWest, alleging inter alia that the Bruegger's Defendants breached commitments to provide financing to BruWest, interfered with the plaintiffs' efforts to obtain financing from third parties, violated existing franchise and development agreements between BruWest and Bruegger's Franchise Corporation, violated certain provisions of the Minnesota Franchise Act and breached duties and implied covenants of good faith and fair dealing. The Bruegger's Defendants denied all allegations in the complaint. Without admitting any liability or obligation to do so, on March 11, 1997, Bruegger's Corporation loaned $1.2 million to the plaintiffs. The loan was secured by certain assets of the plaintiffs and personal guarantees of Messrs. LeMond and Snow. The loan provides for monthly interest payments commencing April 11, 1997 at the rate of nine percent (9%) per annum and matured on September 11, 1997. On March 14, 1997, the complaint was dismissed, without prejudice. On May 22, 1997, BruWest refiled the complaint with additional allegations challenging the enforceability of the loan documents and personal guarantees. This action was settled on August 19, 1998.

       The Company is involved in various other legal proceedings incidental to the conduct of its business. Management does not expect that any such proceedings will have a material adverse effect on the Company's financial position or results of operations.

{12} IMPAIRMENT OF LONG-LIVED ASSETS

       The Company recorded a $250,000 non-cash impairment charge in fiscal 1998 in connection with its decision to sell a Grady's American Grill Restaurant.

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

       The store closing charge represents the estimated costs associated with closing under-performing Bruegger's units and other Bruegger's units which were at various stages of development when the decision was made to divest the Bruegger's bagel-related businesses. The charge includes amounts for terminating leases, the write-off of fixed assets and pre-opening costs, restaurant management severance costs and other store closing costs. During the third quarter of fiscal 1997 the Company closed a total of 22 Bruegger's units in eight markets. As of October 25, 1998, $12,916,000 in costs related to these activities had been incurred, of which $2,123,000 were cash payments and $10,793,000 were non-cash charges, primarily for the write-down of fixed assets. The remaining costs are primarily associated with terminating occupancy leases which the Company expects to be substantially complete by the end of fiscal 1999. The Company believes that the remaining reserve is adequate to cover all future expenses relating to the closed stores.

{13} RELATED PARTY TRANSACTIONS

The Company leases its former headquarters facility and a substantial number of its Burger King restaurants from entities that are substantially owned by certain directors, officers and stockholders of the Company. Amounts paid for leases with these related entities are as follows:

--------------------------------------------------------------------------------------------------
                                                                  Fiscal Year Ended
                                                       October 25,    October 26,    October 27,
 (Dollars in thousands)                                   1998           1997           1996
--------------------------------------------------------------------------------------------------
 Operating leases:
         Base rentals                                     $ 2,542        $ 2,542        $ 2,542
         Percentage rentals                                   485            364            350
--------------------------------------------------------------------------------------------------
                                                            3,027          2,906          2,892
--------------------------------------------------------------------------------------------------
 Capitalized leases:
         Interest                                             806            793            821
         Reduction of lease obligations                       275            232            204
         Percentage rentals                                   257            212            200
--------------------------------------------------------------------------------------------------
                                                            1,338          1,237          1,225
--------------------------------------------------------------------------------------------------
         Total                                            $ 4,365        $ 4,143        $ 4,117
--------------------------------------------------------------------------------------------------

       In October 1996, the Company entered into an agreement with a related party to terminate a lease for office space located in Vermont. Under the agreement a payment of $900,000 was made in fiscal 1997. The estimated cost for the termination of this lease was accrued as part of the cost of the purchase of Bruegger's Corporation at the time of its acquisition.

       Affiliated real estate partnerships and two other entities related through common ownership pay management fees to the Company as reimbursement for administrative services provided. Total management fees for fiscal 1998, 1997 and 1996 were $14,000, $14,000 and $15,000, respectively.

       During the fiscal years 1998, 1997 and 1996, the Company made payments to companies owned by certain directors, stockholders and officers of the Company of $185,000, $327,000 and $399,000, respectively, for air transportation services.

       During fiscal 1997 and fiscal 1996, the Company loaned a total of $38,000,000 to Bagel Acquisition Corporation, a company owned by a director and officer of the Company, which used the funds to acquire a number of Bruegger's Bagel Bakeries from independent franchisees. Interest income recognized by the Company on this note in fiscal 1997 and fiscal 1996 was $1,317,000 and $119,000 respectively. The interest income from the note was included as part of franchise related revenue on the Consolidated Statement of Operations. In connection with the Company's decision to divest its bagel-related businesses, the Company began consolidating the assets and liabilities of Bagel Acquisition Corporation as of May 11, 1997 and Bagel Acquisition Corporation became a wholly owned subsidiary on August 21, 1997, when the Company exercised its option to acquire the stock of Bagel Acquisition Corporation for $1,000. The note receivable from Bagel Acquisition Corporation was eliminated as part of the consolidation. As of May 11, 1997, the Company consolidated Bagel Acquisition Corporation into its consolidated financial statements and recorded Bagel Acquisition Corporation's revenues and expenses from May 11, 1997 to October 19, 1997.

       The Company and its Bruegger's concept transacted certain business activities with Bagel Acquisition Corporation and certain other entities whose principal shareholders were directors and/or officers of the Company. A summary of these transactions for the fiscal years 1997 and 1996 included: purchases of cream cheese $1,784,000 and $2,009,000 respectively; sales of bagels and related products $4,054,000 and $2,000,000 respectively; royalties earned $4,485,000 and $1,751,000 respectively; marketing fees earned $2,016,000 and $764,000 respectively; installation of point-of-sale registers $100,000 and $410,000 respectively; management, accounting, legal and computer support services $677,000 and $534,000 respectively; and transaction fees $200,000 and $210,000 respectively.

{14} ACQUISITIONS AND DISPOSITIONS

       On October 20, 1997, the Company sold its bagel-related businesses to Mr. Nordahl L. Brue, Mr. Michael J. Dressell and an entity controlled by them and their affiliates. The sale included the stock of Bruegger's Corporation and the stock of all of the other bagel-related businesses. The total proceeds from the sale were $45,164,000. The consideration included the issuance by Bruegger's Corporation of a junior subordinated note in the amount of $10,000,000, which was recorded as $6,000,000 due to a $4,000,000 reserve for legal indemnification, the transfer of 4,310,740 shares of the Company's common stock valued at $21,823,000, owned by Messrs. Brue and Dressell, which were retired, a receivable for purchase price adjustment of $500,000, and $16,841,000 in cash. The subordinated note has an annual interest rate of 12% and will mature in seven years. Interest will be accrued and added to the principal amount of the note for the first three years and will be paid in cash for the remaining life of the note. The cash component of the proceeds included an adjustment for the calculation of the net working capital deficit. The calculation used was subject to final adjustment and is being disputed by Messrs. Brue and Dressel. The Company does not expect the ultimate resolution of this dispute to have a material adverse effect on the Company's financial position or results of operations but there can be no assurance therof.

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

       The Company has significant intangible assets in connection with the acquisitions of Grady's American Grill, the SHONCO Companies and the Grayling Companies. Applicable accounting standards require the Company to review long-lived assets (such as goodwill and other intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying values of those assets may not be recoverable. In the event that the Company determines that the carrying value of such intangible assets is impaired, it would write-down such carrying value, which would result in a charge to earnings. Any such charge could have a material adverse effect on the Company's financial results.

The following unaudited pro forma results for the fiscal year ended October 27, 1996 were developed assuming Bruegger's, Grady's American Grill and SHONCO had been acquired as of the beginning of the periods presented. The unaudited pro forma results reflect certain adjustments, including interest expense, depreciation of property and equipment and amortization of intangible assets.

----------------------------------------------------------------------------
                                                         Fiscal Year Ended
                                                            October 27,
 (Dollars in thousands, except per share data)                 1996
----------------------------------------------------------------------------
                                                             (Unaudited)
 Total revenues                                               $ 269,555
 Pro forma net income (loss)                                     (5,776)
 Pro forma net income (loss) per share                             (.39)
----------------------------------------------------------------------------

       The unaudited pro forma results shown above are not necessarily indicative of the consolidated results that would have occurred had the acquisitions taken place at the beginning of the respective periods, nor are they necessarily indicative of results that may occur in the future.

{15} SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                  Year ended October 25, 1998
                                                       --------------------------------------------------
                                                          First        Second       Third       Fourth
                                                         Quarter       Quarter     Quarter      Quarter
                                                       --------------------------------------------------
Total revenues                                          $ 69,147      $ 55,838     $ 54,617    $ 52,642
Operating income (loss)                                    4,065         3,118        2,969       2,644
Income (loss) before income taxes                            349           386          574         (89)
Net income (loss)                                       $    122      $    154     $    230    $   (393)
                                                        ========      ========     ========    ========
Basic net income (loss) per share                       $    .01      $    .01     $    .02    $  (0.03)
                                                        ========      ========     ========    ========
Diluted net income (loss) per share                     $    .01      $    .01     $    .02    $  (0.03)
                                                        ========      ========     ========    ========

Weighted average shares:
Basic                                                     12,599        12,599       12,599      12,599
Diluted                                                   12,663        12,749       12,601      12,599

                                                                    Year ended October 26, 1997
                                                       ----------------------------------------------------
                                                          First       Second (1)      Third       Fourth
                                                         Quarter       Quarter       Quarter      Quarter
                                                       ----------------------------------------------------
Total revenues                                          $ 86,520     $   71,098     $ 73,331     $ 71,303
Operating income (loss)                                    5,489       (206,812)      (1,131)       1,081
Income (loss) before income taxes                          3,310       (208,928)      (3,563)      (2,176)
Net income (loss)                                       $  1,630     $ (201,741)    $ (3,971)    $  7,594
                                                        ========     ==========     ========     ========
Basic net income (loss) per share                       $   0.10     $   (11.93)    $  (0.23)    $   0.46
                                                        ========     ==========     ========     ========
Diluted net income (loss) per share                     $   0.10     $   (11.93)    $  (0.23)    $   0.46
                                                        ========     ==========     ========     ========

Weighted average shares:
Basic                                                     16,909         16,910       16,910       16,551
Diluted                                                   16,939         16,910       16,910       16,565

(1) During the second quarter of fiscal 1997 the Company recorded an asset impairment charge of $185,000,000, store closing costs of $15,513,000 and franchise operating partner expense of $2,066,000.

QUALITY DINING, INC.
REPORT OF INDEPENDENT ACCOUNTANTS
---------------------------------

To the Stockholders and Board of Directors of Quality Dining, Inc.:

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Quality Dining, Inc. and its subsidiaries at October 25, 1998 and October 26, 1997 the results of their operations and their cash flows for each of the three years in the period ended October 25, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP

Chicago, Illinois
December 18, 1998




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in or disagreements with the Company's independent accountants on accounting or financial disclosures.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item concerning the Directors and nominees for Director of the Company and concerning disclosure of delinquent filers is incorporated herein by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year. Information concerning the executive officers of the Company is included under the caption "Executive Officers of the Company" at the end of
Part I of this Annual Report. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.


ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item concerning remuneration of the Company's officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)   1.  Financial Statements:

               The following consolidated financial statements of the Company and its subsidiaries are set forth in Part II, Item 8.

               Consolidated Balance Sheets as of October 25, 1998 and October 26, 1997

               Consolidated Statements of Operations for the fiscal years ended October 25, 1998, October 26, 1997 and October 27, 1996

               Consolidated Statements of Stockholders' Equity for the fiscal years ended October 25, 1998, October 26, 1997 and October 27, 1996

               Consolidated Statements of Cash Flows for the fiscal years ended October 25, 1998, October 26, 1997 and October 27, 1996

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

                                      QUALITY DINING, INC.


                                      By: /s/ Daniel B. Fitzpatrick
                                          -------------------------
                                          DANIEL B. FITZPATRICK
                                          President and Chief Executive Officer
Date:  January 22, 1999

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

            Signature                                         Title                                       Date
            ---------                                         -----                                       ----
  /s/ Daniel B. Fitzpatrick             Chairman of the Board, President, Chief Executive           January 22, 1999
---------------------------             Officer and Director (Principal Executive Officer)
Daniel B. Fitzpatrick

  /s/ David M. Findlay                  Senior Vice President-Finance and Treasurer                 January 22, 1999
----------------------                  (Principal Financial Officer)
David M. Findlay

  /s/ Marti'n L. Miranda                Vice President, Controller and Assistant Secretary          January 22, 1999
------------------------                (Principal Accounting Officer)
Marti'n L. Miranda

  /s/ James K. Fitzpatrick              Senior Vice President, Chief Development Officer            January 22, 1999
--------------------------              and Director
James K. Fitzpatrick

  /s/ William R. Schonsheck             Senior Vice President, Chief Operating Officer of           January 22, 1999
---------------------------             Burger King Division and Director
William R. Schonsheck

  /s/ Arthur J. Decio                   Director                                                    January 22, 1999
---------------------
Arthur J. Decio

  /s/ Ezra H. Friedlander               Director                                                    January 22, 1999
-------------------------
Ezra H. Friedlander

  /s/ Steven M. Lewis                   Director                                                    January 22, 1999
---------------------
Steven M. Lewis

  /s/ Christopher J. Murphy, III        Director                                                    January 22, 1999
--------------------------------
Christopher J. Murphy, III

                               INDEX TO EXHIBITS
S

                                                                                                              Page No.
 Exhibit                                                                                                      --------
                                                                                                              In This
   No.                                                 Description                                            -------
   ---                                                 -----------                                             Filing
                                                                                                               ------
2               (1)  Share Exchange and  Reorganization Agreement by and among the Registrant and
                     Burger Services, Inc., Bravokilo, Inc., Bendan Restaurant, Inc., Burger
                     Management of Muskegon, Inc., Burger Management of Fort Wayne, Inc., Best
                     Bagels, Inc., Full Service Dining, Inc., Southwest Dining, Inc., Daniel B.
                     Fitzpatrick, Gerald O. Fitzpatrick, James K. Fitzpatrick, John D. Fitzpatrick,
                     Ezra H. Friedlander, Benjamin Schulman and Michael G. Sosinski dated as of
                     December 17, 1993.............................................................

2-B             (2)  Stock Purchase Agreement among the Registrant, Grayling Corporation, T.
                     Garrick Steele, Joseph E. Olin, Andrew P. Murphy, Anita L. Wood, Thomas Miller
                     and Steve Hunter dated as of September 27, 1994 ..............................

2-C             (3)  Acquisition Agreement by and among the  Registrant, Bravokilo, Inc., William
                     R. Schonsheck, SHONCO, Inc., SHONCO II, Inc., SHONCO III, Inc., SHONCO IV,
                     Inc., SHONCO V, Inc., SHONCO VI, Inc., SHONCO Six, Inc., SHONCO Seven
                     Management, Inc., SHONCO X, Inc., SHONCO XI, Inc., and SHONCO XII, Inc., dated as of July 13, 1995 ..........................................................

2-D             (6)  Asset Purchase Agreement, as amended, dated as of October 30, 1995 by and between the Registrant and Brinker International, Inc. .......................

2-E             (7)  Agreement and Plan of Merger, dated as of February 21, 1996, among the
                     Registrant, BAC, Inc., and Bruegger's Corporation ............................

2-F            (14)  Share Exchange Agreement, by and among Quality Dining, Inc., Bruegger's
                     Corporation, Nordahl L. Brue and Michael J. Dressell, dated as of September 3,
                     1997..........................................................................

2-G            (15)  Agreement and Plan of Merger, by and among Quality Dining, Inc., Bagel
                     Disposition Corporation and Lethe, LLC, dated as of September 3, 1997.........

3-A            (10)  (i) Restated Articles of Incorporation of Registrant .........................

               (10)  (ii)  Amendment to Registrant's Restated Articles of Incorporation
                     establishing the Series A Convertible Cumulative Preferred Stock of the
                     Registrant ...................................................................

               (10)  (iii)  Amendment to Registrant's Restated Articles of Incorporation
                     establishing the Series B Participating Cumulative Preferred Stock of the
                     Registrant ...................................................................

3-B                  By-Laws of the  Registrant, as amended to date ...............................

4-C      (17)   (i)  Second Amendment and Restated Revolving Credit Agreement, dated as of
                     September 11, 1998 between the Registrant and GAGHC, Inc., as borrowers, and
                     Chase Bank of Texas National Association, as administrative agent, NBD Bank,
                     N.A., as documentation agent and LaSalle National Bank, NationsBank, N.A.
                     (South), Sun Trust Bank, Central Florida, N.A., The Northern Trust Company and
                     Key Bank ......................................................................

               (ii)  Pledge and Security Agreement to Chase Bank of Texas, National Association, as
                     Agent dated as of September 11, 1998...........................................

              (iii)  Reaffirmation of Subsidiary Guaranty, dated as of September 11, 1998............

10-A            (1)  Form of Burger King Franchise Agreement .......................................

10-B            (1)  Form of Chili's Franchise Agreement ...........................................

10-C           (13)  Rights Agreement, dated as of March 27, 1997, by and between Quality Dining,
                     Inc. and KeyCorp Shareholder Services, Inc., with exhibits ....................

10-E            (1)  (i) Target Reservation Agreement between Burger King Corporation and the
                     Registrant dated December 24, 1993; (ii) Side Letter Agreement to Target
                     Reservation Agreement dated December 21, 1993 .................................

10-F            (1)  Development Agreement between Chili's, Inc. and the  Registrant dated June 27,
                     1990 ..........................................................................

10-H           (16)  *1997 Stock Option and Incentive Plan of the Registrant .......................

10-I            (9)  * 1993 Stock Option and Incentive Plan, as amended of the Registrant ..........

10-J            (1)  *Outside Directors Stock Option Plan of the Registrant ........................

10-K            (1)  Lease Agreement between B.K. Main  Street Properties and the Registrant dated
                     January 1, 1994 ...............................................................

10-L                 Schedule of Related Party Leases ..............................................

10-M            (1)  Form of Related Party Lease ...................................................

10-N           (16)  *  Letter Agreement between the Registrant and John C. Firth dated May 29,
                     1996 ..........................................................................

10-O                 *  Letter Agreements between the Registrant and William W. Moreton, dated
                     March 10, 1997, April 29, 1997 and September 2, 1997...........................

10-P                 * Letter Agreement between the Registrant and Patrick J. Barry dated  August
                     30, 1996 ......................................................................

10-T            (4)  First Amendment dated May 2, 1995 to Development Agreement between Chili's,
                     Inc. and the Registrant dated June 27, 1990 ...................................

10-V            (4)  *Employment Agreement between the Registrant and William R. Schonsheck dated
                     August 14, 1995 ...............................................................

10-W            (4)  Non-Competition Agreement between the Registrant and William R. Schonsheck dated August 14, 1995 .........................................................

10-X            (4)  Lease Agreement for Farmington Hills #509 between the Registrant and William
                     R. Schonsheck dated August 14, 1995 ...........................................

10-Y            (4)  Lease Agreement for Belleville #4814 between the Registrant and William R.
                     Schonsheck dated August 14, 1995 ............................................

10-Z            (4)  Purchase and Sale Agreement between the Registrant and John D. Fitzpatrick dated July 10, 1995 .........................................................

10-AA           (4)  Target Reservation Agreement between Burger King Corporation and the
                     Registrant dated September 15, 1995..........................................

10-AB           (5)  Stock Purchase Agreement between Ezra H. Friedlander, Daniel B. Fitzpatrick and James K. Fitzpatrick, as shareholders of Tri-State Construction Co., Inc.
                     and the Registrant dated as of November 1, 1995 .............................

10-AD          (11)  Priority Charter Agreement between the Registrant and Burger Management of
                     South Bend #3 Inc., dated September 1, 1994 .................................

10-AE          (11)  * Resignation Agreement between the Registrant and Michael G. Sosinski, dated as of October 25, 1996 ......................................................

10-AF          (11)  Lease Agreement between the Registrant and Six Edison Lakes, L.L.C. dated
                     September 19, 1996 ..........................................................

10-AG                Amended and Restated Priority Charter Agreement between the Registrant and
                     Burger Management of South Bend #3 Inc., dated October 21, 1998 .............

21                   Subsidiaries of the Registrant ..............................................

23                   Written consent of PricewaterhouseCoopers LLP ...............................

27                   Financial Data Schedule .....................................................


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

(16) The copy of this exhibit filed as the same exhibit number to the Company's Report on Form 10K for the year ended October 26, 1997 is incorporated herein by reference.

(17) The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 2, 1998, is incorporated herein by reference.