Form 10-Q
period 1999-02-14
QUALITY DINING INC
filed 1999-03-29
CIK 917126

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    February 14, 1999

                              OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the transition period from  ______________ to ____________________

Commission file number      0-23420
                          -----------

                QUALITY DINING, INC.
(Exact name of registrant as specified in its charter)

         Indiana                                          35-1804902
 ------------------------------            --------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                 4220 Edison Lakes Parkway, Mishawaka, Indiana 46545
                 ---------------------------------------------------
                 (Address of principal executive offices and zip code)


                              (219) 271-4600
                              --------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes __X____           No ________

The number of shares of the registrant's common stock outstanding as of March 19, 1999 was 12,599,444.














                          QUALITY DINING, INC.
                     QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTER ENDED FEBRUARY 14, 1999
                                 INDEX


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

Item 6.   Exhibits and Reports on Form 8-K........................18

Signatures........................................................18





























Part I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                            QUALITY DINING, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)
              (In thousands, except per share amounts)


                                                     Sixteen Weeks Ended
                                             February 14,         February 15,
                                                 1999                1998
Revenues:                                    -----------          -----------
  Grady's American Grill                     $  23,675            $  25,481
  Burger King                                   23,355               22,329
  Chili's Grill & Bar                           16,381               16,848
  Italian Dining Division                        4,647                4,489
                                               -------              -------
Total revenues                                  68,058               69,147

Operating expenses:
  Restaurant operating expenses:
    Food and beverage                           20,280               20,459
    Payroll and benefits                        19,696               19,853
    Depreciation and amortization                3,378                3,668
    Other operating expenses                    16,201               16,065
                                               -------              -------
Total restaurant operating expenses             59,555               60,045

  General and administrative                     4,762                4,709
  Amortization of intangibles                      328                  328
                                               -------              -------
Total operating expenses                        64,645               65,082
                                               -------              -------
Operating income                                 3,413                4,065
                                               -------              -------
Other income (expense):
  Interest expense                              (3,307)              (3,816)
  Gain (loss)on sale of
   property and equipment                          (65)                  19
  Interest income                                   42                   68
  Other income (expense), net                      135                   13
                                               -------              -------
Total other expense, net                        (3,195)              (3,716)
                                               -------              -------
Income before income taxes                         218                  349
Income tax provision                               131                  227
                                               -------              -------
Net income                                   $      87            $     122
                                               =======              =======
Basic net income per share                   $    0.01            $    0.01
                                               =======              =======
Diluted net income per share                 $    0.01            $    0.01
                                               =======              =======
Weighted average shares outstanding:
Basic                                           12,599               12,599
                                               =======              =======
Diluted                                         12,629               12,663
                                               =======              =======

See Notes to Consolidated Financial Statements.

                              QUALITY DINING, INC.
                          CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                            (Dollars in thousands)

                                                 February 14,     October 25,
                                                    1999             1998
ASSETS                                           -----------      ----------
------
Current assets:
  Cash and cash equivalents                     $    1,281      $    3,351
  Accounts receivable                                2,698           2,358
  Inventories                                        1,920           1,872
  Deferred income taxes                              3,275           2,848
  Other current assets                               2,348           1,568
                                                   -------         -------
Total current assets                                11,522          11,997
                                                   -------         -------

Property and equipment, net                        133,150         136,764
                                                   -------         -------
Other assets:
  Deferred income taxes                              6,725           7,152
  Trademarks, net                                   12,218          12,320
  Franchise fees and development costs, net          9,077           9,259
  Goodwill, net                                      8,428           8,594
  Notes receivable, less allowance                  10,294           6,000
  Liquor licenses, net                               2,803           2,859
  Other                                              1,287           1,330
                                                   -------         -------
Total other assets                                  50,832          47,514
                                                   -------         -------
Total assets                                    $  195,504      $  196,275
                                                   =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current portion of capitalized lease and
    non-competition obligations                 $      385      $      370
  Accounts payable                                   6,551           7,086
  Accrued liabilities                               18,075          19,288
                                                   -------         -------
Total current liabilities                           25,011          26,744

Long-term debt                                     113,756         112,756
Capitalized lease and non-competition
  obligations, principally to related parties,
  less current portion                               5,724           5,849
                                                   -------         -------
Total liabilities                                  144,491         145,349
                                                   -------         -------
Stockholders' equity:
  Preferred stock, without par value:
    5,000,000 shares authorized; none issued
  Common stock, without par value: 50,000,000
    shares authorized; 12,619,444 and 12,619,444
    shares issued, respectively                         28              28
  Additional paid-in capital                       236,420         236,420
  Accumulated deficit                             (185,185)       (185,272)
                                                   -------         -------
                                                    51,263          51,176
  Less treasury stock, at cost, 20,000 shares          250             250
                                                   -------         -------
Total stockholders' equity                          51,013          50,926
                                                   -------         -------
Total liabilities and stockholders' equity      $  195,504      $  196,275
                                                   =======         =======
See Notes to Consolidated Financial Statements.





                               QUALITY DINING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                               (In thousands)


                                                        Sixteen Weeks Ended
                                                    February 14,  February 15,
                                                        1999         1998
Cash flows from operating activities:               -----------   -----------
  Net income                                         $      87    $     122
  Adjustments to reconcile net income to  net
   cash provided (used) by operating activities:
    Depreciation and amortization of
      property and equipment                             3,474        3,458
    Amortization of other assets                           743        1,058
    Loss(gain)on sale of property and equipment             65          (19)
    Changes in assets and liabilities:
      Net increase in current assets                    (1,168)        (252)
      Net decrease in current liabilities               (1,748)      (5,569)
    Other                                                    -            8
      Net cash provided (used) by                      -------      -------
        operating activities                             1,453       (1,194)
                                                       -------      -------
Cash flows from investing activities:
  Purchase of note receivable                           (4,294)           -
  Proceeds from sales of property and equipment            907          764
  Purchase of property and equipment                      (832)        (977)
  Other		                                       						    (194)         (56)
                                                       -------      -------
      Net cash used in investing activities             (4,413)        (269)
                                                       -------      -------
Cash flows from financing activities:
  Borrowings of long-term debt                           4,300            -
  Repayment of long-term debt                           (3,300)      (3,600)
  Repayment of capitalized lease obligations
    and non-competition obligations                       (110)         (85)
                                                       -------      -------
     Net cash provided (used) by financing activities      890       (3,685)
                                                       -------      -------
Net decrease in cash and cash equivalents               (2,070)      (5,148)
Cash and cash equivalents, beginning of period           3,351        7,500
                                                       -------      -------
Cash and cash equivalents, end of period             $   1,281    $   2,352
                                                       =======      =======





See Notes to Consolidated Financial Statements.








                           QUALITY DINING, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           February 14, 1999
                              (Unaudited)

Note 1:  Description of Business.

Nature of Business Quality Dining, Inc. (the "Company") operates four distinct restaurant concepts. It owns the Grady's American Grill(R) and two Italian Dining concepts and operates Burger King(R) restaurants and Chili's Grill &
Bar (TM) ("Chili's"(R)) as a franchisee of Burger King Corporation and Brinker International, Inc. ("Brinker"), respectively. The Company operates its
Italian Dining restaurants under the tradenames of Spageddies Italian Kitchen(R) ("Spageddies"(R)) and Papa Vino's Italian Kitchen(R) ("Papa Vino's"(R)). As of February 14, 1999, the Company operated 144 restaurants, including 70 Burger King restaurants, 28 Chili's, 38 Grady's American Grill restaurants, four Spageddies and four Papa Vino's.


Note 2:  Basis of Presentation.

The accompanying consolidated financial statements include the accounts of Quality Dining, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the sixteen week period ended February 14, 1999 are not necessarily indicative of the results that may be expected for the 53-week year ending October 31, 1999.

These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended October 25, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


Note 3: Disposition of Bagel-Related Businesses

On October 20, 1997, the Company sold its bagel-related businesses to Mr. Nordahl L. Brue, Mr. Michael J. Dressell and an entity controlled by them and their affiliates. The Company's board of directors determined to sell the bagel-related businesses after a careful evaluation of the future prospects for the bagel business, the competitive environment that then existed in the bagel segment, and the historical performance of the Company's bagel-related
businesses.   The sale included the stock of Bruegger's Corporation and the stock of all of the other bagel-related businesses. The total proceeds from the sale were $45,164,000. The consideration included the issuance by Bruegger's Corporation of a junior subordinated note in the amount of $10,000,000, which was recorded as $6,000,000 due to a $4,000,000 reserve for legal indemnification, the transfer of 4,310,740 shares of the Company's common stock valued at $21,823,000, owned by Messrs. Brue and Dressell, which were retired, a receivable for purchase price adjustment of $500,000, and $16,841,000 in cash. The subordinated note has an annual interest rate of 12%

                         QUALITY DINING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                         February 14, 1999
                             (Unaudited)


and matures in October 2004. Interest will be accrued and added to the principal amount of the note through October 2000 and will be paid in cash for the remaining life of the note. The Company has not recognized any interest income from this note. The cash component of the proceeds included an adjustment for the calculation of the net working capital deficit. The calculation used was subject to final adjustment and is being disputed by Messrs. Brue and Dressell. The Company does not expect the ultimate resolution of this dispute to have a material adverse effect on the Company's financial position or results of operations but there can be no assurance thereof.


Note 4:  Commitments.

As of February 14, 1999, the Company had commitments aggregating approximately $3,108,000 for restaurant construction and the purchase of new equipment.


Note 5:  Long-Term Debt.

On September 11, 1998, the Company amended its revolving credit agreement with Chase Bank of Texas, as agent for a group of seven banks, providing for borrowings of up to $130,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread. The weighted average interest rate of all borrowing as of February 15, 1999 was 7.841%. The revolving credit agreement is collateralized by the stock of certain subsidiaries of the Company, the $10 million junior subordinated note issued by Bruegger's Corporation, certain interests in its franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's personal property. The revolving credit agreement matures on April 26, 2000, at which time all amounts are due.

The revolving credit agreement contains, among other provisions, certain restrictive covenants including maintenance of certain prescribed debt and fixed charge coverage ratios, limitations on the incurrence of additional indebtedness, limitations on consolidated capital expenditures, restrictions on the payment of dividends (other than stock dividends) and limitations on the purchase or redemption of shares of the Company's capital stock. In addition, the revolving credit agreement contains a mandatory reduction in borrowing availability on December 31, 1999 to the lesser of $125,000,000 or an amount based on a contractual formula. In addition, based on a contractual formula, the borrowing availability may be reduced on June 30, 1999. At February 14, 1999, the fair value of the amount outstanding under the revolving credit agreement approximated the carrying amount.











                      QUALITY DINING, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                       February 14, 1999
                          (Unaudited)

Note 6: Earnings Per Share

The Company had outstanding at February 14, 1999 common shares totaling approximately 12,599,000. The Company has also granted options to purchase common shares to its employees and outside directors. These options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS 128.

                                                   Quarter ended
                                         February 14,           February 15,
Basic earnings per share:                   1999                   1998
Income available to common               ------------           ------------
  shareholders (numerator)               $    87,000            $   122,000
Weighted average common shares           ===========            ===========
  outstanding (denominator)               12,599,000             12,599,000
                                         ===========            ===========
Basic earnings per share                 $      0.01            $      0.01
                                         ===========            ===========

                                                    Quarter ended
                                         February 14,            February 15,
Diluted earnings per share:                 1999                    1998
Income available to common              ------------            -------------
  shareholders (numerator)              $    87,000             $   122,000
Weighted average common shares          ===========             ===========
  outstanding                            12,599,000              12,599,000
Effect of dilutive securities:
  Options on common stock                    30,000                  64,000
Total common shares and dilutive        -----------              ----------
  securities(denominator)                12,629,000              12,663,000
                                        ===========              ==========
Diluted earnings per share              $      0.01              $     0.01
                                        ===========              ==========

Note 7:  Contingencies.

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


                       QUALITY DINING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                       February 14, 1999
                          (Unaudited)

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

The Company elected to satisfy its obligations under the Guaranty by purchasing the Loan from the bank. On November 24, 1998, the Company bought the Loan for $4,294,000. Thereafter, the Company sold the Loan to its Texas affiliate Grady's American Grill, L.P. ("Grady's"). On November 30, 1998 Grady's commenced an action seeking to recover the amount of the Loan from one of the Principal Guarantors, Michael K. Reilly ("Reilly"). As part of this action Grady's also seeks to enforce a Subordination Agreement that was one of the Loan Documents against MKR Investments, L.P., a partnership ("MKR"). Reilly is the general partner of MKR. This action is pending in the United States District Court for the Southern District of Texas Houston Division as Case No. H-98-4015. Reilly has denied liability and filed a counterclaim against Grady's alleging that Grady's engaged in unfair trade practices, violated Florida's "Rico" statute, engaged in a civil conspiracy and violated state and federal securities laws in connection with the Principal Guaranty (the "Counterclaims"). Reilly also filed a third party complaint against Quality Dining, Inc., Grady's American Grill Restaurant Corporation, David M. Findlay, Daniel Fitzpatrick, Bruegger's Corporation, Bruegger's Franchise Corporation, Champlain Management Services, Inc., Nordahl Brue, Michael Dressell and Ed Davis alleging that Reilly invested in BFBC based upon false representations, that the third party defendants violated Florida and Illinois franchise statutes, committed unfair trade practices, violated covenants of good faith and fair dealing, violated the Florida "Rico" statute and violated state and federal securities laws in connection with the Principal Guaranty. Based upon the currently available information, the Company does not believe that these


                      QUALITY DINING, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                         February 14, 1999
                           (Unaudited)

matters will have a materially adverse effect on the Company's financial position or results of operations. However, there can be no assurance that the Company will be able to realize sufficient value from Reilly to satisfy the amount of the Loan or that the Company will not incur any liability as a result of the counterclaim or third party complaint filed by Reilly.


In each of the above cases, one or more present or former officers and directors of the Company have been named as party defendants and the Company has and is advancing defense costs on their behalf. Pursuant to the Share Exchange Agreement by and among Quality Dining, Inc., Bruegger's Corporation, Nordahl L. Brue and Michael J. Dressell, the Agreement and Plan of Merger by and among Quality Dining, Inc., Bagel Disposition Corporation and Lethe, LLC, and certain other related agreements entered into as part of the disposition of the Company's bagel-related businesses, the Company is responsible for 50% of the first $14 million of franchise related litigation expenses, inclusive of attorney's fees, costs, expenses, settlements and judgments (collectively "Franchise Damages"). Bruegger's Corporation and certain of its affiliates are obligated to indemnify the Company from all other Franchise Damages. The Company is obligated to pay the first $3 million of its share of Franchise Damages in cash. Through February 14, 1999, the Company had paid approximately $1.2 million in cash and assigned its $1.2 million note from BruWest to Bruegger's Corporation which together reduce the Company's remaining obligation to pay cash in respect of Franchisee Damages to approximately $600,000. The remaining $4 million of the Company's share of Franchise Damages is payable by crediting amounts owed to the Company pursuant to the $10 million junior subordinated note issued to the Company by Bruegger's Corporation. Through February 14, 1999, the outstanding balance due under the junior subordinated note has been reduced by $600,000 in respect of Franchisee Damages. Based upon the currently available information, the Company does not believe that these cases individually or in the aggregate will have a material adverse effect on the Company's financial position and results of operations but there can be no assurance thereof. Such assessment is based in part upon the Company's belief that Bruegger's Corporation has and will continue to have the ability to perform its indemnity obligations.

James T. Bies filed a shareholder derivative action in the United States District Court for the Southern District of Michigan on October 14, 1997. A derivative action is an action on behalf of the Company in which any recovery against the defendants would be payable to the Company. The complaint named as defendants 12 individuals who are current or former directors or officers of the Company. The complaint alleged that the individual defendants as directors breached fiduciary duties to the Company by approving certain transactions in 1997 involving loans to Bagel Acquisition Corporation that allegedly benefited Daniel B. Fitzpatrick, the Company's Chairman, President and Chief Executive Officer. The plaintiff also alleged that individual defendants participated in a "conspiracy to waste, dissipate, and improperly use funds, property and assets" of the Company for the benefit of Bagel Acquisition Corporation and Mr. Fitzpatrick. The plaintiff alleged that the Company and its shareholders had been damaged in an amount in excess of $28,000,000. The relief sought also included the appointment of a receiver, an accounting and attorney's fees. On April 27, 1998, the Court dismissed the complaint without prejudice, for failure to make a "demand" upon the Company's board of directors that the Company institute the action. By letter dated May 12, 1998, Mr. Bies demanded

                        QUALITY DINING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        February 14, 1999
                            (Unaudited)


that the Company pursue these claims against the defendants. In accordance with the Indiana Business Corporation Law ("IBCL"), the board of directors appointed a special committee of three disinterested outside directors and one other disinterested person to investigate the allegations. The three disinterested outside directors are Messrs. Decio, Lewis and Murphy (named defendants in the action) and the disinterested person is David T. Link, Dean of the University of Notre Dame Law School. As required by the IBCL, the special committee was charged with evaluating the claim and determining whether it is in the best interests of the Company to pursue this matter. Subsequent to the establishment of the special committee, Mr. Bies refiled his action on July 30, 1998. As a result of its investigation of Mr. Bies' demand, the special committee has determined that the claims identified by Mr. Bies are without merit and therefore it would not be in the Company's best interests to pursue them. As a result, on January 6, 1999, the special committee filed a motion to dismiss or alternatively for summary judgment. Mr. Bies opposes the special committee's motion and has alleged that the outside directors are not "disinterested". The Company does not believe this matter will have a material adverse effect on the Company's financial position or results of operations.

The Company and certain of its executive officers are defendants in a class action lawsuit filed in the United States District Court for the Northern District of Indiana. The complaint alleges, among other things, that the defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder by failing to disclose various matters in connection with the Company's acquisition, development, financing and disposition of its bagel-related businesses. The putative class period in such actions is from June 7, 1996 to May 13, 1997 on which dates the price of the Company's common stock closed at $34.25 and $6.56, respectively. The plaintiffs are seeking, among other things, an award of unspecified compensatory damages, interest, costs and attorney's fees. The Company has filed a motion to dismiss the complaint which is presently pending before the Court and it intends to vigorously defend against the allegations made in the complaints. However, there can be no assurance that the ultimate outcome of this or other actions (including other actions under federal or state securities laws) arising out of the Company's acquisition, development, financing and disposition of its bagel-related businesses will not have a material adverse effect on the Company's financial position or results of operations.

The Company is involved in various other legal proceedings incidental to the conduct of its business. Management does not expect that any such proceedings will have a material adverse effect on the Company's financial position or results of operations.



Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company has a 52/53-week fiscal year ending on the last Sunday in October of each year. The current fiscal year is 53 weeks long and ends October 31, 1999. The first quarter of the Company's current fiscal year consists of 16 weeks, the second and third quarters consist of 12 weeks and the fourth quarter is 13 weeks in duration.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages which certain items of revenue and expense bear to total revenues.

                                                  Sixteen weeks Ended
                                               February 14,    February 15,
                                                   1999           1998
                                               -----------     -----------
Total revenues                                    100.0%          100.0%

Operating expenses:
  Restaurant operating expenses
    Food and beverage                              29.8            29.6
    Payroll and benefits                           28.9            28.7
    Depreciation and amortization                   5.0             5.3
    Other operating expenses                       23.8            23.2
                                                  -----           -----
Total restaurant operating expenses                87.5            86.8

  General and administrative expenses               7.0             6.8
  Amortization of intangibles                       0.5             0.5
                                                  -----           -----
Total operating expenses                           95.0            94.1
                                                  -----           -----
Operating income                                    5.0             5.9
                                                  -----           -----
Other income (expense):
  Interest expense                                 (4.9)           (5.5)
  Interest income                                    .1              .1
  Other income, net                                  .1               -
                                                  -----           -----
Total other expense, net                           (4.7)           (5.4)
                                                  -----           -----
Income before income taxes                          0.3             0.5
Income tax provision                                0.2             0.3
                                                  -----           -----
Net income                                          0.1%            0.2%
                                                  =====           =====














Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Revenues for the Company were $68,058,000 for the first quarter of fiscal 1999 versus $69,147,000 for the comparable period in fiscal 1998, a decrease of $1,089,000.

Sales in the Company's Grady's American Grill restaurant division were $23,675,000 in the first quarter of fiscal 1999 compared to sales of $25,481,000 in the same period in fiscal 1998. The decrease was partly attributable to the sale of one unit in fiscal 1998 and one early in the first quarter of fiscal 1999. During the first quarter of fiscal 1999, the absence of these units contributed approximately $750,000 of the sales
decrease.   The Company's Grady's American Grill restaurants reported average weekly sales of $38,844 in the first quarter of fiscal 1999 versus $40,599 in the same period in fiscal 1998. The decrease resulted primarily from inclement weather in several key markets and reduced promotional activity. During the quarter, the Company's promotional activity was not as expansive as it was the first quarter of fiscal 1998, thereby reducing promotional related sales.

The Company's Burger King restaurant sales increased $1,026,000 to $23,355,000 in the first quarter of fiscal 1999 when compared to restaurant sales of $22,329,000 in the same period of fiscal 1998. Sales increased due to additional sales derived from four new restaurants which were opened during fiscal 1998. The Company's Burger King restaurants reported average weekly sales of $20,852 in the first quarter of fiscal 1999 versus $21,005 in the same period in fiscal 1998. During the first quarter of fiscal 1999, severe winter weather in all of the Company's markets negatively impacted sales.

The Company's Chili's Grill & Bar restaurant sales were $16,381,000 in the first quarter of fiscal 1999 compared to restaurant sales of $16,848,000 in the same period in fiscal 1998. The Company's Chili's Grill & Bar restaurants reported average weekly sales of $36,566 in the first quarter of fiscal 1999 versus $37,608 in the same period of fiscal 1998. During the first quarter of fiscal 1999 severe winter weather in the Company's markets negatively impacted sales. In addition, the Company's Chili's division sales were positively impacted in the first quarter of 1998 by the heightened sales volume of new units which were opened during fiscal 1997.

The Company's Italian Dining Division restaurant sales increased $158,000 to $4,647,000 in fiscal 1999 when compared to restaurant sales of $4,489,000 in fiscal 1998. The increase was due to an increase in average weekly sales to $36,301 in fiscal 1999 from $35,074 in fiscal 1998. Sales in the Company's Italian Dining division were also negatively affected by the severe winter weather.

Total restaurant operating expenses were 87.5% of revenues in the first quarter of fiscal 1999 versus 86.8% in the first quarter of fiscal 1998. The following factors influenced the operating margins.

Food and beverage costs were $20,280,000, or 29.8% of total revenues, in the first quarter of fiscal 1999, compared to $20,459,000, or 29.6% of total revenues, in the same period in fiscal 1998. The increase as a percentage of total revenue was mainly due to increased food costs at the Company's Grady's American Grill and Chili's Grill and Bar restaurants.

Payroll and benefits were $19,696,000, in the first quarter of fiscal 1999, compared to $19,853,000 in the same period in fiscal 1998. As a percentage of total revenues, payroll and benefits increased to 28.9% in the first quarter of fiscal 1999 from 28.7% in the same period of fiscal 1998. Payroll expense increased as a percent of restaurant sales due to increased costs at the Company's Grady's American Grill and Chili's Grill and Bar restaurants.



Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Depreciation and amortization decreased to $3,378,000 in the first quarter of fiscal 1999 compared to $3,668,000 in the first quarter of fiscal 1998. As a percentage of total restaurant sales, depreciation and amortization decreased to 5.0% in the first quarter of fiscal 1999 from 5.3% in the first quarter of fiscal 1998. The decrease mainly resulted from the reduction in store openings.

Other restaurant operating expenses include rent and utilities, royalties, promotional expense, repairs and maintenance, property taxes and insurance. Other restaurant operating expenses were $16,201,000 in the first quarter of fiscal 1999 compared to $16,065,000 in the same period of fiscal 1998. Other restaurant operating expenses as a percentage of total restaurant sales increased in the first quarter of fiscal 1999 to 23.8% from 23.2% in the same period of fiscal 1998. This increase was primarily due to an increase in advertising and promotional expenses at the Company's full service restaurant concepts and lower than expected sales due to the inclement weather.

General and administrative expenses remained relatively consistent at $4,762,000 in the first quarter of fiscal 1999 compared to $4,709,000 in the first quarter of fiscal 1998. As a percentage of total restaurant sales, general and administrative expenses increased to 7.0% in the first quarter of fiscal 1999 from 6.8% in the first quarter of fiscal 1998. The increase as a percentage of sales is mainly due to the decrease of total revenues.

Amortization of intangibles, as a percentage of revenues, remained consistent at 0.5% for the first quarter of fiscal 1999 compared to the same period in fiscal 1998.

The Company executed an agreement during the fourth quarter of fiscal 1998 to sell one Grady's American Grill restaurant. As a result of this agreement the Company recorded a non-cash impairment charge of $250,000 to reduce the carrying amounts of related assets to their estimated fair value during the fourth quarter of fiscal 1998. The sale was completed during the first quarter of fiscal 1999 and no further charges were recorded.

Total other expenses, as a percentage of revenues, decreased to 4.7% for the first quarter of fiscal 1999 from 5.4% during the comparable period in fiscal 1998. The decrease was primarily due to a decrease in interest expense resulting from decreased borrowings.

The provision for income taxes includes federal and state income taxes using the Company's estimated effective income tax rate for the respective fiscal year. The Company's effective income tax rate was 60.0% for the sixteen weeks ended February 14, 1999 compared to 65.0% for the sixteen weeks ended February 15, 1998. The decrease in the effective income tax rate is mainly due to implementation of state tax strategies to reduce state income tax expense.

For the first quarter of fiscal 1999, the Company reported net income of $87,000 compared to net income of $122,000 for the first quarter of fiscal 1998.













Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $1,281,000 at February 14, 1999, a decrease of $2,070,000 from the $3,351,000 at October 25, 1998. Principal uses of funds consisted of: (i) expenditures for property and equipment ($832,000) and (ii) purchase of the BFBC note receivable ($4,294,000). Principal sources of funds consisted of (i) those provided by operations ($1,453,000), (ii) net borrowings of long-term debt ($1,000,000) and (iii) proceeds from sales of property and equipment ($907,000).

The Company's primary cash uses in fiscal 1999 will be as follows: finance capital expenditures in connection with the opening of new restaurants, remodeling and maintenance expenditures of existing restaurants and point of sale upgrades. The Company's capital expenditures for fiscal 1999 are expected to be between $9,000,000 and $11,000,000. The Company currently plans to use the remaining cash flow to reduce debt under the Company's revolving credit agreement. During the first quarter of fiscal 1999 the Company purchased a note for $4,294,350 from Texas Commerce Bank National Association in satisfaction of its obligations under a loan guaranty. The purchase of the loan was financed through borrowings under the Company's revolving credit agreement. During fiscal 1999, the Company anticipates opening two to four Burger King restaurants. The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new restaurants opened and the actual expense related to remodeling and maintenance of existing units.

On September 11, 1998, the Company amended its revolving credit agreement with Chase Bank of Texas, as agent for a group of seven banks, providing for borrowings of up to $130,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread. The revolving credit agreement is collateralized by the stock of certain subsidiaries of the Company, the $10 million junior subordinated note issued by Bruegger's Corporation, certain interest in its franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's personal property. The revolving credit expires on April 26, 2000, at which time all amounts are due. The Company is currently exploring options for the refinancing of the revolving credit agreement. The Company anticipates that the revolving credit agreement will be refinanced before the expiration date. However, there can be no assurance that the Company will complete this refinancing.

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

The Company's Contingency Plans. The Company's Year 2000 Plan calls for the development of contingency plans for areas of its business that are susceptible to a substantial risk of a Year 2000 related disruption where the Company determines that such disruption could be mitigated through reasonable, cost effective contingency plans. The Company has not yet developed detailed contingency plans specific to Year 2000 events for any specific area of business. Consistent with its Year 2000 Plan, the Company will develop specific Year 2000 contingency plans for such areas of business as and if such determinations are made

Recently Issued Accounting Standards

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

                     					         	     Quality Dining, Inc.
					                                    (Registrant)


Date:  March 29, 1999	       	            By: /s/Martin Miranda
                                          Vice President & Controller
                                          (Principal accounting officer)





INDEX TO EXHIBITS


Exhibit
No.                                              Description
-------                                          -----------

27                                               Financial Data Schedule