Form 10-K/A
period 1998-10-25
QUALITY DINING INC
filed 1999-04-12
CIK 917126

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                                  $22,611,488

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

DISPOSITION OF BAGEL-RELATED BUSINESSES

  On October 20, 1997, the Company sold its bagel-related businesses to Mr. Nordahl L. Brue, Mr. Michael J. Dressell and an entity controlled by them and their affiliates. The Company's board of directors determined to sell the bagel-related business after a careful evaluation of the future prospects for the bagel business, the competitive environment that then existed in the bagel segment, and the historical performance of the Company's bagel-related businesses. The sale included the stock of Bruegger's Corporation and the stock of all of the other bagel-related businesses. The total proceeds from the sale were $45,164,000. The consideration included the issuance by Bruegger's Corporation of a junior subordinated note in the amount of $10,000,000, which was recorded as $6,000,000 due to a $4,000,000 reserve for legal indemnification, the transfer of 4,310,740 shares of the Company's common stock valued at $21,823,000, owned by Messrs. Brue and Dressell, which were retired, a receivable for purchase price adjustment of $500,000, and $16,841,000 in cash. The subordinated note has an annual interest rate of 12% and matures in October 2004. Interest will be accrued and added to the principal amount of the note through October 2000 and will be paid in cash for the remaining life of the note. The Company did not recognize any interest income from this note in fiscal 1998. The cash component of the proceeds included an adjustment for the calculation of the net working capital deficit. The calculation used was subject to final adjustment and is being disputed by Messrs. Brue and Dressell. The Company does not expect the ultimate resolution of this dispute to have a material adverse effect on the Company's financial position or results of operations but there can be no assurance thereof.

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

EXPANSION

  The Company intends to limit its expansion in fiscal 1999 and focus on operations. The Company currently plans to open two to four Burger King restaurants and one full service restaurant in fiscal 1999. Following the divestiture of the bagel-related businesses, the Company's long term expansion strategy is now focused on the development of new Burger King restaurants and increased penetration in existing markets and the increased market penetration of Chili's Grill & Bar and other full service restaurants. In addition, the Company may consider strategic acquisitions in the Burger King system. During fiscal 1998, the Company added four new Burger King restaurants, converted one Spageddies into a Papa Vino's and sold one Grady's American Grill. At the end of fiscal 1998, the Company operated 39 Grady's American Grill restaurants, four Spageddies, four Papa Vino's, 70 Burger King restaurants and 28 Chili's restaurants. Subsequent to the conclusion of fiscal 1998, the Company sold one Grady's American Grill restaurant.

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


     James T. Bies filed a shareholder derivative action in the United States District Court for the Southern District of Michigan on October 14, 1997. A derivative action is an action on behalf of the Company in which any recovery against the defendants would be payable to the Company. The complaint named as defendants 12 individuals who are current or former directors or officers of the Company. The complaint alleged that the individual defendants as directors breached fiduciary duties to the Company by approving certain transactions in 1997 involving loans to Bagel Acquisition Corporation that allegedly benefited Daniel B. Fitzpatrick, the Company's Chairman, President and Chief Executive Officer. The plaintiff also alleged that individual defendants participated in a "conspiracy to waste, dissipate, and improperly use funds, property and assets" of the Company for the benefit of Bagel Acquisition Corporation and Mr. Fitzpatrick. The plaintiff alleged that the Company and its shareholders had been damaged in an amount in excess of $28,000,000. The relief sought also included the appointment of a receiver, an accounting and attorney's fees. On April 27, 1998, the Court dismissed the complaint without prejudice, for failure to make a "demand" upon the Company's board of directors that the Company institute the action. By letter dated May 12, 1998, Mr. Bies has demanded that the Company pursue these claims against the defendants. In accordance with the Indiana Business Corporation Law ("IBCL"), the board of directors has appointed a special committee of three disinterested outside directors and one other disinterested person to investigate the allegations. The three disinterested outside directors are Messrs. Decio, Lewis and Murphy (named defendants in the action) and the disinterested person is David T. Link, Dean of the Notre Dame Law School. As required by the IBCL, the special committee was charged with evaluating the claim and determining whether it is in the best interests of the Company to pursue this matter. Subsequent to the establishment of the special committee, Mr. Bies refiled his action on July 30, 1998. As a result of its investigation of Mr. Bies' demand, the special committee has determined that the claims identified by Mr. Bies are without merit and that it would not be in the Company's best interests to pursue them. As a result, on January 6, 1999, the special committee filed a motion to dismiss or alternatively for summary judgement. Mr. Bies opposes the special committee's motion and has alleged that the outside directors are not "disinterested." The Company does not believe this matter will have a material adverse effect on the Company's financial position or results of operations.

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

     The Company's Grady's American Grill restaurants sales decreased $4,162,000 to $81,241,000 in fiscal 1998 compared to restaurant sales of $85,403,000 in fiscal 1997. The decrease was due to the sale of three units in fiscal 1997, one unit during fiscal 1998 and a decrease in average weekly sales to $39,096 in fiscal 1998 from $39,741 in fiscal 1997. The units which were sold did not fit the Company's long term strategic plan as they were located in geographically remote markets and were not meeting the Company's performance expectations. These divestitures did not have a material impact on revenues or average weekly sales in fiscal 1998 versus fiscal 1997 for the Grady's division. The Company has implemented marketing, operational and menu a intended to stimulate sales at its Grady's American Grill restaurants. The marketing initiatives include the use of direct mail promotional programs, targeted use of radio advertising and enhanced marketing programs on a local basis within each unit's specific market. Included in the menu initiatives were the development of a new menu format, a full review of all menu items and the addition of new and seasonal items. Operational initiatives included enhanced employee training programs, increased commitment to the appearance and image of the Company's restaurants and heightened focus on guest satisfaction. Due to the competitive nature of the restaurant industry, there can be no assurances that these initiatives will achieve the intended results.

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

     The Company's Chili's Grill & Bar restaurant sales increased $1,295,000 to $55,572,000 in fiscal 1998 when compared to restaurant sales of $54,277,000 in fiscal 1997. The increase was due to six restaurants opened in fiscal 1997 being open for their first full year in fiscal 1998. Average weekly sales were $38,168 in fiscal 1998 versus $40,596 in fiscal 1997. The Company has implemented marketing and operational initiatives intended to stimulate sales at its Chili's Grill & Bar restaurants. The marketing initiatives included the use of direct mail promotional programs, targeted use of radio and television advertising and enhanced marketing programs on a local basis within each unit's specific market. The operational initiatives included enhanced employee training programs, increased commitment to the appearance and image of the Company's restaurants and heightened focus on guest satisfaction. Due to the competitive nature of the restaurant industry, there can be no assurances that these initiatives will achieve the intended results.

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

     Food and beverage costs were $69,102,000, or 29.8% of total restaurant sales in fiscal 1998, compared to $88,629,000, or 30.3%, of total restaurant sales in fiscal 1997. The decrease was primarily due to the sale of the bagel-related operations.

     Payroll and benefits were $66,404,000 in fiscal 1998, compared to $87,905,000 in fiscal 1997. As a percentage of total restaurant sales, payroll and benefits decreased 1.5% to 28.6% in fiscal 1998 from 30.1% in fiscal 1997. Of the 1.5% decrease 0.9% of the decrease was due to the sale of the bagel-related businesses and 0.6% was due to operational improvements. The Company expects to experience continued pressure to raise wages due to competition by all retail businesses to attract qualified employees.

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

     Food and beverage costs were $88,629,000, or 30.3% of total restaurant sales in fiscal 1997, compared to $72,201,000 or 31.1% of total restaurant sales in fiscal 1996. The decrease was due primarily to operational improvements, purchasing efficiencies and price increases which occurred during the year.

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

     Depreciation and amortization increased $6,056,000 to $17,691,000 in fiscal 1997. As a percentage of total restaurant sales, depreciation and amortization increased to 6.1% in fiscal 1997 from 5.0% in fiscal 1996. The increase was mainly attributable to the increased costs associated with the new units the Company developed. During fiscal 1997, the Company added three new Burger King restaurants, six new Chili's restaurants, two new Papa Vino's restaurants and one new Grady's American Grill restaurant. In addition, pre-opening expenses increased $995,000 to $2,827,000 in fiscal 1997 from $1,832,000 in fiscal 1996.

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

DISPOSITION OF BAGEL-RELATED BUSINESSES - On October 20, 1997, the Company sold its bagel-related businesses to Mr. Nordahl L. Brue, Mr. Michael J. Dressell and an entity controlled by them and their affiliates. The Company's board of directors determined to sell the bagel-related business after a careful evaluation of the future prospects for the bagel business, the competitive environment that then existed in the bagel segment, and the historical performance of the Company's bagel-related businesses. The sale included the stock of Bruegger's Corporation and the stock of all of the other bagel-related businesses. The total proceeds from the sale were $45,164,000. The consideration included the issuance by Bruegger's Corporation of a junior subordinated note in the amount of $10,000,000, which was recorded as $6,000,000 due to a $4,000,000 reserve for legal indemnification, the transfer of 4,310,740 shares of the Company's common stock valued at $21,823,000, owned by Messrs. Brue and Dressell, which were retired, a receivable for purchase price adjustment of $500,000, and $16,841,000 in cash. The subordinated note has an annual interest rate of 12% and matures in October 2004. Interest will be accrued and added to the principal amount of the note through October 2000 and will be paid in cash for the remaining life of the note. The Company did not recognize any interest income from this note in fiscal 1998. The cash component of the proceeds included an adjustment for the calculation of the net working capital deficit. The calculation used was subject to final adjustment and is being disputed by Messrs. Brue and Dressell. The Company does not expect the ultimate resolution of this dispute to have a material adverse effect on the Company's financial position or results of operations but there can be no assurance thereof.

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

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No.131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be presented. This statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The Company will adopt SFAS No. 131 for its fiscal 1999 financial statements.

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

RECLASSIFICATIONS - Certain information in the consolidated financial statements for fiscal 1997 and fiscal 1996 has been reclassified to conform with the current reporting format. The reclassifications had no effect on stockholders' equity or net income as previously reported.

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

       James T. Bies filed a shareholder derivative action in the United States District Court for the Southern District of Michigan on October 14, 1997. A derivative action is an action on behalf of the Company in which any recovery against the defendants would be payable to the Company. The complaint named as defendants 12 individuals who are current or former directors or officers of the Company. The complaint alleged that the individual defendants as directors breached fiduciary duties to the Company by approving certain transactions in 1997 involving loans to Bagel Acquisition Corporation that allegedly benefited Daniel B. Fitzpatrick, the Company's Chairman, President and Chief Executive Officer. The plaintiff also alleged that individual defendants participated in a "conspiracy to waste, dissipate, and improperly use funds, property and assets" of the Company for the benefit of Bagel Acquisition Corporation and Mr. Fitzpatrick. The plaintiff alleged that the Company and its shareholders had been damaged in an amount in excess of $28,000,000. The relief sought also included the appointment of a receiver, an accounting and attorney's fees. On April 27, 1998, the Court dismissed the complaint without prejudice, for failure to make a "demand" upon the Company's board of directors that the Company institute the action. By letter dated May 12, 1998, Mr. Bies has demanded that the Company pursue these claims against the defendants. In accordance with the Indiana Business Corporation Law ("IBCL"), the board of directors has appointed a special committee of three disinterested outside directors and one other disinterested person to investigate the allegations. The three disinterested outside directors are Messrs. Decio, Lewis and Murphy (named defendants in the action) and the disinterested person is David T. Link, Dean of the Notre Dame Law School. As required by the IBCL, the special committee was charged with evaluating the claim and determining whether it is in the best interests of the Company to pursue this matter. Subsequent to the establishment of the special committee, Mr. Bies refiled his action on July 30, 1998. As a result of its investigation of Mr. Bies' demand, the special committee has determined that the claims identified by Mr. Bies are without merit and therefore it would not be in the Company's best interests to pursue them. As a result, on January 6, 1999, the special committee filed a motion to dismiss or alternatively for summary judgment. Mr. Bies opposes the Special Committee's motion and has alleged that the outside directors are not "disinterested." The Company does not believe this matter will have a material adverse effect on the Company's financial position or results of operations.

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

Date:  April 12, 1999

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

21                   Subsidiaries of the Registrant ..............................................

23                   ** Written consent of PricewaterhouseCoopers LLP ............................

27                   Financial Data Schedule .....................................................


* The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

**   Filed with this Amended 10K.

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