Form 10-Q
period 1999-05-09
QUALITY DINING INC
filed 1999-06-22
CIK 917126

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 9, 1999

                                        OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the transition period from  ______________ to ____________________

Commission file number      0-23420
                        -----------------

                    QUALITY DINING, INC.
(Exact name of registrant as specified in its charter)

         Indiana                                        35-1804902
-------------------------------           -----------------------------------
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

                    Yes __X____           No ________

The number of shares of the registrant's common stock outstanding as of June 15, 1999 was 12,599,444.













                         QUALITY DINING, INC.
                     QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MAY 9, 1999
                                 INDEX


                                                                Page
                                                                ----
PART I. - Financial Information


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

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...........12


Part II - Other Information

Item 1.   Legal Proceedings.......................................20

Item 2.   Changes in Securities...................................20

Item 3.   Defaults upon Senior Securities.........................20

Item 4.   Submission of Matters to a Vote of Security Holders.....20

Item 5.   Other Information.......................................20

Item 6.   Exhibits and Reports on Form 8-K........................20

Signatures........................................................21
























Part I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                          QUALITY DINING, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)
                (In thousands, except per share amounts)

                                 Twelve Weeks Ended   Twenty-Eight Weeks Ended
                                   May 9,    May 10,      May 9,     May 10,
                                   1999      1998         1999       1998
                                  -------   -------      -------    -------
Revenues:
  Grady's American Grill        $  18,803  $  20,827   $  42,478   $  46,308
  Burger King                      18,040     18,685      41,394      41,014
  Chili's Grill & Bar              13,185     12,902      29,567      29,750
  Italian Dining Division           3,681      3,424       8,328       7,913
                                  -------    -------     -------     -------
Total revenues                     53,709     55,838     121,767     124,985
                                  -------    -------     -------     -------
Operating expenses:
  Restaurant operating expenses:
    Food and beverage              15,669     16,597      35,950      37,057
    Payroll and benefits           15,516     15,793      35,212      35,646
    Depreciation and amortization   2,554      2,665       5,932       6,333
    Other operating expenses       13,145     13,693      29,346      29,758
Total restaurant                  -------    -------     -------     -------
  operating expenses               46,884     48,748     106,440     108,794

  General and administrative        3,625      3,726       8,388       8,435
  Amortization of intangibles         246        246         573         573
                                  -------    -------     -------     -------
Total operating expenses           50,755     52,720     115,401     117,802
                                  -------    -------     -------     -------
Operating income                    2,954      3,118       6,366       7,183

Other income (expense):
  Interest expense                 (2,397)    (2,841)     (5,704)     (6,656)
  Gain (loss) on sale of property
    and equipment                     (99)       (10)       (164)          9
  Interest income                      32         43          74         110
  Other income (expense), net        (124)        76          12          90
                                  -------    -------     -------     -------
Total other expense, net           (2,588)    (2,732)     (5,782)     (6,447)
                                  -------    -------     -------     -------
Income before income taxes            366        386         584         736
Income tax provision                  220        232         350         459
                                  -------    -------     -------     -------
Net income                      $     146   $    154   $     234   $     277
                                  =======    =======     =======     =======

Basic net income per share      $    0.01   $   0.01   $    0.02   $    0.02
                                  =======    =======     =======     =======
Diluted net income per share    $    0.01   $   0.01   $    0.02   $    0.02
                                  =======    =======     =======     =======

Weighted average shares outstanding:
Basic                              12,599     12,599      12,599      12,599
                                  =======    =======     =======     =======
Diluted                            12,603     12,749      12,616      12,706
                                  =======    =======     =======     =======



See Accompanying Notes to Consolidated Financial Statements



                           QUALITY DINING, INC.
                       CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
                       (Dollars in thousands)

                                                    May 9,       October 25,
                                                    1999            1998
                                                  --------        --------
ASSETS
Current assets:
  Cash and cash equivalents                     $      352      $    3,351
  Accounts receivable                                2,587           2,358
  Inventories                                        1,975           1,872
  Deferred income taxes                              3,157           2,848
  Other current assets                               2,529           1,568
                                                  --------        --------
Total current assets                                10,600          11,997
                                                  --------        --------

Property and equipment, net                        131,237         136,764
                                                  --------        --------
Other assets:
  Deferred income taxes                              6,843           7,152
  Trademarks, net                                   12,141          12,320
  Franchise fees and development costs, net          8,982           9,259
  Goodwill, net                                      8,303           8,594
  Notes receivable, less allowance                  10,294           6,000
  Liquor licenses, net                               2,760           2,859
  Other                                              1,191           1,330
                                                  --------        --------
Total other assets                                  50,514          47,514
                                                  --------        --------
Total assets                                    $  192,351      $  196,275
                                                  ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt             $  110,756      $        -
  Current portion of capitalized lease and
    non-competition obligations                        396             370
  Accounts payable                                   6,197           7,086
  Accrued liabilities                               18,215          19,288
                                                  --------        --------
Total current liabilities                          135,564          26,744

Long-term debt                                           -         112,756
Capitalized lease and non-competition
  obligations, principally to related parties,
  less current portion                               5,627           5,849
                                                  --------        --------
Total liabilities                                  141,191         145,349
                                                  --------        --------
Stockholders' equity:
  Preferred stock, without par value:
    5,000,000 shares authorized; none issued
  Common stock, without par value: 50,000,000
    shares authorized; 12,619,444 and 12,619,444
    shares issued, respectively                         28              28
  Additional paid-in capital                       236,420         236,420
  Accumulated deficit                             (185,038)       (185,272)
                                                  --------        --------
                                                    51,410          51,176
  Less treasury stock, at cost, 20,000 shares          250             250
                                                  --------        --------
Total stockholders' equity                          51,160          50,926
                                                  --------        --------
Total liabilities and stockholders' equity      $  192,351      $  196,275
                                                  ========        ========


See Accompanying Notes to Consolidated Financial Statements.






                            QUALITY DINING, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                             (In thousands)


                                                     Twenty-Eight Weeks Ended
                                                       May 9,       May 10,
                                                        1999         1998
Cash flows from operating activities:                -------       -------
  Net income                                        $    234      $    277
  Adjustments to reconcile net income to  net
   cash provided (used) by operating activities:
    Depreciation and amortization of
      property and equipment                           6,109         6,027
    Amortization of other assets                       1,305         1,707
    Loss(gain)on sale of property and equipment          164            (9)
    Changes in assets and liabilities:
      Net decrease (increase)in current assets        (1,293)        3,860
      Net decrease in current liabilities             (1,962)       (5,137)
  Other                                                    -           339
      Net cash provided by                           -------       -------
        operating activities                           4,557         7,064
                                                     -------       -------
Cash flows from investing activities:
  Purchase of note receivable                         (4,294)            -
  Proceeds from sales of property and equipment        1,449           783
  Purchase of property and equipment                  (2,195)       (2,594)
  Other								                                         (319)         (130)
                                                     -------       -------
      Net cash used in investing activities           (5,359)       (1,941)
                                                     -------       -------
Cash flows from financing activities:
  Borrowings of long-term debt                         4,300             -
  Repayment of long-term debt                         (6,300)      (10,100)
  Repayment of capitalized lease obligations
    and non-competition obligations                     (197)         (140)
                                                     -------       -------
Net cash used by financing activities                 (2,197)      (10,240)
                                                     -------       -------

Net decrease in cash and cash equivalents             (2,999)       (5,117)
Cash and cash equivalents, beginning of period         3,351         7,500
                                                     -------       -------
Cash and cash equivalents, end of period           $     352     $   2,383
                                                     =======       =======






See Accompanying Notes to Consolidated Financial Statements.







                       QUALITY DINING, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           May 9, 1999
                           (Unaudited)

Note 1:  Description of Business.

Nature of Business Quality Dining, Inc. (the "Company") operates four distinct restaurant concepts. It owns the Grady's American Grill(R) and two Italian Dining concepts and operates Burger King(R) restaurants and Chili's Grill & Bar ("Chili's"(R)) as a franchisee of Burger King Corporation and Brinker International, Inc. ("Brinker"), respectively. The Company operates its Italian Dining restaurants under the tradenames of Papa Vino's Italian Kitchenr ("Papa Vino's"(R)) and Spageddies Italian Kitchen (R) ("Spageddies"(R)). As of May 9, 1999, the Company operated 144 restaurants, including 70 Burger King restaurants, 28 Chili's, 38 Grady's American Grill restaurants, four Spageddies and four Papa Vino's.


Note 2:  Basis of Presentation.

The accompanying consolidated financial statements include the accounts of Quality Dining, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the twenty-eight week period ended May 9, 1999 are not necessarily indicative of the results that may be expected for the 53-week year ending October 31, 1999.

These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended October 25, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


Note 3: Disposition of Bagel-Related Businesses

On October 20, 1997, the Company sold its bagel-related businesses to Mr. Nordahl L. Brue, Mr. Michael J. Dressell and an entity controlled by them and their affiliates. The Company's board of directors determined to sell the bagel-related businesses after a careful evaluation of the future prospects for the bagel business, the competitive environment that then existed in the bagel segment, and the historical performance of the Company's bagel-related
businesses.   The sale included the stock of Bruegger's Corporation and the stock of all of the other bagel-related businesses. The total proceeds from the sale were $45,164,000. The consideration included the issuance by Bruegger's Corporation of a junior subordinated note in the amount of $10,000,000, which was recorded as $6,000,000 due to a $4,000,000 reserve for legal indemnification, the transfer of 4,310,740 shares of the Company's common stock valued at $21,823,000, owned by Messrs. Brue and Dressell, which were retired, a receivable for purchase price adjustment of $500,000, and $16,841,000 in cash. The subordinated note has an annual interest rate of 12%


                      QUALITY DINING, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                          May 9, 1999
                          (Unaudited)


and matures in October 2004. The note provides for interest to be accrued and added to the principal amount of the note through October 2000 and to be paid in cash for the remaining life of the note. The Company has not recognized any interest income from this note. The cash component of the proceeds included an adjustment for the calculation of the net working capital deficit. The calculation used was subject to final adjustment and is being disputed by Messrs. Brue and Dressell. The Company does not expect the ultimate resolution of this dispute to have a material adverse effect on the Company's financial position or results of operations but there can be no assurance thereof.


Note 4:  Commitments.

As of May 9, 1999, the Company had commitments aggregating approximately $3,418,000 for restaurant construction and the purchase of new equipment.


Note 5:  Long-Term Debt.

On September 11, 1998, the Company amended its revolving credit agreement with Chase Bank of Texas, as agent for a group of seven banks, providing for borrowings of up to $130,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread. The weighted average interest rate of all borrowing as of May 9, 1999 was 7.75%. The revolving credit agreement is collateralized by the stock of certain subsidiaries of the Company, the $10 million junior subordinated note issued by Bruegger's Corporation, certain interests in its franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's personal property. The revolving credit agreement matures on April 26, 2000, at which time all amounts are due and therefore the revolving credit agreement has been classified as a current liability at May 9, 1999. The Company is currently working on refinancing this revolving credit facility. Although the Company believes it will be able to refinance this facility before its maturity on terms acceptable to the Company, there can be no assurance thereof.

The revolving credit agreement contains, among other provisions, certain restrictive covenants including maintenance of certain prescribed debt and fixed charge coverage ratios, limitations on the incurrence of additional indebtedness, limitations on consolidated capital expenditures, restrictions on the payment of dividends (other than stock dividends) and limitations on the purchase or redemption of shares of the Company's capital stock. The revolving credit agreement also contains a mandatory reduction in borrowing availability on December 31, 1999 to the lesser of $125,000,000 or an amount based on a contractual formula. In addition, based on a contractual formula, the borrowing availability may be reduced on June 30, 1999. At May 9, 1999, the fair value of the amount outstanding under the revolving credit agreement approximated the carrying amount.







                       QUALITY DINING, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                         May 9, 1999
                        (Unaudited)

Note 6: Earnings Per Share

The Company had outstanding at May 9, 1999 common shares totaling 12,599,444. The Company has also granted options to purchase common shares to its employees and outside directors. These options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS 128.

                                   Twelve weeks ended  Twenty-eight weeks ended
                                     May 9,    May 10,    May 9,      May 10,
                                     1999      1998       1999        1998
                                    ------    ------     ------      ------
(In thousands, except per share amounts)

Basic net income per share:
Net income available to
  common shareholders (numerator)  $   146   $   154    $   234     $   277
                                    ======    ======     ======      ======
Weighted average common shares
  outstanding (denominator)         12,599    12,599     12,599      12,599
                                    ======    ======     ======      ======
Basic net income per share         $  0.01   $  0.01   $   0.02     $  0.02
                                    ======    ======     ======      ======


                                   Twelve weeks ended  Twenty-eight weeks ended
                                     May 9,    May 10,    May 9,      May 10,
                                     1999      1998       1999        1998
                                    ------    ------     ------      ------
(In thousands, except per share amounts)

Diluted net income per share:
Net income available to
 common shareholders (numerator)   $   146   $   154    $   234     $   277
                                    ======    ======     ======      ======
Weighted average common shares
  outstanding                       12,599    12,599     12,599      12,599
Effect of dilutive securities:
  Options on common stock                4       150         17         107
                                    ------    ------     ------      ------
Total common shares and dilutive
  securities(denominator)           12,603    12,749     12,616      12,706
                                    ======    ======     ======      ======
Diluted net income per share       $  0.01   $  0.01    $  0.02     $  0.02
                                    ======    ======     ======      ======


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

                        QUALITY DINING, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                          May 9, 1999
                          (Unaudited)

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

The Company elected to satisfy its obligations under the Guaranty by purchasing the Loan from the bank. On November 24, 1998, the Company bought the Loan for $4,294,000. Thereafter, the Company sold the Loan to its Texas affiliate Grady's American Grill, L.P. ("Grady's"). On November 30, 1998 Grady's commenced an action seeking to recover the amount of the Loan from one of the Principal Guarantors, Michael K. Reilly ("Reilly"). As part of this action Grady's also seeks to enforce a Subordination Agreement that was one of the Loan Documents against MKR Investments, L.P., a partnership ("MKR"). Reilly is the general partner of MKR. This action is pending in the United States District Court for the Southern District of Texas Houston Division as Case No. H-98-4015. Reilly has denied liability and filed a counterclaim against Grady's alleging that Grady's engaged in unfair trade practices, violated Florida's "Rico" statute, engaged in a civil conspiracy and violated state and federal securities laws in connection with the Principal Guaranty (the "Counterclaims"). Reilly also filed a third party complaint against Quality Dining, Inc., Grady's American Grill Restaurant Corporation, David M. Findlay,

                      QUALITY DINING, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                       May 9, 1999
                       (Unaudited)

Daniel Fitzpatrick, Bruegger's Corporation, Bruegger's Franchise Corporation, Champlain Management Services, Inc., Nordahl Brue, Michael Dressell and Ed Davis alleging that Reilly invested in BFBC based upon false representations, that the third party defendants violated Florida and Illinois franchise statutes, committed unfair trade practices, violated covenants of good faith and fair dealing, violated the Florida "Rico" statute and violated state and federal securities laws in connection with the Principal Guaranty. Based upon the currently available information, the Company does not believe that these matters will have a materially adverse effect on the Company's financial position or results of operations. However, there can be no assurance that the Company will be able to realize sufficient value from Reilly to satisfy the amount of the Loan or that the Company will not incur any liability as a result of the Counterclaims or third party complaint filed by Reilly.


In each of the above cases, one or more present or former officers and directors of the Company have been named as party defendants and the Company has and is advancing defense costs on their behalf. Pursuant to the Share Exchange Agreement by and among Quality Dining, Inc., Bruegger's Corporation, Nordahl L. Brue and Michael J. Dressell, the Agreement and Plan of Merger by and among Quality Dining, Inc., Bagel Disposition Corporation and Lethe, LLC, and certain other related agreements entered into as part of the disposition of the Company's bagel-related businesses, the Company is responsible for 50% of the first $14 million of franchise related litigation expenses, inclusive of attorney's fees, costs, expenses, settlements and judgments (collectively "Franchise Damages"). Bruegger's Corporation and certain of its affiliates are obligated to indemnify the Company from all other Franchise Damages. The Company is obligated to pay the first $3 million of its share of Franchise Damages in cash. Through May 9, 1999, the Company had paid approximately $1.4 million in cash and assigned its $1.2 million note from BruWest to Bruegger's Corporation which together reduce the Company's remaining obligation to pay cash in respect of Franchisee Damages to approximately $400,000. The remaining $4 million of the Company's share of Franchise Damages is payable by crediting amounts owed to the Company pursuant to the $10 million junior subordinated note issued to the Company by Bruegger's Corporation. Through May 9, 1999, the outstanding balance due under the junior subordinated note has been reduced by $600,000 in respect of Franchisee Damages. Based upon the currently available information, the Company does not believe that these cases individually or in the aggregate will have a material adverse effect on the Company's financial position and results of operations but there can be no assurance thereof. Such assessment is based in part upon the Company's belief that Bruegger's Corporation has and will continue to have the ability to perform its indemnity obligations.

James T. Bies filed a shareholder derivative action in the United States District Court for the Southern District of Michigan on October 14, 1997. A derivative action is an action on behalf of the Company in which any recovery against the defendants would be payable to the Company. The complaint named as defendants 12 individuals who are current or former directors or officers of the Company. The complaint alleged that the individual defendants as directors breached fiduciary duties to the Company by approving certain transactions in 1997 involving loans to Bagel Acquisition Corporation that allegedly benefited Daniel B. Fitzpatrick, the Company's Chairman, President and Chief Executive Officer. The plaintiff also alleged that individual defendants participated in

                     QUALITY DINING, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                      May 9, 1999
                      (Unaudited)

a "conspiracy to waste, dissipate, and improperly use funds, property and assets" of the Company for the benefit of Bagel Acquisition Corporation and Mr. Fitzpatrick. The plaintiff alleged that the Company and its shareholders had been damaged in an amount in excess of $28,000,000. The relief sought also included the appointment of a receiver, an accounting and attorney's fees. On April 27, 1998, the Court dismissed the complaint without prejudice, for failure to make a "demand" upon the Company's board of directors that the Company institute the action. By letter dated May 12, 1998, Mr. Bies demanded that the Company pursue these claims against the defendants. In accordance with the Indiana Business Corporation Law ("IBCL"), the board of directors appointed a special committee of three disinterested outside directors and one other disinterested person to investigate the allegations. The three disinterested outside directors are Messrs. Decio, Lewis and Murphy (named defendants in the action) and the disinterested person is David T. Link, Dean of the University of Notre Dame Law School. As required by the IBCL, the special committee was charged with evaluating the claim and determining whether it is in the best interests of the Company to pursue this matter. Subsequent to the establishment of the special committee, Mr. Bies refiled his action on July 30, 1998. As a result of its investigation of Mr. Bies' demand, the special committee has determined that the claims identified by Mr. Bies are without merit and therefore it would not be in the Company's best interests to pursue them. As a result, on January 6, 1999, the special committee filed a motion to dismiss or alternatively for summary judgment, which was denied on April 20, 1999 essentially because the Court was unable to determine, on the record before it, whether the special committee was disinterested. The Company has requested the Court to schedule an evidentiary hearing to assist in this determination. The Company does not believe this matter will have a material adverse effect on the Company's financial position or results of operations.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages which certain items of revenue and expense bear to total revenues.

                                Twelve Weeks Ended    Twenty-Eight Weeks Ended
                                  May 9,     May 10,       May 9,     May 10,
                                   1999       1998          1999       1998
                                 ------     ------        ------     ------
Total revenues                    100.0%     100.0%        100.0%     100.0%

Operating expenses:
  Restaurant operating expenses
    Food and beverage              29.2       29.7          29.5       29.7
    Payroll and benefits           28.9       28.3          28.9       28.5
    Depreciation and amortization   4.8        4.8           4.9        5.1
    Other operating expenses       24.5       24.5          24.1       23.8
                                 ------     ------        ------     ------
    Total restaurant
      operating expenses           87.4       87.3          87.4       87.1

  General and administrative        6.7        6.7           6.9        6.7
  Amortization of intangibles       0.5        0.4           0.5        0.5
                                 ------     ------        ------     ------
    Total operating expenses       94.6       94.4          94.8       94.3
                                 ------     ------        ------     ------
Operating income                    5.4        5.6           5.2        5.7
                                 ------     ------        ------     ------
Other income (expense):
  Interest expense                 (4.5)      (5.1)         (4.7)      (5.3)
  Interest income                    .1         .1            .1         .1
  Other income (expense), net       (.4)        .1           (.1)        .1
                                 ------     ------        ------     ------
    Total other expense, net       (4.8)      (4.9)         (4.7)      (5.1)
                                 ------     ------        ------     ------
Income before income taxes          0.6        0.7           0.5        0.6
Income tax provision                0.4        0.4           0.3        0.4
                                 ------     ------        ------     ------
Net income                          0.2%       0.3%          0.2%       0.2%
                                 ======     ======        ======     ======














Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Revenues for the Company were $53,709,000 for the second quarter of fiscal 1999 versus $55,838,000 for the comparable period in fiscal 1998, a decrease of $2,129,000. Restaurant sales for the first twenty-eight weeks of fiscal 1999 were $121,767,000 versus $124,985,000 for the comparable period in fiscal 1998, a decrease of $3,218,000.

Sales in the Company's Grady's American Grill restaurant division decreased $2,024,000 to $18,803,000 in the second quarter of fiscal 1999 compared to sales of $20,827,000 in the same period in fiscal 1998. The decrease was partly attributable to the sale of one unit in fiscal 1998 and one unit early in the first quarter of fiscal 1999. The absence of these units contributed approximately $693,000 to the sales decrease. The Company's Grady's American Grill restaurants had average weekly sales of $41,235 in the second quarter of fiscal 1999 versus $43,389 in the same period in fiscal 1998. The Company's promotional activity was not as expansive as it was in the second quarter of fiscal 1998, thereby reducing promotional related sales. Sales for the first twenty-eight weeks of fiscal 1999 decreased $3,830,000 to $42,478,000 compared to $46,308,000 for the same period in fiscal 1998. The absence of the two units which were sold contributed approximately $1,440,000 to the sales decrease. Average weekly sales were $39,848 in the first twenty-eight weeks of fiscal 1999 versus $41,346 in the same period in fiscal 1998. The decrease resulted primarily from inclement weather in several key markets during the first quarter of fiscal 1999 and reduced promotional activity, thereby reducing promotional related sales.

The Company's Burger King restaurant sales decreased $645,000 to $18,040,000 in the second quarter of fiscal 1999 when compared to restaurant sales of $18,685,000 in the same period of fiscal 1998. The Company's Burger King restaurants had average weekly sales of $21,476 in the second quarter of fiscal 1999 versus $23,357 in the same period in fiscal 1998. The decrease in average weekly sales was partially offset by revenues of $618,000 from three units open in fiscal 1999 that were not open in fiscal 1998. Sales increased $380,000 to $41,394,000 for the first twenty-eight weeks of fiscal 1999 compared to $41,014,000 for the comparable period in fiscal 1999. Average weekly sales were $21,120 in the first twenty-eight weeks of fiscal 1999 versus $22,020 in the same period in fiscal 1998. The decline in average weekly sales for the first twenty-eight weeks of fiscal 1999 resulted primarily from inclement weather during the first quarter of fiscal 1999. The decrease in average weekly sales was offset by the revenues of $1,596,000 from four units open in fiscal 1999 that were not open for the full twenty-eight weeks in fiscal 1998.

The Company's Chili's Grill & Bar restaurant sales increased $283,000 to $13,185,000 in the second quarter of fiscal 1999 compared to $12,902,000 in the same period in fiscal 1998. The increase was due to average weekly sales increasing to $39,241 in the second quarter of fiscal 1999 versus $38,399 in the same period of fiscal 1998. Sales for the first twenty-eight weeks of fiscal 1999 decreased $183,000 to $29,567,000 compared to $29,750,000 for the same period in fiscal 1999. The decrease was due to average weekly sales decreasing to $37,712 in the first twenty-eight weeks of fiscal 1999 versus $37,947 in the same period in fiscal 1998. Severe winter weather during the first quarter reduced average weekly sales for the first twenty-eight weeks of fiscal 1999.








Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


The Company's Italian Dining Division restaurant sales increased $257,000 to $3,681,000 in the second quarter of fiscal 1999 compared to $3,424,000 in the same period in fiscal 1998. The increase was due to average weekly sales increasing to $38,349 in the second quarter of fiscal 1999 versus $35,664 in the same period of fiscal 1998. Sales for the first twenty-eight weeks of fiscal 1999 increased $415,000 to $8,328,000 compared to $7,913,000 for the same period in fiscal 1999. The increase was due to average weekly sales increasing to $37,179 in the first twenty-eight weeks of fiscal 1999 versus $35,326 in the same period in fiscal 1998.

Total restaurant operating expenses, as a percentage of restaurant sales, were 87.4% for the second quarter of fiscal 1999 versus 87.3% in the second quarter of fiscal 1998 and 87.4% in the first twenty-eight weeks of fiscal 1999 versus 87.1% in the same period of fiscal 1998. The following factors influenced the operating margins.

Food and beverage costs were 29.2% of total revenues in the second quarter of fiscal 1999 compared to 29.7% of total revenues in the same period in fiscal 1998 and 29.5% in the first twenty-eight weeks of fiscal 1999 compared to 29.7% in the same period of fiscal 1998. The decrease as a percentage of total revenue was mainly due to increased efficiencies resulting in decreased food costs at the Company's Burger King, Chili's and Italian Dining restaurants.

Payroll and benefits were 28.9% of total revenues in the second quarter of fiscal 1999 versus 28.3% in the same period of fiscal 1998 and 28.9% in the first twenty-eight weeks of fiscal 1999 compared to 28.5% in the same period of fiscal 1998. The Company has increased hourly wages at each of its restaurant concepts due to the high level of competition to attract qualified employees.

Depreciation and amortization, as a percentage of total revenues, remained consistent at 4.8% in the second quarter of fiscal 1999 when compared to the second quarter of fiscal 1998 and decreased to 4.9% in the first twenty-eight weeks of fiscal 1999 compared to 5.1% in the same period of fiscal 1998. The decrease for the first twenty-eight weeks is mainly due to the reduction in store openings.

Other restaurant operating expenses include rent and utilities, royalties, promotional expense, repairs and maintenance, property taxes and insurance. Other restaurant operating expenses as a percentage of total revenues remained consistent in the second quarter of fiscal 1999 at 24.5% when compared to the second quarter of fiscal 1998 and increased to 24.1% in the first twenty-eight weeks of fiscal 1999 compared to 23.8% in the same period of fiscal 1998. The increase in the first twenty-eight weeks was primarily due to an increase in advertising expenses at the Company's full service restaurant concepts and lower than expected sales in the first quarter due to inclement weather.

General and administrative expenses decreased to $3,625,000 in the second quarter of fiscal 1999 compared to $3,726,000 in the second quarter of fiscal 1998 and to $8,388,000 in the first twenty-eight weeks of fiscal 1999 compared to $8,435,000 in the same period of fiscal 1998. As a percentage of total restaurant sales, general and administrative expenses remained consistent at 6.7% in the second quarter of fiscal 1999 versus the second quarter of fiscal 1998 and increased to 6.9% in the first twenty-eight weeks of fiscal 1999 compared to 6.7% in the same period of fiscal 1998. The increase in the first twenty-eight weeks was primarily due to lower than expected sales in the first quarter due to inclement weather.





Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Amortization of intangibles, as a percentage of total revenues, increased to 0.5% for the second quarter of fiscal 1999 compared to 0.4% in the same period in fiscal 1998 and remained consistent at 0.5% in the first twenty-eight weeks of fiscal 1999 compared to the same period of fiscal 1998. The increase as a percentage of total revenues in the second quarter of fiscal 1999 is due to the decrease in total revenues.

Total other expenses, as a percentage of revenues, decreased to 4.8% for the second quarter of fiscal 1999 from 4.9% during the comparable period in fiscal 1998 and to 4.7% in the first twenty-eight weeks of fiscal 1999 compared to 5.1% in the same period of fiscal 1998. The decrease for the quarter and the first twenty-eight weeks was primarily due to a decrease in interest expense resulting from decreased borrowings and lower interest rates.

The provision for income taxes includes federal and state income taxes using the Company's estimated effective income tax rate for the respective fiscal year. The Company's effective income tax rate was consistent at 60.1% for the second quarter of fiscal 1999 compared to the same period in fiscal 1998 and decreased to 59.9% for the first twenty-eight weeks of fiscal 1999 compared to 62.4% in the same period of fiscal 1998. The decrease in the effective income tax rate for the first twenty-eight weeks is mainly due to implementation of state tax strategies to reduce state income tax expense. The high effective income tax rate for fiscal 1999 is mainly due to a large portion of state taxes being based on criteria other than income.

For the second quarter of fiscal 1999, the Company reported net income of $146,000 compared to net income of $154,000 for the same period of fiscal 1998 and $234,000 in the first twenty-eight weeks of fiscal 1999 compared to $277,000 in the same period of fiscal 1998.
































Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $352,000 at May 9, 1999, a decrease of $2,999,000 from the $3,351,000 at October 25, 1998. Principal uses of funds consisted of: (i) expenditures for property and equipment ($2,195,000), (ii) net reduction in long-term debt (2,000,000) and (iii) purchase of the BFBC note receivable ($4,294,000). Principal sources of funds consisted of (i) those provided by operations ($4,557,000) and (ii) proceeds from sales of property and equipment ($1,449,000).

The Company's primary cash uses in fiscal 1999 will be as follows: finance capital expenditures in connection with the opening of new restaurants, remodeling and maintenance expenditures of existing restaurants and point of sale upgrades. The Company's capital expenditures for fiscal 1999 are expected to be between $9,000,000 and $11,000,000. The Company currently plans to use any remaining cash flow to reduce debt under the Company's revolving credit agreement. During the first quarter of fiscal 1999 the Company purchased a note for $4,294,350 from Chase Bank of Texas in satisfaction of its obligations under a loan guaranty. The purchase of the loan was financed through borrowings under the Company's revolving credit agreement. During fiscal 1999, the Company anticipates opening two to four Burger King restaurants. The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new restaurants opened and the actual expense related to remodeling and maintenance of existing units.

On September 11, 1998, the Company amended its revolving credit agreement with Chase Bank of Texas, as agent for a group of seven banks, providing for borrowings of up to $130,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread. The weighted average interest rate of all borrowing as of May 9, 1999 was 7.75%. The revolving credit agreement is collateralized by the stock of certain subsidiaries of the Company, the $10 million junior subordinated note issued by Bruegger's Corporation, certain interests in its franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's personal property. The revolving credit agreement matures on April 26, 2000, at which time all amounts are due and therefore the revolving credit agreement has been classified as a current liability at May 9, 1999. The Company is currently working on refinancing this revolving credit facility. Although the Company believes it will be able to refinance this facility before its maturity on terms acceptable to the Company, there can be no assurance thereof.


The revolving credit agreement contains, among other provisions, certain restrictive covenants including maintenance of certain prescribed debt and fixed charge coverage ratios, limitations on the incurrence of additional indebtedness, limitations on consolidated capital expenditures, restrictions on the payment of dividends (other than stock dividends) and limitations on the purchase or redemption of shares of the Company's capital stock. The revolving credit agreement also contains a mandatory reduction in borrowing availability on December 31, 1999 to the lesser of $125,000,000 or an amount based on a contractual formula. In addition, based on a contractual formula, the borrowing availability may be reduced on June 30, 1999. At February 14, 1999, the fair value of the amount outstanding under the revolving credit agreement approximated the carrying amount.





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

The Company's State of Readiness. The Company has established a formal plan ("Year 2000 Plan") to (i) test its information technology systems to evaluate Year 2000 compliance, (ii) assess the Year 2000 compliance of its information technology vendors, (iii) assess its non-information technology systems that utilize embedded technology such as micro-controllers and (iv) determine the readiness of third parties such as government agencies, utility companies, telecommunication companies, suppliers and other "non-technology" third party vendors. The Company has completed the testing and assessment of its information technology systems including non-information technology systems that utilize embedded technology. The Company has determined that 48 of its critical systems were Year 2000 compliant by June 8, 1999, 16 will be replaced by its new point of sale equipment and anticipates that the remaining two critical systems will be Year 2000 compliant by October, 1999.

Independent of the Company's Year 2000 Plan, the Company has previously determined it would replace its point of sale equipment in as many as 75 of its full service dining restaurants. This determination was part of the Company's ongoing efforts to enhance financial controls through a centralized, computerized, accounting system to enhance the tracking of data to enable the
Company to better manage its operations.   The Company is currently in the
process of replacing the point of sale equipment in its full service restaurants and expects to complete this process by October, 1999. The Company has determined that the replacement systems are Year 2000 compliant. The Company expects the replacement of the point of sale equipment in its 75 full service restaurants to cost approximately $3 million. The Company anticipates incurring non-cash charges of approximately $500,000 to $750,000 in connection with the disposition of certain of its point of sale equipment. The Company has determined that the point of sale equipment in its 70 Burger King restaurants is Year 2000 compliant.















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

The Company's Contingency Plans. The Company's Year 2000 Plan calls for the development of contingency plans for areas of its business that are susceptible to a substantial risk of a Year 2000 related disruption where the Company determines that such disruption could be mitigated through reasonable, cost effective contingency plans. The Company has not yet developed detailed contingency plans specific to Year 2000 events for any specific area of business. Consistent with its Year 2000 Plan, the Company will develop specific Year 2000 contingency plans for such areas of business as and if such determinations are made

Recently Issued Accounting Standards
-------------------------------------

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

None

Items 3. Defaults upon Senior Securities

None


Item 4 Submission of Matters to Vote of Security Holders

On March 9, 1999, the Company held its annual meeting of shareholders.   At
the meeting, the shareholders elected the following director by the vote indicated to serve until the year 2002 annual meeting of shareholders.

                                                              Broker
                    				             For          Withheld   Non-votes
                                 ----------       --------   ---------
Christopher J. Murphy, III       11,150,031        195,347           0


In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

                         					Term Expires
                              ------------
Daniel B. Fitzpatrick            2000
Arthur J. Decio                  2000
James K. Fitzpatrick	            2001
Ezra H. Friedlander	             2001
Steven M. Lewis   	              2001

PricewaterhouseCoopers, LLP was approved as auditors for the Company for 1999 by the following vote:

11,245,138 For;  80,089 Against; 20,151 Abstentions and Broker non-votes



Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

  (a)	Exhibits

	A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.


  (b)	Reports on Form 8-K

      None




                             Signatures
                             ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        					         	     Quality Dining, Inc.
					                                       (Registrant)


Date:  June 21, 1999	           	            By: /s/Martin Miranda
                                             Vice President & Controller
                                            (Principal accounting officer)





                           INDEX TO EXHIBITS


Exhibit
No.               Description
----------        -----------

27                Financial Data Schedule