Form 10-Q
period 1999-08-01
QUALITY DINING INC
filed 1999-09-14
CIK 917126

SECURITIES AND EXCHANGE COMMISSION
           WASHINGTON, D.C. 20549

                  FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 1, 1999

OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the transition period from  ______________ to ____________________

Commission file number      0-23420


              QUALITY DINING, INC.
------------------------------------------------------
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


                         (219) 271-4600
      ----------------------------------------------------
      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes __X____           No ________

The number of shares of the registrant's common stock outstanding as of September 14, 1999 was 12,754,996.














                    QUALITY DINING, INC.
               QUARTERLY REPORT ON FORM 10-Q
           FOR THE QUARTER ENDED AUGUST 1, 1999
                          INDEX


                                                                Page
                                                              --------
PART I. - Financial Information


Item 1.   Consolidated Financial Statements:

          Consolidated Statements of Operations....................3
          Consolidated Balance Sheets..............................4
          Consolidated Statements of Cash Flows....................5
          Notes to Consolidated Financial Statements...............6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...........14


Part II - Other Information

Item 1.   Legal Proceedings.......................................22

Item 2.   Changes in Securities...................................22

Item 3.   Defaults upon Senior Securities.........................22

Item 4.   Submission of Matters to a Vote of Security Holders.....22

Item 5.   Other Information.......................................22

Item 6.   Exhibits and Reports on Form 8-K........................22

Signatures........................................................23
























Part I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                            QUALITY DINING, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)
               (In thousands, except per share amounts)

                               Twelve Weeks Ended          Forty Weeks Ended
                              August 1,    August 2,      August 1,   August 2,
                                1999         1998           1999        1998
Revenues:                     --------     --------       --------    --------
  Burger King                $  20,599    $  20,262      $  61,993   $  61,276
  Grady's American Grill        16,167       17,553         58,645      63,861
  Chili's Grill & Bar           13,026       13,244         42,593      42,994
  Italian Dining Division        3,673        3,558         12,002      11,471
                               -------      -------        -------     -------
Total revenues                  53,465       54,617        175,233     179,602
                               -------      -------        -------     -------
Operating expenses:
  Restaurant operating expenses:
    Food and beverage           15,540       16,134         51,490      53,191
    Payroll and benefits        15,617       15,711         50,829      51,357
    Depreciation and
    amortization                 2,568        2,586          8,499       8,919
    Other operating expenses    13,300       13,324         42,646      43,083
Total restaurant               -------      -------        -------     -------
  operating expenses            47,025       47,755        153,464     156,550

  General and administrative     3,565        3,642         11,953      12,077
  Amortization of intangibles      251          251            824         824
  Impairment of assets and
    facility closing costs       2,501            -          2,501           -
                               -------      -------        -------     -------
Total operating expenses        53,342       51,648        168,742     169,451
                               -------      -------        -------     -------
Operating income                   123        2,969          6,491      10,151

Other income (expense):
  Interest expense              (2,280)      (2,596)        (7,983)     (9,252)
  Gain (loss) on sale of
   property and equipment            1           (8)          (163)          1
  Interest income                   17           45             91         155
  Other income (expense), net        3          164             13         253
                               -------      -------        -------     -------
Total other expense, net        (2,259)      (2,395)        (8,042)     (8,843)
                               -------      -------        -------     -------
Income (loss) before
  income taxes                  (2,136)         574         (1,551)      1,308
Income tax provision               219          344            570         803
                               -------      -------        -------     -------
Net income (loss)            $  (2,355)   $     230      $  (2,121)  $     505
                               =======      =======        =======     =======

Basic net income(loss)
 per share                   $   (0.19)   $    0.02      $   (0.17)  $    0.04
                               =======      =======        =======     =======
Diluted net income (loss)
  per share                  $   (0.19)   $    0.02      $   (0.17)  $    0.04
                               =======      =======        =======     =======

Weighted average shares outstanding:
Basic                           12,712       12,599         12,637      12,599
                               =======      =======        =======     =======
Diluted                         12,712       12,601         12,637      12,671
                               =======      =======        =======     =======



See Accompanying Notes to Consolidated Financial Statements


                        QUALITY DINING, INC.
                    CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                      (Dollars in thousands)

                                                  August 1,      October 25,
                                                    1999            1998
ASSETS                                           ---------       ---------
Current assets:
  Cash and cash equivalents                     $       67      $    3,351
  Accounts receivable                                2,076           2,358
  Inventories                                        1,870           1,872
  Deferred income taxes                              2,618           2,848
  Other current assets                               1,791           1,568
                                                   -------         -------
Total current assets                                 8,422          11,997
                                                   -------         -------

Property and equipment, net                        127,127         136,764
                                                   -------         -------
Other assets:
  Deferred income taxes                              7,382           7,152
  Trademarks, net                                   12,065          12,320
  Franchise fees and development costs, net          8,888           9,259
  Goodwill, net                                      8,178           8,594
  Notes receivable, less allowance                  10,294           6,000
  Liquor licenses, net                               2,718           2,859
  Other                                              1,173           1,330
                                                   -------         -------
Total other assets                                  50,698          47,514
                                                   -------         -------
Total assets                                    $  186,247      $  196,275
                                                   =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capitalized lease and
    long-term debt                              $    1,361      $      370
  Accounts payable                                   5,762           7,086
  Accrued liabilities                               17,272          19,288
                                                   -------         -------
Total current liabilities                           24,395          26,744

Long-term debt                                     107,502         112,756
Capitalized lease and non-competition
  obligations, principally to related parties,
  less current portion                               5,529           5,849
                                                   -------         -------
Total liabilities                                  137,426         145,349
                                                   -------         -------
Stockholders' equity:
  Preferred stock, without par value:
    5,000,000 shares authorized; none issued
  Common stock, without par value: 50,000,000
    shares authorized; 12,754,996 and 12,619,444
    shares issued, respectively                         28              28
  Additional paid-in capital                       236,887         236,420
  Accumulated deficit                             (187,393)       (185,272)
  Unearned compensation                               (451)              -
                                                   -------         -------
                                                    49,071          50,926
  Less treasury stock, at cost, 20,000 shares          250             250
                                                   -------         -------
Total stockholders' equity                          48,821          50,926
                                                   -------         -------
Total liabilities and stockholders' equity      $  186,247      $  196,275
                                                   =======         =======


See Accompanying Notes to Consolidated Financial Statements.




                       QUALITY DINING, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)
                        (In thousands)


                                                         Forty Weeks Ended
                                                     August 1,      August 2,
                                                       1999           1998
Cash flows from operating activities:                 --------       -------
  Net income (loss)                                  $ (2,121)       $   505
  Adjustments to reconcile net income to  net
   cash provided by operating activities:
    Depreciation and amortization of
      property and equipment                            8,765          8,643
    Amortization of other assets                        1,778          2,304
    Asset impairment charge and facility
      closing costs                                     2,501              -
    Loss(gain)on sale of property and equipment           163             (1)
    Deferred income taxes				                               -            575
    Changes in assets and liabilities:
      Net decrease (increase)in current assets             61          3,619
      Net decrease in current liabilities              (3,340)        (5,034)
    Other                                                  16              -
      Net cash provided by                            -------        -------
        operating activities                            7,823         10,611
                                                      -------        -------
Cash flows from investing activities:
  Purchase of note receivable                          (4,294)             -
  Proceeds from sales of property and equipment         2,704            839
  Purchase of property and equipment                   (4,496)        (5,067)
  Other	                                       							   (288)          (145)
                                                      -------        -------
      Net cash used in investing activities            (6,374)        (4,373)
                                                      -------        -------
Cash flows from financing activities:
  Borrowings of long-term debt                          5,800              -
  Repayment of long-term debt                         (10,100)       (11,600)
  Repayment of capitalized lease obligations
    and non-competition obligations                      (283)          (200)
  Loan financing fees                                    (150)             -
                                                      -------        -------
 Net cash used by financing activities                 (4,733)       (11,800)
                                                      -------        -------
Net decrease in cash and cash equivalents              (3,284)        (5,562)
Cash and cash equivalents, beginning of period          3,351          7,500
                                                      -------        -------
Cash and cash equivalents, end of period            $      67      $   1,938
                                                      =======        =======






See Accompanying Notes to Consolidated Financial Statements.





                  QUALITY DINING, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  August 1, 1999
                   (Unaudited)

Note 1:  Description of Business.

Nature of Business Quality Dining, Inc. (the "Company") operates four distinct restaurant concepts. It owns the Grady's American Grill(R) and two Italian Dining concepts and operates Burger King(R) restaurants and Chili's Grill & Bar(TM) ("Chili's"(R)) as a franchisee of Burger King Corporation and Brinker International, Inc. ("Brinker"), respectively. The Company operates its Italian Dining restaurants under the tradenames of Papa Vino's Italian Kitchenr ("Papa Vino's"(R)) and Spageddies Italian Kitchen(R) ("Spageddies"). As of August 1, 1999, the Company operated 144 restaurants, including 71 Burger King restaurants, 28 Chili's, 37 Grady's American Grill restaurants, four Spageddies and four Papa Vino's.


Note 2:  Basis of Presentation.

The accompanying consolidated financial statements include the accounts of Quality Dining, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the forty week period ended August 1, 1999 are not necessarily indicative of the results that may be expected for the 53-week year ending October 31, 1999.

These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended October 25, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


Note 3: Disposition of Bagel-Related Businesses

On October 20, 1997, the Company sold its bagel-related businesses to Mr. Nordahl L. Brue, Mr. Michael J. Dressell and an entity controlled by them and their affiliates. The Company's board of directors determined to sell the bagel-related businesses after a careful evaluation of the future prospects for the bagel business, the competitive environment that then existed in the bagel segment, and the historical performance of the Company's bagel-related
businesses.   The sale included the stock of Bruegger's Corporation and the stock of all of the other bagel-related businesses. The total proceeds from the sale were $45,164,000. The consideration included the issuance by Bruegger's Corporation of a junior subordinated note in the amount of $10,000,000, which was recorded as $6,000,000 due to a $4,000,000 reserve for legal indemnification, the transfer of 4,310,740 shares of the Company's common stock valued at $21,823,000, owned by Messrs. Brue and Dressell, which were retired, a receivable for purchase price adjustment of $500,000, and $16,841,000 in cash. The subordinated note has an annual interest rate of 12%

                      QUALITY DINING, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        August 1, 1999
                         (Unaudited)


and matures in October 2004. The note provides for interest to be accrued and added to the principal amount of the note through October 2000 and to be paid in cash for the remaining life of the note. The Company has not recognized any interest income from this note. The cash component of the proceeds included an adjustment for the calculation of the net working capital deficit. The calculation used was subject to final adjustment and is being disputed by Messrs. Brue and Dressell. In addition, on or about September 13, 1999,
Messrs. Brue and Dressell asserted a claim for $10 million for breach of representations and warranties under the Share Exchange Agreement.
The Company does not expect the ultimate resolution of these disputes to have a material adverse effect on the Company's financial position or results of operations but there can be no assurance thereof.

Note 4: Impairment of Long-Lived Assets and Facility Closure Expense

The Company recorded non-cash charges totaling $2,501,000 during the third quarter of fiscal 1999 consisting primarily of $650,000 for the disposal of obsolete point of sale equipment in its full service dining restaurants that the Company identified as a result of installing its new point of sale system, $1,047,000 for the estimated costs associated with the anticipated closing of two regional offices and three restaurant locations and $804,000 primarily for a non-cash asset impairment write down for two under-performing restaurants. This non-cash asset impairment charge resulted from the Company's determination that an impairment write down should be considered for certain locations when there is a sustained trend of negative operating performance as measured by restaurant level cash flow. The non-cash facility closure charges include amounts for the write off of fixed assets and other costs related to the closing of these facilities. Each of these non-cash charges represents a reduction of the carrying amount of the assets to their estimated fair market
values.   The Company anticipates that the point of sale equipment disposal and the facilities closures will occur prior to the end of fiscal 1999.


Note 5:  Commitments.

As of August 1, 1999, the Company had commitments aggregating approximately $2,580,000 for restaurant construction and the purchase of new equipment.


Note 6:  Long-Term Debt.

On August 3, 1999 the Company completed the refinancing of its existing debt with a financing package totaling $125,066,000, consisting of a $76,000,000 revolving credit agreement and a $49,066,000 mortgage facility, as described below. The revolving credit agreement was executed with Chase Bank of Texas, as agent for a group of six banks, providing for borrowings of up to $76,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread. The revolving credit agreement is collateralized by the stock of certain subsidiaries of the Company, the $10 million junior subordinated note issued by Bruegger's Corporation, certain interests in the Company's franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's personal property not pledged in the mortgage financing. The revolving credit agreement will mature on October 31, 2002, at which time all amounts outstanding thereunder are due.



                     QUALITY DINING, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     August 1, 1999
                      (Unaudited)


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

The $49,066,000 mortgage facility has 34 separate mortgage notes and the term of each mortgage note is either 15 or 20 years. The notes have fixed rates of interest of either 9.79% or 9.94%. The notes require equal monthly interest and principal payments. The Company used the proceeds of the mortgage facility to repay indebtedness under its existing revolving credit agreement. The mortgage notes are collateralized by a first mortgage/deed of trust and security agreement on the real estate, improvements and equipment on 19 of the Company's Chili's restaurants and 15 of the Company's Burger King restaurants. The mortgage notes contain, among other provisions, certain restrictive covenants including maintenance of a consolidated fixed charge coverage ratio for the financed properties.

As a result of the August 3, 1999 refinancing, the Company has classified its outstanding borrowings as of August 1, 1999 as long-term debt.


Note 7: Earnings (Loss) Per Share

The Company had outstanding at August 1, 1999 common shares totaling 12,754,996. The Company has also granted options to purchase common shares to its employees and outside directors. These options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS 128.

                                    Twelve weeks ended      Forty weeks ended
                                    August 1,  August 2,   August 1,  August 2,
                                      1999       1998        1999       1998
                                    --------   --------    --------   --------
(In thousands, except per share amounts)

Basic net income (loss) per share:
Net income (loss) available to
  common shareholders (numerator)   $(2,355)    $   230    $(2,121)    $   505
                                    =======     =======    =======     =======
Weighted average common shares
  outstanding (denominator)          12,712      12,599     12,637      12,599
                                    =======     =======    =======     =======

Basic net income (loss) per share   $ (0.19)    $  0.02    $ (0.17)    $  0.04
                                    =======     =======    =======     =======









                         QUALITY DINING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                           August 1, 1999
                            (Unaudited)



                                    Twelve weeks ended      Forty weeks ended
                                    August 1,  August 2,   August 1,  August 2,
                                      1999       1998        1999       1998
                                    --------   --------    --------   --------
(In thousands, except per share amounts)

Diluted net income (loss) per share:
Net income (loss) available to
 common shareholders (numerator)     $(2,355)   $   230     $(2,121)    $   505
                                     =======    =======     =======     =======
Weighted average common shares
  outstanding                         12,712     12,599      12,637      12,599
Effect of dilutive securities:
  Options on common stock                  -          2          -           72
                                     -------    -------     ------       ------
Total common shares and dilutive
  securities(denominator)             12,712     12,601     12,637       12,671
                                     =======    =======    =======      =======
Diluted net income per share         $ (0.19)   $  0.02    $ (0.17)     $  0.04
                                     =======    =======    =======      =======

Note 8:  Contingencies.

The Company and certain of its officers and directors are parties to various legal proceedings relating to the Company's purchase, operation and financing of the Company's bagel-related businesses.

Quality Baking, LLC, a franchisee of Bruegger's Franchise Corporation, and Mark Ratterman, Chris Galloway and Peter Shipman, principals of Quality Baking, LLC, commenced an action on July 9, 1997 filed in the United States District Court, for the Eastern District of Missouri, Eastern Division, against the Company, Bruegger's Corporation, Bruegger's Franchise Corporation, Nordahl Brue, Michael Dressell, Daniel B. Fitzpatrick and John Firth.

On April 22, 1998, the Court granted the defendants' Motion to Transfer this matter to the United States District Court for the Northern District of Indiana. The complaint alleges that the plaintiffs purchased their franchises based upon financial representations that have not materialized, that they purchased preferred stock in Bruegger's Corporation based upon false representations, that the defendants falsely represented their intentions with respect to repurchasing bakeries from the plaintiffs, and that the defendants violated implied covenants of good faith and fair dealing. On July 28, 1999, the court dismissed all counts against all of the individual defendants, dismissed the count alleging violations of implied covenants of good faith and fair dealing and dismissed all fraud claims against the Company. The case continues to proceed against the Company on allegations that the Company breached an agreement to repurchase bakeries from the plaintiffs and against the Bruegger's entities on allegations that the plaintiffs purchased their franchises and preferred stock of Bruegger's Corporation based upon false representations and on allegations that Bruegger's Franchise Corporation breached the plaintiffs' franchise and development agreements.



                   QUALITY DINING, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                   August 1, 1999
                     (Unaudited)

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

On or about April 15, 1997, Texas Commerce Bank National Association ("Texas Commerce") made a loan of $4,200,000 (the "Loan") to BFBC Ltd., a Florida limited partnership ("BFBC"). At the time of the Loan BFBC was a franchisee under franchise agreements with Bruegger's Franchise Corporation (the "Franchisor"). The Company at that time was an affiliate of the Franchisor. In connection with the Loan and as an accommodation of BFBC, the Company executed to Texas Commerce a "Guaranty". By the terms of the Guaranty the Company agreed that upon maturity of the Loan by default or otherwise that it would either (1) pay the Loan obligations or (2) buy the Loan and all of the related loan documents (the "Loan Documents") from Texas Commerce or its successors.
In addition several principals of BFBC (the "Principal Guarantors") guaranteed repayment of the Loan by each executing a "Principal Guaranty". On November 10, 1998, Texas Commerce (1) declared that the Loan was in default, (2) notified BFBC, the Principal Guarantors and the Company that all of the Loan obligations were due and payable, and (3) demanded payment.

The Company elected to satisfy its obligations under the Guaranty by purchasing the Loan from Texas Commerce. On November 24, 1998, the Company bought the Loan for $4,294,000. Thereafter, the Company sold the Loan to its Texas affiliate Grady's American Grill, L.P. ("Grady's"). On November 30, 1998 Grady's commenced an action seeking to recover the amount of the Loan from one of the Principal Guarantors, Michael K. Reilly ("Reilly"). As part of this action Grady's also seeks to enforce a Subordination Agreement that was one of the Loan Documents against MKR Investments, L.P., a partnership ("MKR"). Reilly is the general partner of MKR. This action is pending in the United States District Court for the Southern District of Texas Houston Division as Case No. H-98-4015. Reilly has denied liability and filed a counterclaim against Grady's alleging that Grady's engaged in unfair trade practices, violated Florida's "Rico" statute, engaged in a civil conspiracy and violated state and federal securities laws in connection with the Principal Guaranty (the "Counterclaims"). Reilly also filed a third party complaint against Quality Dining, Inc., Grady's American Grill Restaurant Corporation, David M. Findlay, Daniel Fitzpatrick, Bruegger's Corporation, Bruegger's Franchise Corporation, Champlain Management Services, Inc., Nordahl Brue, Michael Dressell and Ed Davis alleging that Reilly invested in BFBC based upon false representations, that the third party defendants violated Florida and Illinois franchise statutes, committed unfair trade practices, violated covenants of good faith and fair dealing, violated the Florida "Rico" statute and violated state and federal securities laws in connection with the Principal Guaranty. Based upon the currently available information, the Company does not believe

                    QUALITY DINING, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     August 1, 1999
                      (Unaudited)


that these matters will have a materially adverse effect on the Company's financial position or results of operations. However, there can be no assurance that the Company will be able to realize sufficient value from Reilly to satisfy the amount of the Loan or that the Company will not incur any liability as a result of the Counterclaims or third party complaint filed by Reilly.

In each of the above cases, one or more present or former officers and directors of the Company have been named as party defendants and the Company has and/or is advancing defense costs on their behalf. Pursuant to the Share Exchange Agreement by and among Quality Dining, Inc., Bruegger's Corporation, Nordahl L. Brue and Michael J. Dressell, the Agreement and Plan of Merger by and among Quality Dining, Inc., Bagel Disposition Corporation and Lethe, LLC, and certain other related agreements entered into as part of the disposition of the Company's bagel-related businesses, the Company is responsible for 50% of the first $14 million of franchise related litigation expenses, inclusive of attorney's fees, costs, expenses, settlements and judgments (collectively "Franchise Damages"). Bruegger's Corporation and certain of its affiliates are obligated to indemnify the Company from all other Franchise Damages. The Company is obligated to pay the first $3 million of its share of Franchise Damages in cash. Through August 1, 1999, the Company had paid approximately $1.8 million in cash and assigned its $1.2 million note from BruWest to Bruegger's Corporation which together have satisfied the Company's remaining obligation to pay cash in respect of Franchise Damages. The remaining $4 million of the Company's share of Franchise Damages is payable by crediting amounts owed to the Company pursuant to the $10 million junior subordinated note issued to the Company by Bruegger's Corporation. Through August 1, 1999, the outstanding balance due under the junior subordinated note has been reduced by $600,000 in respect of Franchise Damages. Based upon the currently available information, the Company does not believe that these cases individually or in the aggregate will have a material adverse effect on the Company's financial position and results of operations but there can be no assurance thereof. Such assessment is based in part upon the Company's belief that Bruegger's Corporation has and will continue to have the ability to perform its indemnity obligations.

On or about September 13, 1999, Messrs. Brue and Dressell have asserted a claim of breach of representations and warranties under the Share Exchange Agreement. The Company does not expect the ultimate resolution of this dispute to have a material adverse effect on the Company's financial position or results of operations but there can be no assurance thereof.

James T. Bies filed a shareholder derivative action in the United States District Court for the Southern District of Michigan on October 14, 1997. A derivative action is an action on behalf of the Company in which any recovery against the defendants would be payable to the Company. The complaint named as defendants 12 individuals who are current or former directors or officers of the Company. The complaint alleged that the individual defendants as directors breached fiduciary duties to the Company by approving certain transactions in 1997 involving loans to Bagel Acquisition Corporation that allegedly benefited Daniel B. Fitzpatrick, the Company's Chairman, President and Chief Executive Officer. The plaintiff also alleged that individual defendants participated in a "conspiracy to waste, dissipate, and improperly use funds, property and assets" of the Company for the benefit of Bagel Acquisition Corporation and Mr. Fitzpatrick. The plaintiff alleged that the Company and its shareholders had been damaged in an amount in excess of $28,000,000. The relief sought also included the appointment of a receiver, an accounting and attorney's fees. On April 27, 1998, the Court dismissed the complaint without prejudice, for failure to make a "demand" upon the Company's board of directors that the Company institute the action. By letter dated May 12, 1998, Mr. Bies demanded

                      QUALITY DINING, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                      August 1, 1999
                       (Unaudited)

that the Company pursue these claims against the defendants. In accordance with the Indiana Business Corporation Law ("IBCL"), the board of directors appointed a special committee of three disinterested outside directors and one other disinterested person to investigate the allegations. The three disinterested outside directors are Messrs. Decio, Lewis and Murphy (named defendants in the action) and the disinterested person is David T. Link, Dean of the University of Notre Dame Law School. As required by the IBCL, the special committee was charged with evaluating the claim and determining whether it is in the best interests of the Company to pursue this matter. Subsequent to the establishment of the special committee, Mr. Bies refiled his action on July 30, 1998. As a result of its investigation of Mr. Bies' demand, the special committee has determined that the claims identified by Mr. Bies are without merit and therefore it would not be in the Company's best interests to pursue them. As a result, on January 6, 1999, the special committee filed a motion to dismiss or alternatively for summary judgment, which was denied on April 20, 1999 essentially because the Court was unable to determine, on the record before it, whether the special committee was disinterested. The Court has denied the Company's subsequent request to schedule an evidentiary hearing to assist in this determination. The Company does not believe this matter will have a material adverse effect on the Company's financial position or results of operations.

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








                     QUALITY DINING, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                       August 1, 1999
                        (Unaudited)


Note 10: Restricted Stock Awards.

On June 1, 1999, the Company repurchased 298,340 options that had previously been issued under its 1993 Stock Option and Incentive Plan, at strike prices ranging from $13.60 to $34.50, for their fair value of $44,751, or $0.15 per
option.   These options are not available to be reissued.

On June 1, 1999, the Company also implemented a Long Term Incentive
Compensation Plan (the "Long Term Plan") for seven of its executive officers and certain other senior executives (the "Participants"). The Long Term Plan is designed to incent and retain those individuals who are critical to achieving the Company's long term business objectives. The Long Term Plan consists of
(a) options granted with an exercise price equal to the closing price of the Company's stock on June 1, 1999, which vest over three years; (b) restricted stock awards of 155,552 shares which vest on June 1, 2006, subject to accelerated vesting in the event the price of the Company's common stock achieves certain targets; and, for certain Participants, (c) a cash bonus payable at the conclusion of fiscal year 2000. The Company also entered into agreements with five of its executive officers and two other senior executives pursuant to which the employees have agreed not to compete with the Company for a period of time after the termination of their employment and are entitled to receive certain payments in the event of a change of control of the Company.

As a result of these grants, the Company recorded a capital contribution and offsetting deferred charge of approximately $467,000 for unearned compensation. The deferred charge is equal to the number of shares granted multiplied by a share price of $3.00, which was the Company's closing share price on the day of the grant. The deferred charge is classified in the equity section of the Company's consolidated balance sheet as unearned compensation and is being amortized on a straight-line basis over the vesting period.



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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages which certain items of revenue and expense bear to total revenues.

                                    Twelve Weeks Ended       Forty Weeks Ended
                                  August 1,  August 2,     August 1,  August 2,
                                    1999       1998          1999       1998
                                  --------   --------      --------   --------
Total revenues                      100.0%     100.0%        100.0%     100.0%

Operating expenses:
  Restaurant operating expenses
    Food and beverage                29.1       29.5          29.4       29.6
    Payroll and benefits             29.2       28.8          29.0       28.6
    Depreciation and amortization     4.8        4.7           4.9        5.0
    Other operating expenses         24.9       24.4          24.3       24.0
                                    -----      -----         -----      -----
    Total restaurant operating
      expenses                       88.0       87.4          87.6       87.2

  General and administrative          6.7        6.7           6.8        6.7
  Amortization of intangibles         0.5        0.5           0.5        0.5
  Impairment of assets and
    facility closing costs            4.7          -           1.4          -
                                    -----      -----         -----      -----
    Total operating expenses         99.9       94.6          96.3       94.4
                                    -----      -----         -----      -----
Operating income                      0.1        5.4           3.7        5.6
                                    -----      -----         -----      -----
Other income (expense):
  Interest expense                   (4.2)      (4.8)         (4.6)      (5.2)
  Interest incom                        -         .1            .1         .1
  Other income (expense), net           -         .3           (.1)        .1
                                    -----      -----         -----      -----
    Total other expense, net         (4.2)      (4.4)         (4.6)      (5.0)
                                    -----      -----         -----      -----
Income (loss) before income taxes    (4.1)       1.0          (0.9)       0.6
Income tax provision                  0.4        0.6           0.3        0.4
                                    -----      -----         -----      -----
Net income (loss)                    (4.5)%      0.4%         (1.2)%      0.2%
                                    =====      =====         =====      =====














Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Revenues for the Company were $53,465,000 for the third quarter of fiscal 1999 versus $54,617,000 for the comparable period in fiscal 1998, a decrease of $1,152,000. Restaurant sales for the first forty weeks of fiscal 1999 were $175,233,000 versus $179,602,000 for the comparable period in fiscal 1998, a decrease of $4,369,000.

The Company's Burger King restaurant sales increased $337,000 to $20,599,000 in the third quarter of fiscal 1999 when compared to restaurant sales of $20,262,000 in the same period in fiscal 1998. The Company's Burger King restaurants had average weekly sales of $24,324 in the third quarter of fiscal 1999 versus $24,728 in the same period in fiscal 1998. The decrease in average weekly sales was offset by revenues of $614,000 from three units open in fiscal 1999 that were not open or not open for the full quarter in fiscal 1998. The Company's Burger King restaurant sales increased $717,000 to $61,993,000 for the first forty weeks of fiscal 1999 compared to $61,276,000 for the comparable period in fiscal 1998. Average weekly sales were $22,086 in the first forty weeks of fiscal 1999 versus $22,816 in the same period in fiscal 1998. The decline in average weekly sales for the first forty weeks of fiscal 1999 resulted primarily from inclement weather during the first quarter of fiscal 1999. The decrease in average weekly sales was offset by revenues of $2,247,000 from four units open in fiscal 1999 that were not open or not open for the full forty weeks in fiscal 1998.

Sales in the Company's Grady's American Grill restaurant division decreased $1,386,000 to $16,167,000 in the third quarter of fiscal 1999 compared to sales of $17,553,000 in the same period in fiscal 1998. The decrease was partly attributable to the sale of one unit in fiscal 1998 and two units in fiscal 1999. The absence of these units contributed approximately $675,000 to the sales decrease. The Company's Grady's American Grill restaurants had average weekly sales of $35,688 in the third quarter of fiscal 1999 versus $36,569 in the same period in fiscal 1998. The Company's promotional activity was not as expansive as it was in the third quarter of fiscal 1998, thereby reducing promotional related sales. Sales in the Company's Grady's American Grill restaurant division for the first forty weeks of fiscal 1999 decreased $5,216,000 to $58,645,000 compared to $63,861,000 for the same period in fiscal 1998. The absence of the three units which were sold contributed approximately $2,115,000 to the sales decrease. Average weekly sales were $38,608 in the first forty weeks of fiscal 1999 versus $39,913 in the same period in fiscal 1998. The decrease resulted primarily from inclement weather in several key markets during the first quarter of fiscal 1999 and reduced promotional activity, thereby reducing promotional related sales.


The Company's Chili's Grill & Bar restaurant sales decreased $218,000 to $13,026,000 in the third quarter of fiscal 1999 compared to $13,244,000 in the same period in fiscal 1998. Average weekly sales were $38,767 in the third quarter of fiscal 1999 versus $39,417 in the same period of fiscal 1998. The Company's Chili's Grill & Bar restaurant sales for the first forty weeks of fiscal 1999 decreased $401,000 to $42,593,000 compared to $42,994,000 for the same period in fiscal 1998. Average weekly sales were $38,029 in the first forty weeks of fiscal 1999 versus $38,388 in the same period in fiscal 1998.











Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


The Company's Italian Dining division restaurant sales increased $115,000 to $3,673,000 in the third quarter of fiscal 1999 compared to $3,558,000 in the same period in fiscal 1998. Average weekly sales were $38,270 in the third quarter of fiscal 1999 versus $37,065 in the same period of fiscal 1998. The Company's Italian Dining division restaurant sales for the first forty weeks of fiscal 1999 increased $531,000 to $12,002,000 compared to $11,471,000 for the same period in fiscal 1998. Average weekly sales were $37,506 in the first forty weeks of fiscal 1999 versus $35,848 in the same period in fiscal 1998.

Total restaurant operating expenses, as a percentage of restaurant sales, were 88.0% for the third quarter of fiscal 1999 versus 87.4% in the third quarter of fiscal 1998 and 87.6% in the first forty weeks of fiscal 1999 versus 87.2% in the same period of fiscal 1998. The following factors influenced the operating margins.

Food and beverage costs were 29.1% of total revenues in the third quarter of fiscal 1999 compared to 29.5% of total revenues in the same period in fiscal 1998 and 29.4% in the first forty weeks of fiscal 1999 compared to 29.6% in the same period of fiscal 1998. The decrease as a percentage of total revenue was mainly due to increased efficiencies and favorable commodity prices that resulted in decreased food costs at the Company's Burger King, Chili's and Italian Dining restaurants.

Payroll and benefits were 29.2% of total revenues in the third quarter of fiscal 1999 versus 28.8% in the same period of fiscal 1998 and 29.0% in the first forty weeks of fiscal 1999 compared to 28.6% in the same period of fiscal 1998. Payroll and benefits increased as a percentage of total revenues in the Company's Burger King, Grady's American Grill and Chili's divisions. Overall, the Company has increased hourly wages at each of its restaurant concepts due to the high level of competition to attract qualified employees.

Depreciation and amortization, as a percentage of total revenues, remained relatively consistent at 4.8% in the third quarter of fiscal 1999 when compared to 4.7% in the third quarter of fiscal 1998 and 4.9% in the first forty weeks of fiscal 1999 compared to 5.0% in the same period of fiscal 1998.

Other restaurant operating expenses include rent and utilities, royalties, promotional expense, repairs and maintenance, property taxes and insurance. Other restaurant operating expenses as a percentage of total revenues increased in the third quarter of fiscal 1999 to 24.9% when compared to 24.4% in third quarter of fiscal 1998 and increased to 24.3% in the first forty weeks of fiscal 1999 compared to 24.0% in the same period of fiscal 1998. The increase was primarily due to an increase in advertising expenses at the Company's full service restaurant concepts.

General and administrative expenses decreased to $3,565,000 in the third quarter of fiscal 1999 compared to $3,642,000 in the third quarter of fiscal 1998 and to $11,953,000 in the first forty weeks of fiscal 1999 compared to $12,077,000 in the same period of fiscal 1998. As a percentage of total restaurant sales, general and administrative expenses remained consistent at 6.7% in the third quarter of fiscal 1999 versus the third quarter of fiscal 1998 and increased to 6.8% in the first forty weeks of fiscal 1999 compared to 6.7% in the same period of fiscal 1998. The increase in the first forty weeks was primarily due to lower than expected sales in the first quarter due to inclement weather.








Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company recorded non-cash charges totaling $2,501,000 during the third quarter of fiscal 1999 consisting primarily of $650,000 for the disposal of obsolete point of sale equipment in its full service dining restaurants that the Company identified as a result of installing its new point of sale system, $1,047,000 for the estimated costs associated with the anticipated closing of two regional offices and three restaurant locations and $804,000 primarily for a non-cash asset impairment write down for two under-performing restaurants. This non-cash asset impairment charge resulted from the Company's determination that an impairment write down should be considered for certain locations when there is a sustained trend of negative operating performance as measured by restaurant level cash flow. The non-cash facility closure charges include amounts for the write off of fixed assets and other costs related to the closing of these facilities. Each of these non-cash charges represents a reduction of the carrying amount of the assets to their estimated fair market
values.   The Company anticipates that the point of sale equipment disposal and the facilities closures will occur prior to the end of fiscal 1999.

Amortization of intangibles, as a percentage of total revenues, remained consistent at 0.5% for the third quarter of fiscal 1999 and the first forty weeks of fiscal 1999, when compared to the same periods in fiscal 1998.

Total other expenses, as a percentage of revenues, decreased to 4.2% for the third quarter of fiscal 1999 from 4.4% during the comparable period in fiscal 1998 and to 4.6% in the first forty weeks of fiscal 1999 compared to 5.0% in the same period of fiscal 1998. The decrease for the quarter and the first forty weeks was primarily due to a decrease in interest expense resulting from decreased borrowings and lower interest rates.

The provision for income taxes includes federal and state income taxes using the Company's estimated effective income tax rate for the respective fiscal year. The Company had an income tax provision for the third quarter of fiscal 1999 of $219,000 compared to $344,000 for the same period of fiscal 1998 and an income tax provision for the first forty weeks of fiscal 1999 of $570,000 compared to a net income tax provision of $803,000 in the same period of fiscal 1998. The decrease in the income tax provision for the third quarter and the first forty weeks of fiscal 1999 was mainly due to implementation of state tax strategies to reduce state income tax expense.

For the third quarter of fiscal 1999, the Company reported net loss of $2,355,000 compared to net income of $230,000 for the same period of fiscal 1998 and a net loss of $2,121,000 in the first forty weeks of fiscal 1999 compared to net income of $505,000 in the same period of fiscal 1998.
















Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $67,000 at August 1, 1999, a decrease of $3,284,000 from the $3,351,000 at October 25, 1998. Principal uses of funds consisted of: (i) expenditures for property and equipment ($4,496,000), (ii) net reduction in long-term debt ($4,300,000) and (iii) purchase of the BFBC note receivable ($4,294,000). Principal sources of funds consisted of (i) those provided by operations ($7,823,000) and (ii) proceeds from sales of property and equipment ($2,704,000).

The Company's primary cash uses in fiscal 1999 will be as follows: finance capital expenditures in connection with the opening of new restaurants, remodeling and maintenance expenditures of existing restaurants and point of sale upgrades. The Company's capital expenditures for fiscal 1999 are expected to be approximately $9,000,000. The Company currently plans to use any remaining cash flow to reduce debt under the Company's revolving credit agreement. During the first quarter of fiscal 1999 the Company purchased a note for $4,294,350 from Texas Commerce in satisfaction of its obligations under a loan guaranty. The purchase of the note was financed through borrowings under the Company's revolving credit agreement. During fiscal 1999, the Company has opened one Burger King restaurant and does not anticipate opening any additional restaurants during fiscal 1999. The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new restaurants opened and the actual expense related to remodeling and maintenance of existing units.

On August 3, 1999 the Company completed the refinancing of its existing debt with a financing package totaling $125,066,000, consisting of a $76,000,000 revolving credit agreement and a $49,066,000 mortgage facility, as described below. The revolving credit agreement was executed with Chase Bank of Texas, as agent for a group of six banks, providing for borrowings of up to $76,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread. The revolving credit agreement is collateralized by the stock of certain subsidiaries of the Company, the $10 million junior subordinated note issued by Bruegger's Corporation, certain interests in the Company's franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's personal property not pledged in the mortgage financing. The revolving credit agreement will mature on October 31, 2002, at which time all amounts outstanding thereunder are due.

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

The $49,066,000 mortgage facility has 34 separate mortgage notes and the term of each mortgage note is either 15 or 20 years. The notes have fixed rates of interest of either 9.79% or 9.94%. The notes require equal monthly interest and principal payments. The Company used the proceeds of the mortgage facility to repay indebtedness under its existing revolving credit agreement.






Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The mortgage notes are collateralized by a first mortgage/deed of trust and security agreement on the real estate, improvements and equipment on 19 of the Company's Chili's restaurants and 15 of the Company's Burger King restaurants. The mortgage notes contain, among other provisions, certain restrictive covenants including maintenance of a consolidated fixed charge coverage ratio for the financed properties.

As a result of the August 3, 1999 refinancing, the Company has classified its outstanding borrowings as of August 1, 1999 as long-term debt.

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

The Company's State of Readiness. The Company has established a formal plan ("Year 2000 Plan") to (i) test its information technology systems to evaluate Year 2000 compliance, (ii) assess the Year 2000 compliance of its information technology vendors, (iii) assess its non-information technology systems that utilize embedded technology such as micro-controllers and (iv) determine the readiness of third parties such as government agencies, utility companies, telecommunication companies, suppliers and other "non-technology" third party vendors. The Company has completed the testing and assessment of its information technology systems including non-information technology systems that utilize embedded technology. The Company has determined that 50 of its critical systems were Year 2000 compliant as of September 9, 1999, and anticipates that the remaining sixteen critical systems will be Year 2000 compliant by October, 1999.

Independent of the Company's Year 2000 Plan, the Company had previously determined it would replace its point of sale equipment in as many as 75 of its full service dining restaurants. This determination was part of the Company's ongoing efforts to enhance financial controls through a centralized, computerized, accounting system to enhance the tracking of data to enable the
Company to better manage its operations.   The Company is currently in the
process of replacing the point of sale equipment in its full service restaurants and expects to complete this process by October, 1999. The Company has determined that the replacement systems are Year 2000 compliant. The Company expects the replacement of the point of sale equipment in its full service restaurants to cost approximately $3 million. During the third quarter of fiscal 1999, the Company recorded a non-cash charge of $650,000 in connection with the disposition of certain of its obsolete point of sale equipment that the Company identified as a result of installing its new point of sale system. The Company has determined that the point of sale equipment in its 70 Burger King restaurants is Year 2000 compliant.














Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



Costs to Address the Company's Year 2000 Issues. The Company expenses costs associated with its Year 2000 Plan as the costs are incurred except for costs that the Company would otherwise capitalize. The Company does not expect the costs associated with its Year 2000 Plan to have a material adverse effect on its financial position or results of operations. The Company is unable to estimate the costs it may incur as a result of Year 2000 problems suffered by third parties with which it deals. The Company has surveyed its critical vendors, other than utilities and government agencies, and believes that either each vendor was Year 2000 compliant by June, 1999 or, if not, suitable alternative suppliers that are Year 2000 compliant will be available.

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

None

Items 3. Defaults upon Senior Securities

None


Item 4 Submission of Matters to Vote of Security Holders

None


Item 5. Other Information

On June 1, 1999, the Company repurchased 298,340 options that had previously been issued under its 1993 Stock Option and Incentive Plan, at strike prices ranging from $13.60 to $34.50, for their fair value of $44,751, or $0.15 per
option.   These options are not available to be reissued.

On June 1, 1999, the Company also implemented a Long Term Incentive
Compensation Plan (the "Long Term Plan") for seven of its executive officers and certain other senior executives (the "Participants"). The Long Term Plan is designed to incent and retain those individuals who are critical to achieving the Company's long term business objectives. The Long Term Plan consists of
(a) options granted with an exercise price equal to the closing price of the Company's stock on June 1, 1999, which vest over three years; (b) restricted stock awards of 155,552 shares which vest on June 1, 2006, subject to accelerated vesting in the event the price of the Company's common stock achieves certain targets; and, for certain Participants, (c) a cash bonus payable at the conclusion of fiscal year 2000. The Company also entered into agreements with five of its executive officers and two other senior executives pursuant to which the employees have agreed not to compete with the Company for a period of time after the termination of their employment and are entitled to receive certain payments in the event of a change of control of the Company.

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

					         	     Quality Dining, Inc.
					                 (Registrant)

                                                 ______________________
Date:  September 13, 1999	      	            By: /s/Martin Miranda
                                                 Vice President & Controller
                                                 (Principal accounting officer
                                                  and duly authorized officer)






































INDEX TO EXHIBITS

Exhibit No.	             Description
-----------            -----------------------------------------------------
4-A	                   Form of Mortgage, Assignment of Rents, Fixture Filing
                       and Security Agreement

4-B	                   Form of Lease

4-C	                   Form of Promissory Note

4-D	                   Intercreditor Agreement by and among Burger King
                       Corporation, the Company and Chase Bank of Texas, National Association, NBD Bank, N.A. and NationsBank, N.A. effective as of May 11, 1999

4-E	                   Intercreditor Agreement by and among Captec Financial
                       Group, Inc., CNL Financial Services, Inc., Chase Bank of Texas, National Association and the Company dated August 3, 1999

4-F	                   Collateral Assignment of Lessee's Interest in Leases
                       by and between Southwest Dining, Inc. and Chase Bank of Texas, National Association dated July 26, 1999

4-G	                   Collateral Assignment of Lessee's Interest in Leases
                       by and between Grayling Corporation and Chase Bank of Texas, National Association dated July 26, 1999

4-H	                   Collateral Assignment of Lessee's Interest in Leases
                       by and between Bravokilo, Inc. and Chase Bank of Texas, National Association dated July 26, 1999

4-I	                   Third Amended and Restated Revolving Credit Agreement
                       dated as of May 11, 1999 by and between Quality
                       Dining, Inc. and GAGHC, Inc., as Borrowers, Chase Bank of Texas, National Association, as Administrative
                       Agent, NBD Bank, N.A., as Documentation Agent, NationsBank, N.A. (South) as Co-Agent, and LaSalle
                       Bank, N.A., The Northern Trust Company, KeyBank
                       National Association (successor in interest to Society National Bank), SunTrust Bank, Central Florida, N.A. (collectively the "Banks")

4-J	                  First Amendment to Third Amended and Restated Revolving
                      Credit Agreement dated as of July 26, 1999 by and between Quality Dining, Inc., and GAGHC, Inc., as
                      Borrowers and the Banks


4-K	                  Second Amendment to Third Amended and Restated
                      Revolving Credit Agreement dated as of September 9, 1999 by and between Quality Dining, Inc. and GAGHC, Inc., Banks which are Party thereto and Chase Bank of Texas, National Association.


INDEX TO EXHIBITS (continued)

Exhibit No.	             Description
-----------             ------------------------------------------------

10-D	                   Second Amendment to Development Agreement by and
                        between Southwest Dining, Inc. and Brinker
                        International, Inc. dated July 26, 1999

10-G	                   Employment Agreement between the Company and John C.
                        Firth dated August 24, 1999.

10-Q	                   Non Compete Agreement between the Company and James K.
                        Fitzpatrick dated June 1, 1999

10-R	                   Non Compete Agreement between the Company and Gerald
                        O. Fitzpatrick dated June 1, 1999

10-S                     Non Compete Agreement between the Company and David M.
                         Findlay dated June 1, 1999

10-U	                   Non Compete Agreement between the Company and Robert
                        C. Hudson dated June 1, 1999

10-AH	                   Agreement for Purchase of Options between the Company
                         and Daniel B. Fitzpatrick dated June 1, 1999

10-AI Agreement for Purchase of Options between the Company and John C. Firth dated June 1, 1999

10-AJ	                   Agreement for Purchase of Options between the Company
                         and James K. Fitzpatrick dated June 1, 1999

10-AK	                   Agreement for Purchase of Options between the Company
                         and Gerald O. Fitzpatrick dated June 1, 1999

10-AL	                   Agreement for Purchase of Options between the Company
                         and David M. Findlay dated June 1, 1999

10-AM	                   Agreement for Purchase of Options between the Company
                         and Robert C. Hudson dated June 1, 1999

10-AN	                   Agreement for Purchase of Options between the Company
                         and Patrick J. Barry dated June 1, 1999

10-AO	                   Agreement for Purchase of Options between the Company
                         and Marti'n Miranda dated June 1, 1999

10-AP	                   Agreement for Restricted Shares Granted Under Quality
                         Dining, Inc. 1997 Stock Option and Incentive Plan between the Company and Daniel B. Fitzpatrick dated June 1, 1999

10-AQ	                   Agreement for Restricted Shares Granted Under Quality
                         Dining, Inc. 1997 Stock Option and Incentive Plan between the Company and John C. Firth dated June 1, 1999



INDEX TO EXHIBITS (continued)

Exhibit No.	             Description
----------               -----------------------------------------------------
10-AR	                   Agreement for Restricted Shares Granted Under Quality
                         Dining, Inc. 1997 Stock Option and Incentive Plan between the Company and James K. Fitzpatrick dated
                         June 1, 1999

10-AS	                   Agreement for Restricted Shares Granted Under Quality
                         Dining, Inc. 1997 Stock Option and Incentive Plan between the Company and Gerald O. Fitzpatrick dated June 1, 1999

10-AT	                   Agreement for Restricted Shares Granted Under Quality
                         Dining, Inc. 1997 Stock Option and Incentive Plan between the Company and David M. Findlay dated June 1, 1999

10-AU	                   Agreement for Restricted Shares Granted Under Quality
                         Dining, Inc. 1997 Stock Option and Incentive Plan between the Company and Robert C. Hudson dated June 1, 1999

10-AV	                   Agreement for Restricted Shares Granted Under Quality
                         Dining, Inc. 1997 Stock Option and Incentive Plan between the Company and Patrick J. Barry dated June 1, 1999

10-AW	                   Agreement for Restricted Shares Granted Under Quality
                         Dining, Inc. 1997 Stock Option and Incentive Plan between the Company and Marti'n Miranda dated June 1, 1999

10-AX Consulting agreement between the Registrant and William R. Schonsheck dated August 13, 1999

27	                      Financial Data Schedule