Form 10-K
period 1999-10-31
QUALITY DINING INC
filed 2000-01-25
CIK 917126

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended October 31, 1999

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Transition period from to

                          Commission File No. 0-23420

                             QUALITY DINING, INC.
            (Exact name of registrant as specified in its charter)


               Indiana                                 35-1804902
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

      4220 Edison Lakes Parkway                           46545
         Mishawaka, Indiana                            (zip Code)
   (Address of principal executive
              offices)

(Registrant's telephone number, including area code) (219) 271-4600

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

                                  $24,095,790

   Aggregate market value of the voting stock held by nonaffiliates of the Registrant based on the last sale price for such stock at November 25, 1999 (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are "affiliates").

                                  12,474,009

   Number of shares of Common Stock, without par value, outstanding at January 14, 2000.

                      DOCUMENT INCORPORATED BY REFERENCE

   Portions of the following document have been incorporated by reference into this Annual Report on Form 10-K

IDENTITY OF DOCUMENT        PART OF FORM 10-K INTO WHICH DOCUMENT IS INCORPORATED

Definitive Proxy Statement  PART III
 for the Annual Meeting of
 Shareholders to be held
 March 7, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             QUALITY DINING, INC.
                              Mishawaka, Indiana
              Annual Report to Securities and Exchange Commission
                               October 31, 1999

                                    PART I

ITEM 1. BUSINESS.

General

   Quality Dining, Inc. (the "Company") operates four distinct restaurant concepts. It owns the Grady's American Grill(R) and two Italian Dining concepts and operates Burger King(R) restaurants and Chili's Grill & Bar(TM) ("Chili's"(R)) as a franchisee of Burger King Corporation and Brinker International, Inc. ("Brinker"), respectively. The Company operates its Italian Dining restaurants under the tradenames of Spageddies Italian Kitchen(R) ("Spageddies"(R)) and Papa Vino's Italian Kitchen(R) ("Papa Vino's"(R)). As of October 31, 1999, the Company operated 142 restaurants, including 70 Burger King restaurants, 28 Chili's, 36 Grady's American Grill restaurants, four Spageddies and four Papa Vino's.

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

Disposition of Bagel-Related Businesses

   On October 20, 1997, the Company sold its bagel-related businesses to Mr. Nordahl L. Brue, Mr. Michael J. Dressell and an entity controlled by them and their affiliates. The Company's board of directors determined to sell the bagel-related businesses after a careful evaluation of the future prospects for the bagel business, the competitive environment that then existed in the bagel segment, and the historical performance of the Company's bagel-related businesses. The sale included the stock of Bruegger's Corporation and the stock of all of the other bagel-related businesses. The total proceeds from the sale were $45,164,000. The consideration included the issuance by Bruegger's Corporation of a junior subordinated note in the amount of $10,000,000, which was recorded as $6,000,000 due to a $4,000,000 reserve for legal indemnification, the transfer of 4,310,740 shares of the Company's common stock valued at $21,823,000, owned by Messrs. Brue and Dressell, which were retired, a receivable for purchase price adjustment of $500,000, and $16,841,000 in cash. The subordinated note has an annual interest rate of 12% and matures in October 2004. Interest will be accrued and added to the principal amount of the note through October 2000 and will be paid in cash for the remaining life of the note. The Company has not recognized any interest income from this note. The Company will continue to review the financial condition of Bruegger's Corporation based upon available information to assess the collectability of the note. The cash component of the proceeds included an adjustment for the calculation of the net working capital deficit. The calculation used was subject to final adjustment and is being disputed by Messrs. Brue and Dressell. See ITEM 3--Legal Proceedings.

   During the second quarter of fiscal 1997, the Company recorded a non-cash impairment charge of $185,000,000 and a store closing charge of $15,513,000 as a result of its decision to divest its bagel-related businesses. The consummation of the sale of the bagel-related businesses in fiscal 1997 did not result in any additional gain or loss.

Business Strategy

   The Company's fundamental business strategy is to optimize the cash flow of its operations through proven operating management, reduce debt and appropriately grow the Company's restaurant concepts in a manner focusing on total customer satisfaction, while maximizing the long term value of the Company for its shareholders. Management's operating philosophy, which is shared by all of the Company's concepts, is comprised of the following key elements:

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

   Hands-On Management Style. Members of the Company's senior management are actively involved in the operations of each of the Company's restaurant concepts. This active management approach is a key factor in the Company's efforts to control costs and optimize operating income.

   Quality Franchise Partners. The Company has historically sought franchisors with established reputations for leadership in their various segments of the restaurant industry who have proven integrity and share the Company's focus on value, customer service and quality.

   Use of Technology. The Company actively tracks the performance of its business utilizing computer and point-of-sale technology. In addition, the Company's voice and data communications systems provide timely and accurate reporting.

Expansion

   The Company currently plans to open three to five Burger King restaurants and two to three full service restaurants in fiscal 2000. The Company's long term expansion strategy is focused on the development of restaurants in existing markets in order to achieve increased market penetration. In addition, the Company may consider strategic acquisitions in the Burger King system. During fiscal 1999, the Company added one new Burger King restaurant, closed one Burger King restaurant, closed one Grady's American Grill restaurant and sold two Grady's American Grill restaurants. At the end of fiscal 1999, the Company operated 36 Grady's American Grill restaurants, four Spageddies, four Papa Vino's, 70 Burger King restaurants and 28 Chili's restaurants.

   The amount of the Company's total investment to develop new restaurants depends upon various factors, including prevailing real estate prices and lease rates, raw material costs and construction labor costs in each market in which a new restaurant is to be opened. The Company may own or lease the real estate for future development.

   The Company's ability to manage the diverse operations resulting from its past growth will be essential to its ability to succeed. Prior to fiscal 1996, the Company's business historically was focused primarily on the development and operation of Burger King restaurants and Chili's restaurants. The Grady's American Grill and Italian Dining concepts have varying degrees of name recognition. Although the Company opened its first Spageddies in 1994, the Company's Italian Dining concepts are not yet time proven. In addition, the Company's acquisitions of Grady's American Grill and Spageddies have caused it to assume many functions performed by the previous owners, requiring increased staffing and expenditures in various areas including advertising and marketing, purchasing, management information systems.

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

   Advertising and Marketing. Pursuant to its franchise agreements with Brinker, the Company contributes 0.5% of sales from each restaurant to Brinker for advertising and marketing to benefit all restaurants. As part of a system-wide promotional effort, the Company has agreed that for the period beginning September 1, 1999 and ending August 30, 2000, it will pay an additional advertising fee of 0.375% of sales. The Company is also required to spend 2% of sales from each restaurant on local advertising. The Company's advertising expenditures typically exceed the levels required under its agreements with Brinker and the Company spends substantially all of its advertising dollars on television and radio advertising. The Company also conducts promotional marketing efforts targeted at its various local markets.

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

Grady's American Grill

   General. Grady's American Grill restaurants feature high-quality food in a classic American style, served in a warm and inviting setting. Prior to the Company's acquisition of the concept from Brinker on December 21, 1995, Brinker owned and operated 35 of the 36 Grady's American Grill restaurants now owned and operated by the Company. The Company's Grady's American Grill concept is proprietary and provides the Company with flexibility for expansion and development.

   Menu. The Grady's American Grill menu features signature prime rib, high-quality steaks, daily servings of seafood, inviting salads, sandwiches, soups and high quality desserts. Entrees emphasize on-premise scratch preparation in a classic American style.

   Advertising and Marketing. As the owner of the Grady's American Grill concept, the Company has full responsibility for marketing and advertising. The Company expects to focus advertising and marketing efforts in local print media, use of direct mail programs, television and radio, with total expenditures estimated to range between 2% and 3% of the sales for its Grady's American Grill restaurants.

Italian Dining Concepts

   General. The Company's Italian Dining concept consists of Papa Vino's Italian Kitchen and Spageddies Italian Kitchen. The first Papa Vino's restaurant was opened in 1996 and the first Spageddies restaurant was opened in 1994. The Company had been a franchisee of Spageddies since 1994, and became the owner of the concept in October 1995. Papa Vino's and Spageddies each offers a casual dining atmosphere with high-quality food, generous portions and moderate prices, all enjoyed in a setting featuring the ambiance of a traditional Italian trattoria with stone archways, large wines casks and wine racks lining the walls and exhibition cooking in an inviting, comfortable environment. The Company's Italian Dining concepts are proprietary and provide the Company with flexibility for expansion and development.

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

   The Company has an experienced management team in place for each of its concepts. Each concept's operations are managed by geographic region with a senior manager responsible for each specific region of operations.

   During fiscal 1999, the Company decreased the span of control within each of its concepts by adding additional multi-unit managers. This action lowered, on average, the number of restaurants for which each multi-unit manager is responsible.

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

     Burger King. The Company's Burger King operations are focused on achieving a high level of customer satisfaction with speed, accuracy and quality of service closely monitored. The Company's senior management and restaurant management staff are principally responsible for ensuring compliance with the Company's and Burger King Corporation's operating procedures. The Company and Burger King Corporation have uniform operating standards and specifications relating to the quality, preparation and selection of menu items, maintenance and cleanliness of the premises and employee conduct. These standards include food preparation rules regarding, among other things, minimum cooking times and temperatures, sanitation and cleanliness.

     Full Service Dining. The Company has uniform operating standards and specifications relating to the quality, preparation and selection of menu items, maintenance and cleanliness of the premises and employee conduct in its full service dining concepts. At the Company's Chili's restaurants, compliance with these standards and specifications is monitored by representatives of Brinker. Each Full Service Dining restaurant typically has a general manager and three to four assistant managers who together train and supervise employees and are, in turn, overseen by a multi-unit manager.

   Information Technology Systems. Financial controls are maintained through a centralized accounting system, which allows the Company to track the operating performance of each restaurant. The Company has a point-of-sale system in each of its restaurants which is linked directly to the Company's accounting system, thereby making information available on a timely basis. This information enables the Company to analyze customer purchasing habits, operating trends and promotional results. During fiscal 1999 and early fiscal 2000, the Company replaced the point of sale equipment in all of its full service restaurants.

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

   Purchasing. Purchasing and procurement for the Company's Grady's American Grill and Italian Dining concepts are managed by a dedicated purchasing function and are generally contracted with full-service distributors. Unit-level purchasing decisions from an approved list of suppliers are made by each of the Company's restaurant managers based on their assessment of the provisioning needs of the particular location. Purchase orders and invoices are reviewed by restaurant general managers and by concept management.

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

   The Company's State of Readiness. The Company established and implemented a formal plan ("Year 2000 Plan") to (i) test its information technology systems to evaluate Year 2000 compliance, (ii) assess the Year 2000 compliance of its information technology vendors, (iii) assess its non-information technology systems that utilize embedded technology such as micro-controllers and (iv) determine the readiness of third parties such as government agencies, utility companies, telecommunication companies, suppliers and other "non-technology" third party vendors ("Third Party Vendors"). As of January 21, 2000, the Company had not experienced any Year 2000 related disruptions to its own internal systems nor have any Third Party Vendors experienced any Year 2000 disruptions that have materially affected their ability to do business with the Company.

   Costs to Address the Company's Year 2000 Issues. The Company expensed costs associated with its Year 2000 Plan as the costs were incurred except for costs that the Company would have otherwise capitalized.

   Remaining Risks Presented by Year 2000 Problems. To operate its businesses, the Company relies upon its Third Party Vendors. The Company's ability to conduct its business is dependent upon the ability of its Third Party Vendors to continue to avoid Year 2000 related disruption. Though the Company and its Third Party Vendors do not appear to have suffered any significant Year 2000 related disruptions as a result of the roll over from 1999 to 2000, it is possible that certain Year 2000 problems may exist but have not yet materialized.

   If the Company or its Third Party Vendors have not adequately addressed their Year 2000 issues, the Company's business may be materially affected which could result in a materially adverse effect on the Company's results of operations and financial condition.

   Independent of the Company's Year 2000 Plan, the Company had previously determined it would replace its point of sale equipment in as many as 75 of its full service dining restaurants. This determination was part of the Company's ongoing efforts to enhance financial controls through a centralized, computerized, accounting system to enhance the tracking of data to enable the Company to better manage its operations. The Company completed the process of replacing the point of sale equipment in its full service restaurants in November of 1999. The Company has determined that the replacement systems are Year 2000 compliant. The replacement of the point of sale equipment in its full service restaurants cost approximately $3 million. During the third quarter of fiscal 1999, the Company recorded a non-cash charge of $650,000 in connection with the disposition of certain of its obsolete point of sale equipment that the Company identified as a result of installing its new point of sale system. The Company has determined that the point of sale equipment in its 70 Burger King restaurants is Year 2000 compliant.

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

   As of October 31, 1999, the Company had developed 17 Burger King restaurants under the Burger King Agreement. In January of 2000, the Company developed its 18th and final restaurant under the Burger King Agreement. In addition, the Company had opened one additional Burger King restaurant under a separate agreement with Burger King in December of 1999.

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

   Beginning in July, 2000, Burger King Corporation will increase its royalty and franchise fees for most new restaurants. At that time, the franchise fee for new restaurants will increase from $40,000 to $50,000 for a 20 year agreement and the royalty rate will increase from 3 1/2% of sales to 4 1/2% of sales, after a transitional period. For franchise agreements entered into during the transitional period, the royalty rate will be 4% of sales for the first 10 years and 4 1/2% of sales for the balance of the term.

   For new restaurants, the transitional period will be from July 1, 2000 to June 30, 2003. As of July 1, 2003, the royalty rate will become 4 1/2% of sales for the full term of new restaurant franchise agreements. For renewals of existing franchise agreements, the transitional period will be from July 1, 2000 through June 30, 2001. As of July 1, 2001, existing restaurants that renew their franchise agreements will pay a royalty of 4 1/2% of sales for the full term of the renewed agreement. The advertising contribution will remain the same at 4% of sales. Royalties payable under existing franchise agreements are not affected by these changes until the time of renewal.

   Burger King Corporation is also offering a voluntary program to incent franchisees to renew their franchise agreements prior to the scheduled expiration date ("Early Renewal Program"). Franchisees that elect to participate in the Early Renewal Program will be required to make capital investments in their restaurants by, among other things, bringing them up to Burger King Corporation's current image, and to extend occupancy leases. Franchise agreements entered into under the Early Renewal Program will have special provisions regarding the royalty payable during the term, including a reduction in the royalty for a period of time. The Company is currently evaluating which, if any, of its restaurants would be suitable for the Early Renewal Program. In conducting its evaluation, the Company will consider, among other things, the applicable royalty reductions, the nature, extent and resulting impact on sales from the required capital investment as well as the Company's ability to extend its occupancy leases, where required. The Company intends to decide which, if any, of its restaurants it will include in the Early Renewal Program by March 15, 2000.

   Burger King Corporation also provides general specifications for designs, color schemes, signs and equipment, formulas for preparation of food and beverage products, marketing concepts, inventory, operations and financial control methods, management training, technical assistance and materials. Each franchise agreement prohibits the Company from transferring a franchise without the prior approval of Burger King Corporation.

   Burger King Corporation's franchise agreements prohibit the Company, during the term of the agreements, from owning or operating any other hamburger restaurant. For a period of one year following the termination of a franchise agreement, the Company remains subject to such restriction within a two mile radius of the Burger King restaurant which was the subject of the franchise agreement.

   Chili's. The Company has a development agreement with Brinker (the "Chili's Agreement") to develop 37 Chili's restaurants in two regions encompassing counties in Indiana, Michigan, Ohio, Kentucky ("Midwest Region"), Delaware, New Jersey and Pennsylvania ("Philadelphia Region"). The Company paid development fees totaling $260,000 for the right to develop the restaurants in the regions. Each franchise agreement requires the Company to pay an initial franchise fee of $40,000, a monthly royalty fee of 4% of sales and advertising fees of 0.5% of sales. As part of a system-wide promotional effort, the Company has agreed that for the period beginning September 1, 1999 and ending August 30, 2000, it will pay an additional advertising fee of 0.375% of sales. As of October 31, 1999, the Company operated 28 Chili's.

   The Company may develop up to 41 Chili's without specific approval of the franchisor, but is obligated to satisfy the following development schedule:

                                                    Minimum Cumulative Number
                                                          of Restaurants
                                                  ------------------------------
                                                  Midwest Philadelphia  Entire
                                                  Region     Region    Territory
                                                  ------- ------------ ---------
      December 31, 1999..........................    13        14          28(1)
      December 31, 2000..........................    14        15          31(1)
      December 31, 2001..........................    15        16          33(1)
      December 31, 2002..........................    15        16          35(1)
      December 31, 2003..........................    15        16          37(1)

--------
(1) Two of the restaurants to be opened in this year may be located in either region at the Company's discretion.

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

   The Company's restaurant operations are also subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits. Significant numbers of the Company's food service and preparation personnel are paid at rates related to the federal minimum wage and, accordingly, increases in the minimum wage could increase the Company's labor costs.

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

Employees

   As of October 31, 1999, the Company employed approximately 9,000 persons. Of those employees, approximately 96 held management or administrative positions, approximately 510 were involved in restaurant management, and the remainder were engaged in the operation of the Company's restaurants. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES.

   The following table sets forth, as of October 31, 1999, the 18 states in which the Company operated restaurants and the number of restaurants in each state. Of the 142 restaurants which the Company operated as of October 31, 1999, the Company owned 49 and leased 93. Many leases provide for base rent plus an additional rent based upon sales to the extent the additional rent exceeds the base rent, while other leases provide for only a base rent.

                                                Number of Company-Operated
                                                        Restaurants
                                           -------------------------------------
                                                          Grady's
                                           Burger         American Italian
                                            King  Chili's  Grill   Dining  Total
                                           ------ ------- -------- ------- -----
      Alabama.............................                    1               1
      Arkansas............................                    1               1
      Colorado............................                    3               3
      Delaware............................            2                       2
      Florida.............................                    6               6
      Georgia.............................                    5               5
      Illinois............................                    1               1
      Indiana.............................   39       5                2     46
      Michigan............................   31       6       1        4     42
      Mississippi.........................                    1               1
      New Jersey..........................            5       1               6
      New Mexico..........................                    1               1
      North Carolina......................                    2               2
      Ohio................................            3       1        2      6
      Oklahoma............................                    1               1
      Pennsylvania........................            7                       7
      Tennessee...........................                    5               5
      Texas...............................                    6               6
                                            ---     ---     ---      ---    ---
        Total.............................   70      28      36        8    142
                                            ===     ===     ===      ===    ===

   Burger King. As of October 31, 1999, 41 of the Company's Burger King restaurants were leased from real estate partnerships owned by certain of the Company's founding shareholders. In addition, the Company leased two of its Burger King restaurants from William R. Schonsheck, a former director and executive officer of the Company, or entities controlled by him. See ITEM 13, "Certain Relationships and Related Transactions." The Company also leased seven Burger King restaurants directly from Burger King Corporation and eight restaurants from unrelated third parties. The seven leases with Burger King Corporation are subject to the renewal of the franchise agreements for those locations. The Company owned 12 of its Burger King restaurants as of October 31, 1999.

   Chili's Grill & Bar. As of October 31, 1999, the Company owned 10 of its Chili's restaurants and leased 18 other restaurants from unrelated parties.

   Grady's American Grill. As of October 31, 1999, the Company owned 22 of its Grady's American Grill restaurants. The Company leased one Grady's American Grill restaurant from a limited partnership of which a subsidiary of the Company is the general partner. The Company's other 13 Grady's American Grill restaurants were leased from unrelated parties.

   Italian Dining. As of October 31, 1999, the Company owned five of the Italian Dining restaurants and leased the three other restaurants from unrelated parties.

   Office Lease. The Company leases approximately 53,000 square feet for its headquarters facility in an office building located in Mishawaka, Indiana that was constructed in 1997 and is leased from a limited liability company in which the Company owns a 50% interest. The remaining term of the lease agreement is 12 years. Approximately 4,500 square feet, 12,400 square feet and 5,200 square feet of the Company's headquarters building have been subleased to three tenants with remaining terms of five, six and eight years, respectively.

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

   On April 22, 1998, the Court granted the defendants' Motion to Transfer this matter to the United States District Court for the Northern District of Indiana. The complaint alleges that the plaintiffs purchased their franchises based upon financial representations that did not materialize, that they purchased preferred stock in Bruegger's Corporation based upon false representations, that the defendants falsely represented their intentions with respect to repurchasing bakeries from the plaintiffs, and that the defendants violated implied covenants of good faith and fair dealing. On July 28, 1999, the court dismissed all counts against all of the individual defendants, dismissed the count alleging violations of implied covenants of good faith and fair dealing and dismissed all fraud claims against the Company. The case continues to proceed against the Company on allegations that the Company breached an agreement to repurchase bakeries from the plaintiffs and against the Bruegger's entities on allegations that the plaintiffs purchased their franchises and preferred stock of Bruegger's Corporation based upon false representations and on allegations that Bruegger's Franchise Corporation breached the plaintiffs' franchise and development agreements.

   D & K Foods, Inc., Pacific Capital Ventures, Inc., and PLB Enterprises, Inc., franchisees of Bruegger's Franchise Corporation, and Ken Wagnon, Dan Carney, Jay Wagnon and Patrick Beatty, principals of the foregoing franchisees, commenced an action on July 16, 1997 in the United States District Court for the District of Maryland, against Bruegger's Corporation, Bruegger's Franchise Corporation, Quality Dining, Inc., Daniel B. Fitzpatrick, Michael J. Dressell and Nordahl L. Brue, alleging that the plaintiffs purchased their franchises based upon financial representations that did not materialize, that they purchased preferred stock in Bruegger's Corporation based upon false representations, that Bruegger's Corporation falsely represented its intentions with respect to purchasing bakeries from the plaintiffs or providing financing to the plaintiffs, and that the defendants violated implied covenants of good faith and fair dealing.

   On or about April 15, 1997, Texas Commerce Bank National Association ("Texas Commerce") made a loan of $4,200,000 (the "Loan") to BFBC Ltd., a Florida limited partnership ("BFBC"). At the time of the Loan, BFBC was a franchisee under franchise agreements with Bruegger's Franchise Corporation (the "Franchisor"). The Company at that time was an affiliate of the Franchisor. In connection with the Loan and as an accommodation of BFBC, the Company executed to Texas Commerce a "Guaranty". By the terms of the Guaranty the Company agreed that upon maturity of the Loan by default or otherwise that it would either (1) pay the Loan obligations or (2) buy the Loan and all of the related loan documents (the "Loan Documents") from Texas Commerce or its successors. In addition several principals of BFBC (the "Principal Guarantors") guaranteed repayment of the Loan by each executing a "Principal Guaranty". On November 10, 1998, Texas Commerce (1) declared that the Loan was in default, (2) notified BFBC, the Principal Guarantors and the Company that all of the Loan obligations were due and payable, and (3) demanded payment.

   The Company elected to satisfy its obligations under the Guaranty by purchasing the Loan from Texas Commerce. On November 24, 1998, the Company bought the Loan for $4,294,000. Thereafter, the Company sold the Loan to its Texas affiliate Grady's American Grill, L.P. ("Grady's"). On November 30, 1998 Grady's commenced an action seeking to recover the amount of the Loan from one of the Principal Guarantors, Michael K. Reilly ("Reilly"). As part of this action Grady's also seeks to enforce a Subordination Agreement that was one of the Loan Documents against MKR Investments, L.P., a partnership ("MKR"). Reilly is the general partner of MKR. This action is pending in the United States District Court for the Southern District of Texas Houston Division as Case No. H-98-4015. Reilly has denied liability and filed a counterclaim against Grady's alleging that Grady's engaged in unfair trade practices, violated Florida's "Rico" statute, engaged in a civil conspiracy and violated state and federal securities laws in connection with the Principal Guaranty (the "Counterclaims"). Reilly also filed a third party complaint against Quality Dining, Inc., Grady's American Grill Restaurant Corporation, David M. Findlay, Daniel Fitzpatrick, Bruegger's Corporation, Bruegger's Franchise Corporation, Champlain Management Services, Inc., Nordahl Brue, Michael Dressell and Ed Davis ("Third Party Defendants") alleging that Reilly invested in BFBC based upon false representations, that the Third Party Defendants violated state franchise statutes, committed unfair trade practices, violated covenants of good faith and fair dealing, violated the state "Rico" statute and violated state and federal securities laws in connection with the Principal Guaranty. In addition, BFBC and certain of its affiliates, including the Principal Guarantors ("Intervenors") have intervened and asserted claims against Grady's and the Third Party Defendants that are similar to those asserted in the counter claims and the third party complaint. In addition, the Company and Bruegger's Corporation are currently disputing the nature and extent of their indemnity obligations, if any, to the other with respect to this litigation. Based upon the currently available information, the Company does not believe that these matters will have a materially adverse effect on the Company's financial position or results of operations. However, there can be no assurance that the Company will be able to realize sufficient value from Reilly to satisfy the amount of the Loan or that the Company will not incur any liability as a result of the Counterclaims or third party complaints filed by Reilly and the Intervenors.

   In each of the above cases, one or more present or former officers and directors of the Company were named as party defendants and the Company has and/or is advancing defense costs on their behalf. Pursuant to the Share Exchange Agreement by and among Quality Dining, Inc., Bruegger's Corporation, Nordahl L. Brue and Michael J. Dressell, ("Share Exchange Agreement") the Agreement and Plan of Merger by and among Quality Dining, Inc., Bagel Disposition Corporation and Lethe, LLC, and certain other related agreements entered into as part of the disposition of the Company's bagel-related businesses, the Company is responsible for 50% of the first $14 million of franchise related litigation expenses, inclusive of attorney's fees, costs, expenses, settlements and judgments (collectively "Franchise Damages"). Bruegger's Corporation and certain of its affiliates are obligated to indemnify the Company from all other Franchise Damages. The Company is obligated to pay the first $3 million of its share of Franchise Damages in cash. Through October 31, 1999, the Company had paid approximately $1.8 million in cash and assigned its $1.2 million note from BruWest to Bruegger's Corporation which together have satisfied the Company's remaining obligation to pay cash in respect of Franchise Damages. The remaining $4 million of the Company's share of Franchise Damages is payable by crediting amounts owed to the Company pursuant to the $10 million junior subordinated note issued to the Company by Bruegger's Corporation. Through October 31, 1999, the outstanding balance due under the junior subordinated note has been reduced by $600,000 in respect of Franchise Damages. Based upon the currently available information, the Company does not believe that these cases individually or in the aggregate will have a material adverse effect on the Company's financial position and results of operations but there can be no assurance thereof. Such assessment is based in part upon the Company's belief that Bruegger's Corporation has and will continue to have the ability to perform its indemnity obligations.

   On or about September 10, 1999, Bruegger's Corporation, Lethe LLC, Nordahl
L. Brue, and Michael J. Dressel commenced an action against the Company in the United States District Court for the District of Vermont alleging that the Company breached various provisions of the Share Exchange Agreement which arise out of the ongoing dispute concerning the net working capital adjustment contemplated by the Share Exchange Agreement. See Item I BUSINESS--Disposition of Bagel-Related Businesses. Additionally, on or about September 13, 1999, Messrs. Brue and Dressell asserted a claim for breach of representations and warranties under the Share

Exchange Agreement. The Company does not expect the ultimate resolution of these disputes to have a material adverse effect on the Company's financial position or results of operations but there can be no assurance thereof.

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

   The Company and certain of its executive officers were defendants in a class action lawsuit filed in the United States District Court for the Northern District of Indiana. The complaint alleged, among other things, that the defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder by failing to disclose various matters in connection with the Company's acquisition, development, financing and disposition of its bagel-related businesses. The putative class period in such action was from June 7, 1996 to May 13, 1997 on which dates the price of the Company's common stock closed at $34.25 and $6.56, respectively. The plaintiffs were seeking, among other things, an award of unspecified compensatory damages, interest, costs and attorney's fees. The Company filed a motion to dismiss the complaint which was granted by the Court on September 28, 1999. The plaintiffs have not filed an appeal and the period for filing an appeal has expired.

   The Company is involved in various other legal proceedings incidental to the conduct of its business, including employment discrimination claims. Based upon currently available information, the Company does not expect that any such proceedings will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   The Company did not submit any matters to a vote of security holders during the fourth quarter of the 1999 fiscal year.

Executive Officers of the Company

Name                     Age                             Position
----                     ---                             --------
Daniel B. Fitzpatrick...  42 Chairman of the Board, President and Chief Executive Officer

John C. Firth...........  42 Executive Vice President, General Counsel and Secretary

James K. Fitzpatrick....  44 Senior Vice President, Chief Development Officer and Director

Patrick J. Barry........  37 Senior Vice President--Administration and Information Technology

Lindley E. Burns........  45 Senior Vice President--Full Service Dining

David M. Findlay........  38 Chief Financial Officer and Treasurer

Gerald O. Fitzpatrick...  39 Senior Vice President--Burger King Division

Robert C. Hudson........  43 Vice President--Grady's American Grill Division

Jeanne M. Yoder.........  33 Vice President, Controller

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

   James K. Fitzpatrick has served as Senior Vice President and Chief Development Officer of the Company since August 1995. Prior to that, Mr. Fitzpatrick served as Vice President or Senior Vice President of the Company in charge of the Company's Fort Wayne, Indiana Burger King restaurant operations since 1984. Prior to joining the Company, he served as a director of operations for a franchisee of Burger King Corporation. He has over 25 years of experience in the restaurant business.

   Patrick J. Barry joined the Company in October 1996 and serves as the Company's Senior Vice President--Administration and Information Technology. Prior to joining the Company, Mr. Barry was a management consultant with The Keystone Group and Andersen Consulting.

   Lindley E. Burns joined the Company in June of 1995. Prior to joining the Company he worked for Brinker as a multi-unit manager in its Chili's division for two years and was a Chili's franchisee for eight years prior to joining Brinker. He has over 20 years of experience in the restaurant business.

   David M. Findlay has served as Chief Financial Officer and Treasurer since January 2000. He joined the Company in May 1995 and has served in various positions, most recently as Senior Vice President--Finance and Treasurer. Prior to joining the Company, Mr. Findlay spent 10 years at The Northern Trust Company of Chicago, Illinois, specializing in commercial lending to large companies and financial institutions.

   Gerald O. Fitzpatrick serves as a Senior Vice President in the Company's Burger King Division. Mr. Fitzpatrick has served in various capacities in the Company's Burger King operations since 1983. Prior to joining the Company, he served as a district manager for a franchisee of Burger King Corporation. He has over 20 years of experience in the restaurant business.

   Robert C. Hudson joined the Company in December of 1995 when the Company acquired Grady's American Grill. From 1992 until joining the Company, Mr. Hudson held various operational positions at Brinker, most recently as an area director in its Grady's American Grill division.

   Jeanne M. Yoder joined the Company in March of 1996. Since that time she has served in various capacities in the Accounting Department, most recently as Assistant Controller. Prior to joining the Company, she served as Controller at a regional travel agency. Ms. Yoder is a certified public accountant.

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

   The success of the Company's business is dependent upon the services of Daniel B. Fitzpatrick, President and Chief Executive Officer of the Company. The Company maintains key man life insurance on the life of Mr. Fitzpatrick in the principal amount of $1.0 million. The loss of the services of Mr. Fitzpatrick would have a material adverse effect upon the Company.

   (Pursuant to General Instruction G(3) of Form 10-K, the foregoing information is included as an unnumbered Item in Part I of this Annual Report in lieu of being included in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.)

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   The Company's Common Stock is traded on the NASDAQ Stock Market's National Market under the symbol QDIN. The prices set forth below reflect the high and low sales quotations for the Company's Common Stock as reported by NASDAQ for the calendar periods indicated. As of January 17, 2000, there were 414 holders of record and approximately 4,450 beneficial owners.

                                                     Calendar 1999 Calendar 1998
                                                     ------------- -------------
                                                      High   Low    High   Low
                                                     ------ ------ ------ ------
      First Quarter................................. $4.219 $2.500 $6.094 $3.625
      Second Quarter................................  4.188  2.500  5.500  3.625
      Third Quarter.................................  3.000  2.375  4.000  2.625
      Fourth Quarter................................  3.000  1.875  5.094  1.938

   The Company does not pay cash dividends on its Common Stock. The Company does not anticipate paying cash dividends in the foreseeable future. The Company's revolving credit agreement prohibits the payment of cash dividends and restricts other distributions. The agreement expires October 31, 2002.

   No unregistered equity securities were sold by the Company during fiscal
1999.

ITEM 6. SELECTED FINANCIAL DATA.

                              QUALITY DINING, INC.

                                           Fiscal Year Ended(1)
                         ----------------------------------------------------------
                         October 31, October 25, October 26, October 27, October 29,
                            1999        1998        1997        1996        1995
                         ----------- ----------- ---------- ----------- -----------
                              (In thousands, except unit and per share data)
Statement of Operations
 Data(2):
Revenues:
Restaurant sales:
  Burger King...........   $82,650     $80,391   $  74,616    $70,987     $57,013
  Grady's American
   Grill................    75,198      81,241      85,403     85,101         --
  Chili's Grill & Bar...    56,837      55,572      54,277     41,913      38,267
  Italian Dining
   Division.............    16,066      15,040      12,973      8,388       4,741
  Bruegger's Bagel
   Bakery...............       --          --       64,928     25,967       5,270
                           -------     -------   ---------    -------     -------
Total restaurant sales..   230,751     232,244     292,197    232,356     105,291
                           -------     -------   ---------    -------     -------
  Franchise related
   revenue..............       --          --       10,055      5,274         --
                           -------     -------   ---------    -------     -------
Total revenues..........   230,751     232,244     302,252    237,630     105,291
                           -------     -------   ---------    -------     -------
Operating expenses
  Restaurant operating
   expenses
    Food and beverage...    67,732      69,102      88,629     72,201      31,176
    Payroll and
     benefits...........    67,073      66,404      87,905     66,176      27,191
    Depreciation and
     amortization.......    11,002      11,475      17,691     11,635       5,109
    Other operating
     expenses...........    55,890      55,644      74,691     52,452      24,057
                           -------     -------   ---------    -------     -------
Total restaurant
 operating expenses.....   201,697     202,625     268,916    202,464      87,533
  General and
   administrative.......    15,912      15,488      28,718     11,229       5,285
  Amortization of
   intangibles..........     1,032       1,085       3,112      2,537         682
  Impairment of assets
   and facility closing
   costs................     2,501         250     200,813        --          --
  Franchise operating
   partner expense......       --          --        2,066        --          --
  Restructuring and
   integration costs....       --          --          --       9,938         --
                           -------     -------   ---------    -------     -------
Total operating
 expenses...............   221,142     219,448     503,625    226,168      93,500
                           -------     -------   ---------    -------     -------
Operating income
 (loss)(3)(4)...........     9,609      12,796    (201,373)    11,462      11,791
                           -------     -------   ---------    -------     -------
Other income (expense):
  Interest expense......   (10,709)    (11,962)    (10,599)    (6,340)     (2,699)
  Gain (loss) on sale of
   property and
   equipment............      (188)       (345)        362          4         343
  Interest income.......       103         190         221        206         127
  Other income
   (expense), net.......        43         541          32        154         (12)
                           -------     -------   ---------    -------     -------
Total other expense.....   (10,751)    (11,576)     (9,984)    (5,976)     (2,241)
                           -------     -------   ---------    -------     -------
Income (loss) before
 income taxes...........    (1,142)      1,220    (211,357)     5,486       9,550
Income tax provision
 (benefit)..............       815       1,107     (14,869)     2,816       3,661
                           -------     -------   ---------    -------     -------
Net income (loss).......   $(1,957)    $   113   $(196,488)   $ 2,670     $ 5,889
                           -------     -------   ---------    -------     -------
Basic net income (loss)
 per share..............   $ (0.15)    $  0.01   $  (11.68)   $  0.23     $  0.85
                           -------     -------   ---------    -------     -------
Diluted net income
 (loss) per share.......   $ (0.15)    $  0.01   $  (11.68)   $  0.22     $  0.84
                           -------     -------   ---------    -------     -------
Weighted average shares
 outstanding
                           -------     -------   ---------    -------     -------
  Basic.................    12,668      12,599      16,820     11,855       6,925
                           -------     -------   ---------    -------     -------
  Diluted...............    12,668      12,654      16,820     11,947       6,987
                           -------     -------   ---------    -------     -------

                                            Fiscal Year Ended(1)
                         -----------------------------------------------------------
                         October 31, October 25, October 26, October 27, October 29,
                            1999        1998        1997        1996        1995
                         ----------- ----------- ----------- ----------- -----------
                               (In thousands, except unit and per share data)
Restaurant Data:
Units open at end of
 period:
  Grady's American
   Grill................        36          39         40         42         --
  Italian Dining
   Division.............         8           8          8          6           5
  Burger King...........        70          70         66         63          59
  Chili's Grill & Bar...        28          28         28         22          18
  Bruegger's Bagel
   Bakery Division:
    Company-owned.......       --          --         --         100          12
    Franchised..........       --          --         --         325         --
                          --------    --------   --------   --------     -------
      Totals............       142         145        142        558          94
                          ========    ========   ========   ========     =======
Balance Sheet Data:
Working capital
 (deficiency)...........  $(17,962)   $(14,747)  $ (8,239)  $ (3,383)    $(1,826)
Total assets............   189,037     196,275    215,973    388,014      99,247
Long-term debt,
 capitalized lease and
 non-competition
 obligations............   112,815     118,605    133,111     85,046      14,298
Total stockholders'
 equity.................    49,002      50,926     50,813    269,123      71,401

--------
(1) All fiscal years presented consisted of 52 weeks except fiscal 1999 which had 53 weeks.
(2) The selected statement of operations data include the operations of Bruegger's Corporation from June 7, 1996 until October 19, 1997; the Grady's American Grill restaurants from December 21, 1995; SHONCO, Inc. and certain affiliated companies from August 14, 1995; and Grayling Corporation and certain affiliated companies from November 10, 1994.
(3) Operating loss for the fiscal year ended October 26, 1997 includes an impairment of asset charge of $185.0 million, store closing costs of $15.5 million and franchise operating partner expense of $2.1 million which all relate to the divestiture by the Company of its bagel-related companies. Operating income for the fiscal year ended October 27, 1996 includes restructuring and integration charges of $1.9 million associated with costs related to the acquisitions of the Grady's American Grill concept and restaurants and Spageddies Italian Kitchen concept and $8.0 million associated with costs related to the acquisition of Bruegger's Corporation.
(4) Operating income for the fiscal year ended October 31, 1999 includes non-cash charges for the impairment of assets and facility closings totaling $2,501,000. The non-cash charges consisted primarily of $650,000 for the disposal of obsolete point of sale equipment that the Company identified as a result of installing its new point of sale system in its full service dining restaurants, $1,047,000 for the estimated costs and losses associated with the anticipated closing of two regional offices and three restaurant locations and $804,000 primarily for a non-cash asset impairment write down for two under-performing restaurants.

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

                                                     Fiscal Year Ended
                                            -----------------------------------
                                            October 31, October 25, October 26,
                                               1999        1998        1997
                                            ----------- ----------- -----------
Revenues:
Restaurant sales:
  Burger King..............................     35.8%       34.6%       24.7%
  Grady's American Grill...................     32.6        35.0        28.3
  Chili's Grill & Bar......................     24.6        23.9        18.0
  Italian Dining Division..................      7.0         6.5         4.2
  Bruegger's Bagel Bakery..................      --          --         21.5
                                               -----       -----       -----
Total restaurant sales.....................    100.0       100.0        96.7
                                               -----       -----       -----
  Franchise related revenue................      --          --          3.3
                                               -----       -----       -----
Total revenues.............................    100.0       100.0       100.0
                                               -----       -----       -----
Operating expenses:
  Restaurant operating expenses (as % of
   restaurant sales):
    Food and beverage......................     29.4        29.8        30.3
    Payroll and benefits...................     29.1        28.6        30.1
    Depreciation and amortization..........      4.8         4.9         6.1
    Other operating expenses...............     24.2        24.0        25.6
                                               -----       -----       -----
Total restaurant operating expenses........     87.5        87.3        92.1
  General and administrative...............      6.9         6.7         9.5
  Amortization of intangibles..............      0.4         0.5         1.0
  Impairment of assets and facility closing
   costs...................................      1.1         0.1        66.4
  Franchise operating partner expense......      --          --          0.7
                                               -----       -----       -----
Total operating expenses...................     95.9        94.6       166.6
                                               -----       -----       -----
Operating income (loss)....................      4.1         5.4       (66.6)
                                               -----       -----       -----
Other income (expense):
  Interest expense.........................     (4.6)       (5.2)       (3.5)
  Gain (loss) on sale of property and
   equipment...............................      --         (0.1)        0.1
  Interest income..........................      --          0.1         0.1
  Other income (expense), net..............      --          0.2         --
                                               -----       -----       -----
Total other expense, net...................     (4.6)       (5.0)       (3.3)
                                               -----       -----       -----
Income (loss) before income taxes..........     (0.5)        0.4       (69.9)
Income tax provision (benefit).............      0.4         0.4        (4.9)
                                               -----       -----       -----
Net income (loss)..........................     (0.9)%       -- %      (65.0)%
                                               -----       -----       -----

Fiscal Year 1999 Compared to Fiscal Year 1998

   Results for fiscal 1999 include 53 weeks compared to 52 weeks for fiscal 1998. Restaurant sales in fiscal 1999 were $230,751,000, a decrease of 0.6% or $1,493,000, compared to restaurant sales of $232,244,000 in fiscal 1998.

   The Company's Burger King restaurant sales increased $2,259,000 to $82,650,000 in fiscal 1999 compared to restaurant sales of $80,391,000 in fiscal 1998. The Company's Burger King restaurants had average weekly sales of $22,164 in fiscal 1999 versus $22,806 in the same period in fiscal 1998. The decrease in average weekly sales was offset by revenues of $2,543,000 due to additional sales weeks from one new restaurant opened during fiscal 1999 and four restaurants opened in fiscal 1998 which were open for their first full year in fiscal 1999. The decline in average weekly sales for fiscal 1999 resulted primarily from inclement weather during the first quarter of fiscal 1999 and the intense competition in the quick service restaurant market.

   The Company's Grady's American Grill restaurant sales were $75,198,000 in fiscal 1999 compared to restaurant sales of $81,241,000 in fiscal 1998. The decrease of $6,043,000 was attributable in part to the sale of one unit in fiscal 1998 and two units in fiscal 1999 and the closing of one unit in fiscal 1999. The absence of these units contributed approximately $3,264,000 to the sales decrease. The units that were disposed of did not fit the Company's long term strategic plan as they were located in geographically remote markets and were not meeting the Company's performance expectations. The Company's Grady's American Grill restaurants had average weekly sales of $37,769 in fiscal 1999 versus $39,096 in the same period in fiscal 1998. The Company implemented expanded marketing, operational and menu initiatives intended to stimulate sales at its Grady's American Grill restaurants. The marketing initiatives include the use of radio and television advertising in targeted markets, direct mail promotional programs and enhanced local marketing programs within each unit's specific market. Included in the menu initiatives were the review of all menu items and the addition of new and seasonal items. Operational initiatives included enhanced employee training programs, increased commitment to the appearance and image of the Company's restaurants and heightened focus on guest satisfaction. Due to the competitive nature of the restaurant industry, these initiatives have not to date achieved the intended results and there can be no assurances that these initiatives will achieve the intended results.

   The Company's Chili's Grill & Bar restaurant sales increased $1,265,000 to $56,837,000 in fiscal 1999 when compared to restaurant sales of $55,572,000 in fiscal 1998. The Company's marketing and operational initiatives implemented during fiscal 1999 increased average weekly sales to $38,300 in fiscal 1999 versus $38,168 in fiscal 1998.

   The Company's Italian Dining Division's restaurant sales increased $1,026,000 to $16,066,000 in fiscal 1999 when compared to restaurant sales of $15,040,000 in fiscal 1998. The increase was due to the success of operational and marketing initiatives which increased average weekly sales to $37,893 in fiscal 1999 from $36,153 in fiscal 1998.

   Total restaurant operating expenses were $201,697,000 in fiscal 1999, compared to $202,625,000 in fiscal 1998. As a percentage of restaurant sales, total restaurant operating expenses increased slightly to 87.5% in fiscal 1999 from 87.3% in fiscal 1998. The following factors influenced the operating margins:

   Food and beverage costs were $67,732,000, or 29.4% of total restaurant sales in fiscal 1999, compared to $69,102,000, or 29.8% of total restaurant sales in fiscal 1998. The decrease as a percentage of total revenue was mainly due to increased efficiencies and favorable commodity prices that resulted in decreased food costs at the Company's Burger King, Chili's and Italian Dining restaurants.

   Payroll and benefits were $67,073,000 in fiscal 1999, compared to $66,404,000 in fiscal 1998. As a percentage of total restaurant sales, payroll and benefits increased 0.5% to 29.1% in fiscal 1999 from 28.6% in fiscal 1998. Payroll and benefits increased as a percentage of total revenues in the Company's Burger King, Grady's American Grill and Chili's divisions. Overall, the Company has increased hourly wages at each of its restaurant concepts due to the high level of competition to attract qualified employees.

   Depreciation and amortization decreased $473,000 to $11,002,000 in fiscal 1999 compared to $11,475,000 in fiscal 1998. As a percentage of total restaurant sales, depreciation and amortization remained relatively consistent at 4.8% in fiscal 1999 compared to 4.9% in fiscal 1998.

   Other restaurant operating expenses include rent and utilities, royalties, promotional expense, repairs and maintenance, property taxes and insurance. Other restaurant operating expenses were $55,890,000 in fiscal 1999 compared to $55,644,000 in 1998. Other restaurant operating expenses as a percentage of total restaurant sales increased in fiscal 1999 to 24.2% from 24.0% in fiscal 1998. The increase was primarily due to a $337,000 increase in workers compensation expense and a $168,000 increase in advertising expense in fiscal 1999 versus fiscal 1998.

   General and administrative expenses, which include corporate and district management costs, were $15,912,000 in fiscal 1999, compared to $15,488,000 in fiscal 1998. As a percentage of total revenues, general and administrative expenses increased to 6.9% in fiscal 1999 compared to 6.7% in fiscal 1998. The increase is mainly due to an increased number of multi-unit restaurant managers and a decrease in sales performance.

   Amortization of intangibles was $1,032,000 in fiscal 1999, compared to $1,085,000 in fiscal 1998. As a percentage of total revenues, amortization of intangibles remained relatively consistent at 0.4% in fiscal 1999 compared to 0.5% in fiscal 1998.

   The Company recorded non-cash charges for the impairment of assets and facility closings totaling $2,501,000 during the third quarter of fiscal 1999. The non-cash charges consisted primarily of $650,000 for the disposal of obsolete point of sale equipment that the Company identified as a result of installing its new point of sale system in its full service dining restaurants, $1,047,000 for the estimated costs and losses associated with the anticipated closing of two regional offices and three restaurant locations and $804,000 primarily for a non-cash asset impairment write down for two under-performing restaurants. This non-cash asset impairment charge resulted from the Company's determination that an impairment write down should be considered when there is a sustained trend of negative operating performance as measured by restaurant level cash flow. The non-cash facility closure charges include amounts for the write off of fixed assets and other costs related to the closing of these facilities. Each of these non-cash charges represents a reduction of the carrying amount of the assets to their estimated fair market value.

   The Company had operating income of $9,609,000 in fiscal 1999 compared to operating income of $12,796,000 in fiscal 1998. The decrease is mainly due to the $2,501,000 in non-cash charges for the impairment of assets and facility closings.

   Total other expenses, as a percentage of total revenues, decreased to 4.7% in fiscal 1999 compared to 5.0% in fiscal 1998. The decrease was primarily due to a decrease in interest expense resulting from decreased borrowings under the Company's revolving credit agreement. The decrease in interest expense occurred despite a higher interest rate associated with the Company's fixed rate mortgage facility.

   Income tax expense of $815,000 was recorded in fiscal 1999 compared to $1,107,000 in fiscal 1998. The decrease in the income tax provision for fiscal 1999 was mainly due to the implementation of state tax strategies to reduce state income tax expense and to lower taxable income.

   The Company has net operating loss carryforwards of approximately $51 million as well as FICA tip credits and alternative minimum tax credits of $2.7 million. Net operating loss carryforwards of $48 million expire in 2012 and $3.0 million expire in 2018. FICA tip credits of $1.3 million expire in 2012, $477,000 expire in 2013 and $572,000 expire in 2014. The alternative minimum tax credits of $300,000 carryforward indefinitely. During fiscal 1999, the Company increased its valuation reserve against its net operating loss carryforwards to $11.5 million leaving a net deferred tax asset of $10.0 million. The Company's assessment of its ability to realize the net deferred tax asset was based on the weight of both positive and negative evidence, including the taxable income of its current operations. Based on this assessment, the Company's management believes it is more likely than not that the net deferred tax benefit recorded will be realized. Such evidence will be reviewed prospectively and should the Company's operating performance continue to improve, the Company may recognize additional tax benefits related to its net deferred tax asset position in the future.

   The net loss in fiscal 1999 was $1,957,000, or $0.15 per share, compared to net income of $113,000, or $0.01 per share, in fiscal 1998.

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

   The Company's Grady's American Grill restaurant sales decreased $4,162,000 to $81,241,000 in fiscal 1998 compared to restaurant sales of $85,403,000 in fiscal 1997. The decrease was due to the sale of three units in fiscal 1997, one unit during fiscal 1998 and a decrease in average weekly sales to $39,096 in fiscal 1998 from $39,741 in fiscal 1997. The units which were sold did not fit the Company's long term strategic plan as they were located in geographically remote markets and were not meeting the Company's performance expectations. These divestitures did not have a material impact on revenues or average weekly sales in fiscal 1998 versus fiscal 1997 for the Grady's division. The Company has implemented marketing, operational and menu initiatives intended to stimulate sales at its Grady's American Grill restaurants.

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

   Depreciation and amortization decreased $6,216,000 to $11,475,000 in fiscal 1998 compared to $17,691,000 in fiscal 1997. As a percentage of total restaurant sales, depreciation and amortization decreased to 4.9% in fiscal 1998 from 6.1% in fiscal 1997. The decrease was mainly due to the sale of the bagel-related companies.

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

   The Company had operating income of $12,796,000 in fiscal 1998 compared to an operating loss of $201,373,000 in fiscal 1997. The increase in income was mainly due to the special charges in fiscal 1997 relating to the divestiture of the bagel-related businesses.

   Total other expenses, as a percentage of total revenues, increased to 5.0% in fiscal 1998 compared to 3.3% in fiscal 1997. The increase was primarily due to an increase in interest expense resulting from increased borrowings and higher borrowing rates under the Company's revolving credit agreement.

   Income tax expense of $1,107,000 was recorded in fiscal 1998 compared to a benefit of $14,869,000 in fiscal 1997. The fiscal 1997 benefit was due to the pre-tax loss in fiscal 1997, resulting primarily from the special charges noted above. The Company's effective income tax rate in fiscal 1998 was 90.7% compared to an income tax rate of 7.0% (benefit) in fiscal 1997. The high effective income tax rate for fiscal 1998 was mainly due to a large portion of state taxes being based on criteria other than income. The fiscal 1997 benefit was primarily due to the operating losses which resulted in a federal income tax benefit and a nominal state income tax provision. The low income tax benefit rate was a result of a significant portion of the $185,000,000 non-cash charge for asset impairment being non-deductible for tax purposes.

   The net income in fiscal 1998 was $113,000, or $0.01 per share, compared to a net loss of $196,488,000, or $11.68 per share, in fiscal 1997. The increase in net income was mainly due to the lack of special charges in fiscal 1998 relating to the divestiture of the bagel-related assets.

Liquidity and Capital Resources

   The following table summarizes the Company's principal sources and uses of cash:

                                                      Fiscal Year Ended
                                             -----------------------------------
                                             October 31, October 25, October 26,
                                                1999        1998        1997
                                             ----------- ----------- -----------
                                                   (Dollars in thousands)
   Net cash provided by operations.........   $ 13,762    $ 14,899    $  3,700
   Nonoperating sources of cash:
     Borrowings of long-term debt..........     63,566         --       62,500
     Proceeds from the sale of assets......      2,790       2,453       2,073
     Disposition of businesses, net of cash
      sold.................................        --          --       15,720
   Nonoperating uses of cash:
     Purchase of property and equipment....     (8,262)     (6,205)    (32,080)
     Repayment of long-term debt...........    (67,884)    (14,350)    (14,004)
     Advances to affiliates................        --          --      (26,515)
     Purchase of note receivable...........     (4,294)        --          --
     Loan financing fees...................     (1,327)       (290)       (387)

   In fiscal 1999 cash provided by operations was $13,762,000 compared to $14,899,000 in fiscal 1998.

   On November 24, 1998, the Company purchased a note receivable for $4,294,000 from Texas Commerce Bank, to satisfy its obligations under its Guaranty to Texas Commerce. See Note 10--Commitments and Contingencies.

   On August 3, 1999 the Company completed the refinancing of its existing debt with a financing package totaling $125,066,000, consisting of a $76,000,000 revolving credit agreement and a $49,066,000 mortgage facility, as described below. The revolving credit agreement was executed with Chase Bank of Texas, as agent for a group of six banks, providing for borrowings of up to $76,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread. The Company had $16,544,000 available under its revolving credit agreement as of October 31, 1999. The revolving credit agreement is collateralized by the stock of certain subsidiaries of the Company, the $10 million junior subordinated note issued by Bruegger's Corporation, certain interests in the Company's franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's personal property not pledged in the mortgage financing. The revolving credit agreement will mature on October 31, 2002, at which time all amounts outstanding thereunder are due.

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

   During fiscal 1999 the Company paid fees and expenses totaling $1,327,000 related to the refinancing of its existing debt. These costs related primarily to transaction and legal expenses for the mortgage facility and up-front fees to the bank group and legal expenses for the revolving credit agreement.

   The Company's primary cash requirements in fiscal 2000 will be capital expenditures in connection with the opening of new restaurants, remodeling of existing restaurants, maintenance expenditures, purchases of the Company's stock and the reduction of debt under the Company's debt agreements. The Company's capital expenditures for fiscal 2000 are expected to range from $10,000,000 to $12,000,000. During fiscal 2000, the Company anticipates opening three to five Burger King restaurants and two to three full service restaurants. The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new restaurants opened, if the Company owns or leases new units and the actual expense related to remodeling and maintenance of existing units.

   The Company anticipates that its cash flow from operations, together with the $16,544,000 available under its revolving credit agreement, will be sufficient to fund its planned internal expansion and other internal operating cash requirements through the end of fiscal 2000.

Recently Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company for periods beginning in fiscal year 2001. The Company is currently not involved in derivative instruments or hedging activities, and therefore, will measure the impact of this statement as it becomes necessary.

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

   The Company's State of Readiness. The Company established and implemented a formal plan ("Year 2000 Plan") to (i) test its information technology systems to evaluate Year 2000 compliance, (ii) assess the Year 2000 compliance of its information technology vendors, (iii) assess its non-information technology systems that utilize embedded technology such as micro-controllers and (iv) determine the readiness of third parties such as government agencies, utility companies, telecommunication companies, suppliers and other "non-technology" third party vendors ("Third Party Vendors"). As of January 21, 2000, the Company had not experienced any Year 2000 related disruptions to its own internal systems nor have any Third Party Vendors experienced any Year 2000 disruptions that have materially affected their ability to do business with the Company.

   Costs to Address the Company's Year 2000 Issues. The Company expensed costs associated with its Year 2000 Plan as the costs were incurred except for costs that the Company would have otherwise capitalized.

   Remaining Risks Presented by Year 2000 Problems. To operate its businesses, the Company relies upon its Third Party Vendors. The Company's ability to conduct its business is dependent upon the ability of its Third Party Vendors to continue to avoid Year 2000 related disruption. Though the Company and its Third Party Vendors do not appear to have suffered any significant Year 2000 related disruptions as a result of the roll over from 1999 to 2000, it is possible that certain Year 2000 problems may exist but have not yet materialized.

   If the Company or its Third Party Vendors have not adequately addressed their Year 2000 issues, the Company's business may be materially affected which could result in a materially adverse effect on the Company's results of operations and financial condition.

   Independent of the Company's Year 2000 Plan, the Company had previously determined it would replace its point of sale equipment in as many as 75 of its full service dining restaurants. This determination was part of the Company's ongoing efforts to enhance financial controls through a centralized, computerized, accounting system to enhance the tracking of data to enable the Company to better manage its operations. The Company completed the process of replacing the point of sale equipment in its full service restaurants in November of 1999. The Company has determined that the replacement systems are Year 2000 compliant. The replacement of the point of sale equipment in its full service restaurants cost approximately $3 million. During the third quarter of fiscal 1999, the Company recorded a non-cash charge of $650,000 in connection with the disposition of certain of its obsolete point of sale equipment that the Company identified as a result of installing its new point of sale system. The Company has determined that the point of sale equipment in its 70 Burger King restaurants is Year 2000 compliant.

Burger King Franchise and Development Agreements

   Beginning in July, 2000, Burger King Corporation will increase its royalty and franchise fees for most new restaurants. At that time, the franchise fee for new restaurants will increase from $40,000 to $50,000 for a 20 year agreement and the royalty rate will increase from 3 1/2% of sales to 4 1/2% of sales, after a transitional period. For franchise agreements entered into during the transitional period, the royalty rate will be 4% of sales for the first 10 years and 4 1/2% of sales for the balance of the term.

   For new restaurants, the transitional period will be from July 1, 2000 to June 30, 2003. As of July 1, 2003, the royalty rate will become 4 1/2% of sales for the full term of new restaurant franchise agreements. For renewals of existing franchise agreements, the transitional period will be from July 1, 2000 through June 30, 2001. As of

July 1, 2001, existing restaurants that renew their franchise agreements will pay a royalty of 4 1/2% of sales for the full term of the renewed agreement. The advertising contribution will remain the same at 4% of sales. Royalties payable under existing franchise agreements are not effected by these changes.

   Burger King Corporation is also offering a voluntary program to incent franchisees to renew their franchise agreements prior to the scheduled expiration date ("Early Renewal Program"). Franchisees that elect to participate in the Early Renewal Program will be required to make capital investments in their restaurants by, among other things, bringing them up to Burger King Corporation's current image, and to extend occupancy leases. Franchise agreements entered into under the Early Renewal Program will have special provisions regarding the royalty payable during the term, including a reduction in the royalty for a period of time. The Company is currently evaluating which, if any, of its restaurants would be suitable for the Early Renewal Program. In conducting its evaluation, the Company will consider, among other things, the applicable royalty reductions, the nature, extent and resulting impact on sales from the required capital investment as well as the Company's ability to extend its occupancy leases, where required. The Company intends to decide which, if any, of its restaurants it will include in the Early Renewal Program by March 15, 2000.

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

Forward-Looking Statements

   This report contains and incorporates forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about the Company's development plans and trends in the Company's operations and financial results. Forward-looking statements can be identified by the use of words such as "anticipates," "believes," "plans," "estimates," "expects," "intends," "may," and other similar expressions. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that the Company will actually achieve the plans, intentions and expectations discussed in these forward-looking statements. Actual results may differ materially. Among the risks and uncertainties that could cause actual results to differ materially are the following: the availability and cost of suitable locations for new restaurants; the availability and cost of capital to the Company; the ability of the Company to develop and operate its restaurants; the hiring, training and retention of skilled corporate and restaurant management and other restaurant personnel; the integration and assimilation of acquired concepts; the overall success of the Company's franchisors; the ability to obtain the necessary government approvals and third-party consents; changes in governmental regulations, including increases in the minimum wage; the results of pending litigation; and weather and other acts of God. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                              QUALITY DINING, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                         October 31, October 25,
                                                            1999        1998
                                                         ----------- -----------
                                                         (Dollars in thousands)
Assets
Current assets:
  Cash and cash equivalents............................   $  1,019    $  3,351
  Accounts receivable..................................      1,946       2,358
  Inventories..........................................      1,876       1,872
  Deferred income taxes................................      2,630       2,848
  Other current assets.................................      1,787       1,568
                                                          --------    --------
Total current assets...................................      9,258      11,997
                                                          --------    --------
Property and equipment, net............................    128,349     136,764
                                                          --------    --------
Other assets:
  Deferred income taxes................................      7,370       7,152
  Trademarks, net......................................     11,988      12,320
  Franchise fees and development fees, net.............      8,748       9,259
  Goodwill, net........................................      8,053       8,594
  Notes receivable, less allowance.....................     10,294       6,000
  Liquor licenses, net.................................      2,686       2,859
  Other................................................      2,291       1,330
                                                          --------    --------
Total other assets.....................................     51,430      47,514
                                                          --------    --------
Total assets...........................................   $189,037    $196,275
                                                          ========    ========
Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of capitalized lease and long-term
   debt................................................   $  1,471    $    370
  Accounts payable.....................................      8,673       7,086
  Accrued liabilities..................................     17,076      19,288
                                                          --------    --------
Total current liabilities..............................     27,220      26,744
Long-term debt.........................................    107,384     112,756
Capitalized leases principally to related parties, less
 current portion.......................................      5,431       5,849
                                                          --------    --------
Total liabilities......................................    140,035     145,349
                                                          --------    --------
Commitments and contingencies (Notes 9, 10 and 12)
Stockholders' equity:
  Preferred stock, without par value: 5,000,000 shares
   authorized; none issued.............................        --          --
  Common stock, without par value: 50,000,000 shares
   authorized; 12,773,849 and 12,619,444 shares issued,
   respectively........................................         28          28
  Additional paid-in capital...........................    236,881     236,420
  Accumulated deficit..................................   (187,229)   (185,272)
  Unearned compensation................................       (428)        --
                                                          --------    --------
                                                            49,252      51,176
  Less treasury stock, at cost, 20,000 shares..........        250         250
                                                          --------    --------
Total stockholders' equity.............................     49,002      50,926
                                                          --------    --------
Total liabilities and stockholders' equity.............   $189,037    $196,275
                                                          ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              QUALITY DINING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Fiscal Year Ended
                                            -----------------------------------
                                            October 31, October 25, October 26,
                                               1999        1998        1997
                                            ----------- ----------- -----------
                                              (In thousands, except per share
                                                           data)
Revenues:
  Restaurant sales:
    Burger King............................  $ 82,650    $ 80,391    $  74,616
    Grady's American Grill.................    75,198      81,241       85,403
    Chili's Grill & Bar....................    56,837      55,572       54,277
    Italian Dining Division................    16,066      15,040       12,973
    Bruegger's Bagel Bakery................       --          --        64,928
                                             --------    --------    ---------
Total restaurant sales.....................   230,751     232,244      292,197
                                             --------    --------    ---------
  Franchise related revenue................       --          --        10,055
                                             --------    --------    ---------
Total revenues.............................   230,751     232,244      302,252
                                             --------    --------    ---------
Operating expenses:
  Restaurant operating expenses:
    Food and beverage......................    67,732      69,102       88,629
    Payroll and benefits...................    67,073      66,404       87,905
    Depreciation and amortization..........    11,002      11,475       17,691
    Other operating expenses...............    55,890      55,644       74,691
                                             --------    --------    ---------
Total restaurant operating expenses........   201,697     202,625      268,916
  General and administrative...............    15,912      15,488       28,718
  Amortization of intangibles..............     1,032       1,085        3,112
  Impairment of assets and facility closing
   costs...................................     2,501         250      200,813
  Franchise operating partner expense......       --          --         2,066
                                             --------    --------    ---------
Total operating expenses...................   221,142     219,448      503,625
                                             --------    --------    ---------
Operating income (loss)....................     9,609      12,796     (201,373)
                                             --------    --------    ---------
Other income (expense):
  Interest expense.........................   (10,709)    (11,962)     (10,599)
  Gain (loss) on sale of property and
   equipment...............................      (188)       (345)         362
  Interest income..........................       103         190          221
  Other income, net........................        43         541           32
                                             --------    --------    ---------
Total other expense........................   (10,751)    (11,576)      (9,984)
                                             --------    --------    ---------
Income (loss) before income taxes..........    (1,142)      1,220     (211,357)
Income tax provision (benefit).............       815       1,107      (14,869)
                                             --------    --------    ---------
Net income (loss)..........................  $ (1,957)   $    113    $(196,488)
                                             --------    --------    ---------
Basic net income (loss) per share..........  $  (0.15)   $   0.01    $  (11.68)
                                             --------    --------    ---------
Diluted net income (loss) per share........  $  (0.15)   $   0.01    $  (11.68)
                                             --------    --------    ---------
Weighted average shares outstanding
  Basic....................................    12,668      12,599       16,820
                                             --------    --------    ---------
  Diluted..................................    12,668      12,654       16,820
                                             --------    --------    ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                              QUALITY DINING, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         Shares         Additional Retained                           Stock-
                         Common  Common  Paid-in   Earnings     Unearned   Treasury  holders'
                         Stock   Stock   Capital   (Deficit)  Compensation  Stock     Equity
                         ------  ------ ---------- ---------  ------------ --------  ---------
                                         (Dollars and shares in thousands)
Balance, October 27,
 1996................... 16,929   $ 28   $258,242  $  11,103     $ --      $   (250) $ 269,123
  Net loss, fiscal 1997.    --     --         --    (196,488)      --           --    (196,488)
  Exercise of stock
   options..............      1    --           1        --        --           --           1
Bruegger's Disposition:
  Redemption of shares.. (4,311)   --         --         --        --       (21,823)   (21,823)
  Retirement of common
   stock................    --     --     (21,823)       --        --        21,823        --
                         ------   ----   --------  ---------     -----     --------  ---------
Balance, October 26,
 1997................... 12,619     28    236,420   (185,385)      --          (250)    50,813
  Net income, fiscal
   1998.................    --     --         --         113       --           --         113
                         ------   ----   --------  ---------     -----     --------  ---------
Balance, October 25,
 1998................... 12,619     28    236,420   (185,272)      --          (250)    50,926
  Restricted stock
   grants...............    155    --         461        --       (461)         --         --
  Amortization of
   unearned
   compensation.........    --     --         --         --         33          --          33
  Net loss, fiscal 1999.    --     --         --      (1,957)      --           --      (1,957)
                         ------   ----   --------  ---------     -----     --------  ---------
Balance, October 31,
 1999................... 12,774   $ 28   $236,881  $(187,229)    $(428)    $   (250) $  49,002
                         ------   ----   --------  ---------     -----     --------  ---------




   The accompanying notes are an integral part of the consolidated financial statements.

                              QUALITY DINING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Fiscal Year Ended
                                             -----------------------------------
                                             October 31, October 25,  October 26
                                                1999        1998         1997
                                             ----------- ----------- -----------
                                                  (Dollars in thousands)
Cash flows from operating activities:
  Net income (loss).........................  $ (1,957)   $    113   $(196,488)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
    Depreciation and amortization of
     property and equipment.................    11,353      11,381      16,094
    Amortization of other assets............     2,375       2,877       7,187
    Impairment of assets and facility
     closing costs..........................     2,501         250     200,813
    Loss (gain) on sale of property and
     equipment..............................       188         345        (362)
    Amortization of unearned compensation...        33         --          --
    Deferred income taxes...................       --          --      (11,748)
    Changes in operating assets and
     liabilities, excluding effects of
     acquisitions and dispositions:
      Accounts receivable...................       412         279          65
      Inventories...........................        (4)         40          16
      Other current assets..................      (219)      4,374      (4,024)
      Accounts payable......................     1,292      (2,174)       (432)
      Accrued liabilities...................    (2,212)     (2,586)     (7,421)
                                              --------    --------   ---------
        Net cash provided by operating
         activities.........................    13,762      14,899       3,700
                                              --------    --------   ---------
Cash flows from investing activities:
  Disposition of businesses, net of cash
   sold.....................................       --          --       15,720
  Increase in notes receivable..............    (4,294)        --          --
  Proceeds from sales of property and
   equipment................................     2,790       2,453       2,073
  Purchase of property and equipment........    (8,262)     (6,205)    (32,080)
  Advances to affiliates....................       --          --      (26,515)
  Payment of other assets...................      (112)       (235)     (3,319)
  Other, net................................      (200)        (88)       (198)
                                              --------    --------   ---------
        Net cash used for investing
         activities.........................   (10,078)     (4,075)    (44,319)
                                              --------    --------   ---------
Cash flow from financing activities:
  Proceeds from exercise of stock options...       --          --            1
  Borrowings of long-term debt..............    63,566         --       62,500
  Repayment of long-term debt...............   (67,884)    (14,350)    (14,004)
  Repayment of capitalized lease and non-
   competition obligations..................      (371)       (333)       (435)
  Loan financing fees.......................    (1,327)       (290)       (387)
                                              --------    --------   ---------
        Net cash (used for) provided by
         financing activities...............    (6,016)    (14,973)     47,675
                                              --------    --------   ---------
Net increase (decrease) in cash and cash
 equivalents................................    (2,332)     (4,149)      7,056
Cash and cash equivalents, beginning of
 year.......................................     3,351       7,500         444
                                              --------    --------   ---------
Cash and cash equivalents, end of year......  $  1,019    $  3,351   $   7,500
                                              ========    ========   =========
Supplemental disclosures of cash flow
 information:
  Cash paid for interest, net of amounts
   capitalized..............................  $ 11,277    $ 11,157   $   8,367
  Cash paid for income taxes................     1,099       1,106         757
Noncash investing and financing activities:
  Common stock received in disposition......       --          --       21,823
  Property and equipment purchased and
   related liability included in accounts
   payable..................................     1,041         746         136
  Note receivable acquired in disposition of
   restaurants, net.........................       --          --        6,000

   The accompanying notes are an integral part of the consolidated financial statements.

                             QUALITY DINING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS, DISPOSITION OF BUSINESS AND PUBLIC OFFERINGS

   Nature of Business--Quality Dining, Inc. and its subsidiaries (the "Company") develop and operate both quick service and full service restaurants in 18 states. The Company owns and operates 36 Grady's American Grill restaurants, four restaurants under the tradename of Spageddies Italian Kitchen and four restaurants under the tradename Papa Vino's Italian Kitchen. The Company also operates, as a franchisee, 70 Burger King restaurants and 28 Chili's Grill & Bar restaurants.

   Disposition of Bagel-Related Businesses--On October 20, 1997, the Company sold its bagel-related businesses to Mr. Nordahl L. Brue, Mr. Michael J. Dressell and an entity controlled by them and their affiliates. The Company's board of directors determined to sell the bagel-related businesses after a careful evaluation of the future prospects for the bagel business, the competitive environment that then existed in the bagel segment, and the historical performance of the Company's bagel-related businesses. The sale included the stock of Bruegger's Corporation and the stock of all of the other bagel-related businesses. The total proceeds from the sale were $45,164,000. The consideration included the issuance by Bruegger's Corporation of a junior subordinated note in the amount of $10,000,000, which was recorded as $6,000,000 due to a $4,000,000 reserve for legal indemnification, the transfer of 4,310,740 shares of the Company's common stock valued at $21,823,000, owned by Messrs. Brue and Dressell, which were retired, a receivable for purchase price adjustment of $500,000, and $16,841,000 in cash. The subordinated note has an annual interest rate of 12% and matures in October 2004. Interest will be accrued and added to the principal amount of the note through October 2000 and will be paid in cash for the remaining life of the note. The Company has not recognized any interest income from this note. The Company will continue to review the financial condition of Bruegger's based upon available information to assess the collectability of the note. The cash component of the proceeds included an adjustment for the calculation of the net working capital deficit. The calculation used was subject to final adjustment and is being disputed by Messrs. Brue and Dressell. (See Note 10)

   During the second quarter of fiscal 1997, the Company recorded a non-cash impairment charge of $185,000,000 and a store closing charge of $15,513,000 as a result of its decision to divest the bagel related businesses (see Note 11). The consummation of the sale of the bagel-related businesses did not result in any additional gain or loss.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Fiscal Year--The Company maintains its accounts on a 52/53 week fiscal year ending the last Sunday in October. The fiscal year ended October 31, 1999 (fiscal 1999) contained 53 weeks. The fiscal years ended October 25, 1998 (fiscal 1998) and October 26, 1997 (fiscal 1997) each contained 52 weeks.

   Basis of Presentation--The accompanying consolidated financial statements include the accounts of Quality Dining, Inc. and its wholly-owned subsidiaries. As of May 11, 1997, the Company also consolidated its controlled affiliate, Bagel Acquisition Corporation, into its consolidated financial statements and recorded Bagel Acquisition Corporation's revenues and expenses from May 11, 1997 to October 19, 1997. All significant intercompany balances and transactions have been eliminated. Investments in unconsolidated affiliates are accounted for using the equity method.

   Use of Estimates in the Preparation of Financial Statements--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Inventories--Inventories consist primarily of restaurant food and supplies and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

                             QUALITY DINING, INC.

   Property and Equipment--Property and equipment, including capitalized leased properties, are stated at cost. Depreciation and amortization are being recorded on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term of the related asset. The general ranges of original depreciable lives are as follows:

                                             Years
                                             ------
             Capitalized Lease Property..... 17-20
             Buildings and Leasehold
              Improvements..................  15-31 1/2
             Furniture and Equipment........  4-7
             Computer Equipment and
              Software......................  5

Upon the sale or disposition of property and equipment, the asset cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income. Normal repairs and maintenance costs are expensed as incurred.

   Impairment of Long-Lived Assets and Facility Closure Expense--Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets," established accounting standards for the impairment of long-lived assets, certain intangibles and goodwill related to those assets. The Company reviews long-lived assets related to each restaurant annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. An impaired restaurant is written down to its estimated fair market value based on the best information available to the Company. Considerable management judgment is necessary to estimate the fair market value. Accordingly, actual results could vary significantly from such estimates.

   The Company recorded non-cash charges totaling $2,501,000 during the third quarter of fiscal 1999 consisting primarily of $650,000 for the disposal of obsolete point of sale equipment in its full service dining restaurants that the Company identified as a result of installing its new point of sale system, $1,047,000 for the estimated costs and losses associated with the anticipated closing of two regional offices and three restaurant locations and $804,000 primarily for a non-cash asset impairment write down for two under-performing restaurants.

   The Company recorded a $250,000 non-cash impairment charge in fiscal 1998 in connection with its decision to sell a Grady's American Grill Restaurant.

   In fiscal 1997, the Company recorded a $185,000,000 non-cash impairment charge in connection with its decision to sell its bagel-related businesses (see Note 11). In fiscal 1997, the Company decided not to build two Burger King restaurants which it had acquired the development rights to as part of the SHONCO acquisition. In conjunction with this decision the Company recorded a non-cash impairment charge of $300,000 to write-off the capitalized development rights associated with these two locations.

   Goodwill and Trademarks--Goodwill arising from the excess of the purchase price over the acquired tangible and intangible net assets acquired in acquisitions and trademarks are being amortized on a straight-line basis, principally over 40 years. Accumulated amortization of goodwill as of October 31, 1999 and October 25, 1998 was $2,710,000 and $2,169,000, respectively.
Accumulated amortization of trademarks as of October 31, 1999 and October 25, 1998 was $1,275,000 and $943,000, respectively. The Company wrote-off all of the goodwill related to its bagel businesses as part of the $185,000,000 non-cash impairment charge recorded during fiscal 1997 (See Note 11).

                             QUALITY DINING, INC.

   Franchise Fees and Development Fees--The Company's Burger King and Chili's franchise agreements require the payment of a franchise fee for each restaurant opened. Franchise fees are deferred and amortized on the straight-line method over the lives of the respective franchise agreements. Development fees paid to the respective franchisors are deferred and expensed in the period the related restaurants are opened. The excess of the purchase price over the acquired tangible and intangible assets acquired in the SHONCO acquisition has been allocated to franchise rights. The franchise agreements generally provide for a term of 20 years with renewal options upon expiration. Franchise fees are being amortized on a straight-line basis, principally over 20 years. Accumulated amortization of franchise fees and development costs as of October 31, 1999 and October 25, 1998 was $3,312,000 and $2,704,000,
respectively.

   Franchise Related Revenue Recognition--Franchise related revenue includes royalties, franchise fees, development fees, net commissary revenue, interest income and other miscellaneous fees related to the Company's bagel business, which was divested on October 20, 1997. Franchisees were required to pay monthly royalties, generally 4% to 5% of restaurant sales, which the Company recognized as earned. Each franchisee also paid an initial franchise fee for each bakery opened. Development fees, which resulted from area development agreements with franchisees, were deferred and recognized as revenue when all material conditions had been substantially completed by the Company, which generally occurred when the bakeries under the related area development agreements were opened.

   Advertising--The Company incurs advertising expense related to its concepts under franchise agreements (see Note 5) or through local advertising. Advertising costs are expensed at the time the related advertising first takes place. Advertising costs were $6,975,000, $6,807,000 and $7,381,000 for fiscal years 1999, 1998 and 1997, respectively. The Company had maintained an advertising fund for national and regional advertising for the Bruegger's Bagel Bakery ("Bruegger's") concept. The advertising fund collected fees paid by Company-owned and franchised bakeries, and disbursed funds relating to costs associated with maintaining, administering and preparing advertising, marketing, public relations and promotional programs for the Bruegger's concept. Contributions to the fund were based on a specified percentage of sales, generally 2%. Such contributions were recorded as earned and were reflected as a reduction of advertising expenses.

   Pre-Opening Costs--Effective with fiscal 1999, the Company expenses pre-opening costs as incurred in accordance with SOP 98-5 "Reporting on the Costs of Start-up Activities". Prior to fiscal 1999 direct costs incurred in connection with opening new restaurants were deferred and amortized on a straight-line basis over a 12-month period following the opening of a restaurant. Amortization of pre-opening costs aggregated $577,000 and $2,953,000 for fiscal years 1998 and 1997, respectively.

   Liquor Licenses--Costs incurred in securing liquor licenses for the Company's restaurants and the fair value of liquor licenses acquired in acquisitions are capitalized and amortized on a straight-line basis, principally over 20 years. Accumulated amortization of liquor licenses as of October 31, 1999 and October 25, 1998 was $800,000 and $618,000, respectively.

   Deferred Financing Costs--Deferred costs of debt financing included in other non current assets are amortized over the life of the related loan agreements, which range from three to 20 years.

   Computer Software Costs--Costs of purchased and internally developed computer software are capitalized and amortized over a five-year period using the straight-line method. As of October 31, 1999 and October 25, 1998, capitalized computer software costs, net of related accumulated amortization, aggregated $655,000 and $1,276,000, respectively. Amortization of computer software costs was $476,000, $445,000 and $411,000 for fiscal years 1999, 1998 and 1997 respectively.

                             QUALITY DINING, INC.

   Capitalized Interest--Interest costs capitalized during the construction period of new restaurants and major capital projects were $24,000, $57,000 and $125,000 for fiscal years 1999, 1998 and 1997 respectively.

   Stock-Based Compensation--The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Statement encourages rather than requires companies to adopt a new method that accounts for stock based compensation awards based on their estimated fair value at the date they are granted. Companies are permitted, however, to continue accounting for stock compensation awards under APB Opinion No. 25 which requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of the grant and the amount an employee must pay to acquire the stock. The Company has elected to continue to apply APB Opinion No. 25 and has disclosed the pro forma net income (loss) per share, determined as if the new method had been applied, in
Note 8.

   Net Income (Loss) Per Share--Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

   Concentrations of Credit Risk--Financial instruments, which potentially subject the Company to credit risk, consist primarily of cash and cash equivalents and notes receivable. Substantially all of the Company's cash and cash equivalents at October 31, 1999 were concentrated with a bank located in Michigan City, Indiana.

   Cash and Cash Equivalents--The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

   Income Taxes--The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. SFAS 109 requires the establishment of a valuation reserve against any deferred tax assets if the realization of such assets is not deemed likely.

   Segment Information--The Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in fiscal 1999. SFAS 131 establishes standards for the reporting of information about operating segments in annual and interim financial statements and requires restatement of prior year information. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect the Company's consolidated financial position or results of operations but did change the disclosure of segment information, as presented in Note 14.

   Comprehensive Income--The Company adopted SFAS 130, "Reporting Comprehensive Income" ("SFAS 130") in fiscal 1999. SFAS 130 requires that other comprehensive income items be displayed in financial statements and that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company did not have any comprehensive income items that were required to be reported under SFAS 130.

   Recently Issued Accounting Standards--In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that

                             QUALITY DINING, INC.

an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company for periods beginning in fiscal year 2001. The Company is currently not involved in derivative instruments or hedging activities, and therefore, will measure the impact of this statement as it becomes necessary.

   Reclassifications--Certain information in the consolidated financial statements for fiscal 1997 has been reclassified to conform with the current reporting format. The reclassifications had no effect on stockholders' equity or net loss as previously reported.

3. OTHER CURRENT ASSETS AND ACCRUED LIABILITIES

   Other current assets and accrued liabilities consist of the following:

                                                         October 31, October 25,
                                                            1999        1998
                                                         ----------- -----------
                                                         (Dollars in thousands)
      Other current assets:
        Deposits........................................   $ 1,131     $ 1,222
        Prepaid expenses and other......................       656         346
                                                           -------     -------
                                                           $ 1,787     $ 1,568
                                                           =======     =======
      Accrued liabilities:
        Accrued salaries, wages and severance...........   $ 3,587     $ 3,277
        Accrued advertising and royalties...............     1,184       1,314
        Accrued property taxes..........................     1,345       1,030
        Accrued sales taxes.............................       878         664
        Accrued disposition costs.......................     1,521       2,059
        Accrued store closing costs.....................       804       1,770
        Accrued insurance costs.........................     1,857       1,809
        Other accrued liabilities.......................     5,900       7,365
                                                           -------     -------
                                                           $17,076     $19,288
                                                           =======     =======

4. PROPERTY AND EQUIPMENT

   Property and equipment consist of the following:

                                                        October 31, October 25,
                                                           1999        1998
                                                        ----------- -----------
                                                        (Dollars in thousands)
      Land.............................................  $ 37,116    $ 37,660
      Capitalized lease property.......................     7,644       7,644
      Buildings and leasehold improvements.............    77,471      77,646
      Furniture and equipment..........................    59,568      59,083
      Construction in progress.........................       573         285
                                                         --------    --------
                                                          182,372     182,318
                                                         --------    --------
      Less, accumulated depreciation and capitalized
       lease amortization..............................    54,023      45,554
                                                         --------    --------
      Property and equipment, net......................  $128,349    $136,764
                                                         ========    ========

                             QUALITY DINING, INC.

5. FRANCHISE AND DEVELOPMENT RIGHTS

   The Company has entered into franchise agreements with two franchisors for the operation of two of its restaurant concepts, Burger King and Chili's. The franchise agreements provide the franchisors with significant rights regarding the business and operations of the Company's franchised restaurants. The franchise agreements with Burger King Corporation require the Company to pay royalty and advertising fees equal to 3.5% and 4.0% of Burger King restaurant sales, respectively. The franchise agreements with Brinker International, Inc. ("Brinker") covering the Company's Chili's restaurant concept require the Company to pay royalty and advertising fees equal to 4.0% and 0.5% of Chili's restaurant sales, respectively. In addition, the Company is required to spend 2% of sales from each of its Chili's restaurants on local advertising. As part of a system-wide promotional effort, the Company has agreed that for the period beginning September 1, 1999 and ending August 30, 2000, it will pay Brinker an additional advertising fee of 0.375% of sales from each of its Chili's restaurants.

   The Company has entered into development agreements to develop additional restaurants in each of the two concepts. Each of the development agreements requires the Company to pay a development fee. In addition, the development agreements contain certain requirements regarding the number of units to be opened in the future. Each restaurant opened will be subject to a separate franchise agreement, which requires the payment of an initial franchise fee (currently $40,000) for each such restaurant. Should the Company fail to comply with the required development schedules or with the requirements of the agreements for restaurants within areas covered by the development agreements, the franchisors have the right to terminate the Company's development agreements and the exclusivity provided by the development agreements. As of December 31, 1999, the Company developed its 18th and final restaurant under its development agreement with Burger King Corporation.

   Beginning in July, 2000, Burger King Corporation will increase its royalty and franchise fees for most new restaurants. At that time, the franchise fee for new restaurants will increase from $40,000 to $50,000 for a 20 year agreement and the royalty rate will increase from 3 1/2% of sales to 4 1/2% of sales, after a transitional period. For franchise agreements entered into during the transitional period, the royalty rate will be 4% of sales for the first 10 years and 4 1/2% of sales for the balance of the term.

   For new restaurants, the transitional period will be from July 1, 2000 to June 30, 2003. As of July 1, 2003, the royalty rate will become 4 1/2% of sales for the full term of new restaurant franchise agreements. For renewals of existing franchise agreements, the transitional period will be from July 1, 2000 through June 30, 2001. As of July 1, 2001, existing restaurants that renew their franchise agreements will pay a royalty of 4 1/2% of sales for the full term of the renewed agreement. The advertising contribution will remain the same at 4% of sales. Royalties payable under existing franchise agreements are not effected by these changes.

   Burger King Corporation is also offering a voluntary program to incent franchisees to renew their franchise agreements prior to the scheduled expiration date ("Early Renewal Program"). Franchisees that elect to participate in the Early Renewal Program will be required to make capital investments in their restaurants by, among other things, bringing them up to Burger King Corporation's current image, and to extend occupancy leases. Franchise agreements entered into under the Early Renewal Program will have special provisions regarding the royalty payable during the term, including a reduction in the royalty for a period of time. The Company is currently evaluating which, if any, of its restaurants would be suitable for the Early Renewal Program. In conducting its evaluation, the Company will consider, among other things, the applicable royalty reductions, the nature, extent and resulting impact on sales from the required capital investment as well as the Company's ability to extend its occupancy leases, where required. The Company intends to decide which, if any, of its restaurants it will include in the Early Renewal Program by March 15, 2000.

                             QUALITY DINING, INC.

6. INCOME TAXES

   The provision (benefit) for income taxes for the fiscal years ended October 31, 1999, October 25, 1998 and October 26, 1997 is summarized as follows:

                                          Fiscal Year Ended
                                 -----------------------------------
                                 October 31, October 25, October 26,
                                    1999        1998        1997
                                 ----------- ----------- -----------
      Current:
        Federal.................    $--        $  --      $ (4,243)
        State...................     815        1,107        1,122
                                    ----       ------     --------
                                     815        1,107       (3,121)
                                    ----       ------     --------
      Deferred:
        Provision (benefit) for
         the period.............     --           --       (11,748)
                                    ----       ------     --------
        Total...................    $815       $1,107     $(14,869)
                                    ====       ======     ========

   The components of the deferred tax asset and liability are as follows:

                                                         October 31, October 25,
                                                            1999        1998
                                                         ----------- -----------
                                                         (Dollars in thousands)
      Deferred tax asset:
        Net operating loss carryforwards................   $17,930     $18,682
        Restructuring and integration costs.............       992       1,629
        FICA tip credit and minimum tax credit..........     2,661       2,164
        Accrued liabilities.............................     2,971       1,557
        Capitalized lease obligations...................       807         771
        Other...........................................       320         153
                                                           -------     -------
        Deferred tax asset..............................    25,681      24,956
        Less: Valuation allowance.......................   (11,510)    (10,490)
                                                           -------     -------
                                                            14,171      14,466
                                                           -------     -------
      Deferred tax liability:
        Property and equipment..........................    (2,636)     (3,109)
        Franchise fees, trademarks and goodwill.........    (1,488)     (1,304)
        Other...........................................       (47)        (53)
                                                           -------     -------
        Deferred tax liability..........................    (4,171)     (4,466)
                                                           -------     -------
        Net deferred tax asset (liability)..............   $10,000     $10,000
                                                           =======     =======

   The Company has net operating loss carryforwards of approximately $51 million as well as FICA tip credits and alternative minimum tax credits of $2.7 million. Net operating loss carryforwards of $48 million expire in 2012 and $3 million expire in 2018. FICA tip credits of $1.3 million expire in 2012, $477,000 expire in 2013 and $572,000 expire in 2014. The alternative minimum tax credits of $300,000 carryforward indefinitely.

   During fiscal 1999, the Company increased its valuation reserve against its net operating loss carryforwards to $11.5 million leaving a net deferred tax asset of $10.0 million. The Company's assessment of its ability to realize the net deferred tax asset was based on the weight of both positive and negative evidence, including the taxable income of its current operations. Based on this assessment, the Company's management believes it is more likely than not that the net deferred tax benefit recorded will be realized. Such evidence will be reviewed

                             QUALITY DINING, INC.

prospectively and should the Company's operating performance continue to improve, the Company may recognize additional tax benefits related to its net deferred tax asset position in the future.

   Differences between the effective income tax rate and the U.S. statutory tax rate were as follows:

                                                     Fiscal Year Ended
                                            -----------------------------------
                                            October 31, October 25, October 26,
      (Percent of pretax income)               1999        1998        1997
      --------------------------            ----------- ----------- -----------
      Statutory tax rate...................    (34.0)%      34.0%      (34.0)%
      State income taxes, net of federal
       income tax benefit..................     47.1        59.0          .5
      FICA tax credit......................    (50.1)      (39.8)       (0.2)
      Write off and amortization of
       goodwill............................      --          --         22.3
      Change in valuation allowance........     89.3        20.5         4.8
      Other, net...........................     19.1        17.0        (0.4)
                                               -----       -----       -----
      Effective tax rate...................     71.4%       90.7%       (7.0)%
                                               =====       =====       =====

7. LONG-TERM DEBT AND CREDIT AGREEMENTS

   On August 3, 1999 the Company completed the refinancing of its existing debt with a financing package totaling $125,066,000, consisting of a $76,000,000 revolving credit agreement and a $49,066,000 mortgage facility, as described below. The revolving credit agreement was executed with Chase Bank of Texas, as agent for a group of six banks, providing for borrowings of up to $76,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread. The Company had $16,544,000 available under its revolving credit agreement as of October 31, 1999. The revolving credit agreement is collateralized by the stock of certain subsidiaries of the Company, the $10 million junior subordinated note issued by Bruegger's Corporation, certain interests in the Company's franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's personal property not pledged in the mortgage financing. The revolving credit agreement will mature on October 31, 2002, at which time all amounts outstanding thereunder are due.

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

   During fiscal 1999 the Company paid fees and expenses totaling $1,327,000 related to the refinancing of its existing debt. These costs related primarily to transaction and legal expenses for the mortgage facility and up-front fees to the bank group and legal expenses for the revolving credit agreement.

                             QUALITY DINING, INC.

   The aggregate maturities of long-term debt subsequent to October 31, 1999 are as follows:

             Fiscal Year
             -----------        (Dollars in thousands)
             2000..............        $  1,054
             2001..............           1,163
             2002..............           1,283
             2003..............          60,872
             2004..............           1,562
             2005 and
              thereafter.......          42,504
                                       --------
               Total...........        $108,438
                                       ========

8. EMPLOYEE BENEFIT PLANS

Stock Options

   The Company has three stock option plans: the 1993 Stock Option and Incentive Plan, the 1997 Stock Option and Incentive Plan and the Outside Directors Stock Option Plan.

   On March 26, 1997 the Company's shareholders approved the 1997 Stock Option and Incentive Plan and therefore no awards for additional shares of the Company's common stock will be made under the 1993 Stock Option and Incentive Plan. Under the 1997 Stock Option and Incentive Plan, shares of restricted stock and options to purchase shares of the Company's common stock may be granted to officers and other employees. An aggregate of 1,100,000 shares of common stock has been reserved for issuance under the 1997 Stock Option and Incentive Plan.

   Under the Outside Directors Stock Option Plan, 40,000 shares of common stock have been reserved for the issuance of nonqualified stock options to be granted to non-employee directors of the Company. On May 1, 1994 and on each May 1 thereafter, each then non-employee director of the Company will receive an option to purchase 2,000 shares of common stock at an exercise price equal to the fair market value of the Company's common stock on the date of grant. Each option has a term of 10 years and becomes exercisable six months after the date of grant. As of October 31, 1999 there were 38,000 options outstanding under the Outside Directors Stock Option Plan.

   On June 1, 1999, the Company repurchased 298,340 options, that had previously been issued under its 1993 Stock Option and Incentive Plan at strike prices ranging from $13.60 to $34.50, for their fair value of $44,751, or $0.15 per option. These options are not available to be reissued. The Company recorded $44,751 in compensation expense related to this repurchase.

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

   As a result of these grants, the Company recorded an increase to additional paid in capital and an offsetting deferred charge of approximately $461,000 for unearned compensation. The deferred charge is equal to the number of shares granted multiplied by a share price of $3.00, which was the Company's closing share price on

                             QUALITY DINING, INC.

the day of the grant. The deferred charge is classified in the equity section of the Company's consolidated balance sheet as unearned compensation and is being amortized to compensation expense on a straight-line basis over the vesting period.

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

   Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value method as prescribed by SFAS 123 (see Note
2), the Company's net earnings (loss) and net earnings (loss) per share would have been the pro forma amounts indicated below:

                                             October 31, October 25, October 26,
                                                1999        1998        1997
                                             ----------- ----------- -----------
                                                   (in thousands, except
                                                    per share amounts)
      Net income (loss), as reported........   $(1,957)     $ 113    $(196,488)
      Net income (loss), pro forma..........   $(2,190)     $(826)   $(197,410)
      Basic net income (loss) per common
       share, as reported...................   $  (.15)     $ .01    $  (11.68)
      Basic net income (loss) per common
       share, pro forma.....................   $  (.17)     $(.07)   $  (11.74)

   The weighted average fair value at the date of grant for options granted during fiscal 1999, 1998 and 1997 was $1.47, $1.67 and $6.80 per share, respectively, which, for the purposes of this disclosure, is assumed to be amortized over the respective vesting period of the grants. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 1999, 1998 and 1997: dividend yield of 0% for all years; expected volatility of 48.10%, 47.7% and 40.1%, respectively; risk-free interest rate of 5.53%, 5.7% and 6.5%, respectively; and expected lives of 5.00, 4.98 and 4.39 years, respectively.

   Activity with respect to the Company's stock option plans for fiscal years 1999, 1998 and 1997 was as follows:

                                                    Number of  Weighted Average
                                                     Shares     Exercise Price
                                                    ---------  ----------------
      Outstanding, October 27, 1996................   703,117       $23.24
        Granted....................................   300,795        14.46
        Canceled...................................  (237,512)       22.33
        Exercised..................................      (610)        2.66
                                                    ---------       ------
      Outstanding, October 26, 1997................   765,790        20.12
        Granted....................................   526,600         3.41
        Canceled...................................  (187,005)       10.08
        Exercised..................................      (385)         .10
                                                    ---------       ------
      Outstanding, October 25, 1998................ 1,105,000        13.83
        Granted....................................   161,261         3.00
        Canceled...................................  (494,271)       20.19
        Exercised..................................       --           --
                                                    ---------       ------
      Outstanding, October 31, 1999................   771,990       $ 7.55
                                                    ---------       ------
      Exercisable, October 31, 1999................   330,843
                                                    ---------
      Available for future grants at October 31,
       1999........................................   411,595
                                                    ---------

                             QUALITY DINING, INC.

   The following table summarizes information relating to fixed-priced stock options outstanding for all plans as of October 31, 1999.

                             Options Outstanding                Options Exercisable
                 ------------------------------------------- --------------------------
                             Weighted Average    Weighted                   Weighted
    Range of       Number       Remaining        Average       Number       Average
 Exercise Price  Outstanding Contractual Life Exercise Price Exercisable Exercise Price
 --------------  ----------- ---------------- -------------- ----------- --------------
  $.10-
 $10.00            533,905      8.57 years        $ 3.38       108,565       $ 3.82
 $10.01-
 $20.00            173,800      5.43 years        $12.55       157,993       $12.43
 $20.01-
 $32.875            64,285      6.41 years        $28.64        64,285       $28.64

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

   The Company's contributions under both plans aggregated $265,000, $173,000 and $99,000 for fiscal years 1999, 1998 and 1997, respectively.

9. LEASES

   The Company leases its office facilities and a substantial portion of the land and buildings used in the operation of its restaurants. The restaurant leases generally provide for a noncancelable term of five to 20 years and provide for additional renewal terms at the Company's option. Most restaurant leases contain provisions for percentage rentals on sales above specified minimums. Rental expense incurred under these percentage rental provisions aggregated $970,000, $1,054,000 and $986,000 for fiscal years 1999, 1998 and
1997, respectively.

   As of October 31, 1999, future minimum lease payments related to these leases were as follows:

                                                      Capital Operating
                                                      Leases   Leases    Total
                                                      ------- --------- -------
      Fiscal Year
      -----------                                      (Dollars in thousands)
      2000........................................... $ 1,152  $ 7,878  $ 9,030
      2001...........................................   1,152    7,747    8,899
      2002...........................................   1,110    7,607    8,717
      2003...........................................   1,081    7,464    8,545
      2004...........................................   1,081    6,898    7,979
      2005 and thereafter............................   4,569   26,936   31,505
                                                      -------  -------  -------
                                                       10,145  $64,530  $74,675
                                                               -------  -------
      Less: Amount representing interest.............   4,297
                                                      -------
      Present value of future minimum lease payments
       of which $417 is included in current
       liabilities at October 31, 1999............... $ 5,848
                                                      -------

   Rent expense, including percentage rentals based on sales, was $9,453,000, $9,518,000 and $15,198,000 for fiscal years 1999, 1998 and 1997, respectively.

                             QUALITY DINING, INC.

10. COMMITMENTS AND CONTINGENCIES

   The Company is self-insured for the portion of its employee health care costs not covered by insurance. The Company is liable for medical claims up to $100,000 per eligible employee annually, and aggregate annual claims up to approximately $2,500,000. The aggregate annual deductible is determined by the number of eligible covered employees during the year and the coverage they elect.

   At October 31, 1999, the Company had commitments aggregating $921,000 for the construction of restaurants.

   The Company is self-insured with respect to any worker's compensation claims not covered by insurance. The Company maintains a $250,000 annual deductible per occurrence and is liable for aggregate claims up to $2,300,000 for the three year insurance plan period beginning March 1, 1998 and ending April 30, 2001.

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

   On April 22, 1998, the Court granted the defendants' Motion to Transfer this matter to the United States District Court for the Northern District of Indiana. The complaint alleges that the plaintiffs purchased their franchises based upon financial representations that did not materialize, that they purchased preferred stock in Bruegger's Corporation based upon false representations, that the defendants falsely represented their intentions with respect to repurchasing bakeries from the plaintiffs, and that the defendants violated implied covenants of good faith and fair dealing. On July 28, 1999, the court dismissed all counts against all of the individual defendants, dismissed the count alleging violations of implied covenants of good faith and fair dealing and dismissed all fraud claims against the Company. The case continues to proceed against the Company on allegations that the Company breached an agreement to repurchase bakeries from the plaintiffs and against the Bruegger's entities on allegations that the plaintiffs purchased their franchises and preferred stock of Bruegger's Corporation based upon false representations and on allegations that Bruegger's Franchise Corporation breached the plaintiffs' franchise and development agreements.

   D & K Foods, Inc., Pacific Capital Ventures, Inc., and PLB Enterprises, Inc., franchisees of Bruegger's Franchise Corporation, and Ken Wagnon, Dan Carney, Jay Wagnon and Patrick Beatty, principals of the foregoing franchisees, commenced an action on July 16, 1997 in the United States District Court for the District of Maryland, against Bruegger's Corporation, Bruegger's Franchise Corporation, Quality Dining, Inc., Daniel B. Fitzpatrick, Michael J. Dressell and Nordahl L. Brue, alleging that the plaintiffs purchased their franchises based upon financial representations that did not materialize, that they purchased preferred stock in Bruegger's Corporation based upon false representations, that Bruegger's Corporation falsely represented its intentions with respect to purchasing bakeries from the plaintiffs or providing financing to the plaintiffs, and that the defendants violated implied covenants of good faith and fair dealing.

   On or about April 15, 1997, Texas Commerce Bank National Association ("Texas Commerce") made a loan of $4,200,000 (the "Loan") to BFBC Ltd., a Florida limited partnership ("BFBC"). At the time of the Loan, BFBC was a franchisee under franchise agreements with Bruegger's Franchise Corporation (the "Franchisor"). The Company at that time was an affiliate of the Franchisor. In connection with the Loan and as an

                             QUALITY DINING, INC.

accommodation of BFBC, the Company executed to Texas Commerce a "Guaranty". By the terms of the Guaranty the Company agreed that upon maturity of the Loan by default or otherwise that it would either (1) pay the Loan obligations or (2) buy the Loan and all of the related loan documents (the "Loan Documents") from Texas Commerce or its successors. In addition several principals of BFBC (the "Principal Guarantors") guaranteed repayment of the Loan by each executing a "Principal Guaranty". On November 10, 1998, Texas Commerce (1) declared that the Loan was in default, (2) notified BFBC, the Principal Guarantors and the Company that all of the Loan obligations were due and payable, and (3) demanded payment.

   The Company elected to satisfy its obligations under the Guaranty by purchasing the Loan from Texas Commerce. On November 24, 1998, the Company bought the Loan for $4,294,000. Thereafter, the Company sold the Loan to its Texas affiliate Grady's American Grill, L.P. ("Grady's"). On November 30, 1998 Grady's commenced an action seeking to recover the amount of the Loan from one of the Principal Guarantors, Michael K. Reilly ("Reilly"). As part of this action Grady's also seeks to enforce a Subordination Agreement that was one of the Loan Documents against MKR Investments, L.P., a partnership ("MKR"). Reilly is the general partner of MKR. This action is pending in the United States District Court for the Southern District of Texas Houston Division as Case No. H-98-4015. Reilly has denied liability and filed a counterclaim against Grady's alleging that Grady's engaged in unfair trade practices, violated Florida's "Rico" statute, engaged in a civil conspiracy and violated state and federal securities laws in connection with the Principal Guaranty (the "Counterclaims"). Reilly also filed a third party complaint against Quality Dining, Inc., Grady's American Grill Restaurant Corporation, David M. Findlay, Daniel Fitzpatrick, Bruegger's Corporation, Bruegger's Franchise Corporation, Champlain Management Services, Inc., Nordahl Brue, Michael Dressell and Ed Davis ("Third Party Defendants") alleging that Reilly invested in BFBC based upon false representations, that the Third Party Defendants violated state franchise statutes, committed unfair trade practices, violated covenants of good faith and fair dealing, violated the state "Rico" statute and violated state and federal securities laws in connection with the Principal Guaranty. In addition, BFBC and certain of its affiliates, including the Principal Guarantors ("Intervenors") have intervened and asserted claims against Grady's and the Third Party Defendants that are similar to those asserted in the counter claims and the third party complaint. In addition, the Company and Bruegger's Corporation are currently disputing the nature and extent of their indemnity obligations, if any, to the other with respect to this litigation. Based upon the currently available information, the Company does not believe that these matters will have a materially adverse effect on the Company's financial position or results of operations. However, there can be no assurance that the Company will be able to realize sufficient value from Reilly to satisfy the amount of the Loan or that the Company will not incur any liability as a result of the Counterclaims or third party complaints filed by Reilly and the Intervenors.

   In each of the above cases, one or more present or former officers and directors of the Company were named as party defendants and the Company has and/or is advancing defense costs on their behalf. Pursuant to the Share Exchange Agreement by and among Quality Dining, Inc., Bruegger's Corporation, Nordahl L. Brue and Michael J. Dressell, ("Share Exchange Agreement") the Agreement and Plan of Merger by and among Quality Dining, Inc., Bagel Disposition Corporation and Lethe, LLC, and certain other related agreements entered into as part of the disposition of the Company's bagel-related businesses, the Company is responsible for 50% of the first $14 million of franchise related litigation expenses, inclusive of attorney's fees, costs, expenses, settlements and judgments (collectively "Franchise Damages"). Bruegger's Corporation and certain of its affiliates are obligated to indemnify the Company from all other Franchise Damages. The Company is obligated to pay the first $3 million of its share of Franchise Damages in cash. Through October 31, 1999, the Company had paid approximately $1.8 million in cash and assigned its $1.2 million note from BruWest to Bruegger's Corporation which together have satisfied the Company's remaining obligation to pay cash in respect of Franchise Damages. The remaining $4 million of the Company's share of Franchise Damages is payable by crediting amounts owed to the Company pursuant to the $10 million junior subordinated note issued to the Company by Bruegger's Corporation. Through October 31, 1999, the outstanding balance due under the junior subordinated note has been

                             QUALITY DINING, INC.

reduced by $600,000 in respect of Franchise Damages. Based upon the currently available information, the Company does not believe that these cases individually or in the aggregate will have a material adverse effect on the Company's financial position and results of operations but there can be no assurance thereof. Such assessment is based in part upon the Company's belief that Bruegger's Corporation has and will continue to have the ability to perform its indemnity obligations.

   On or about September 10, 1999, Bruegger's Corporation, Lethe LLC, Nordahl
L. Brue, and Michael J. Dressel commenced an action against the Company in the United States District Court for the District of Vermont alleging that the Company breached various provisions of the Share Exchange Agreement which arise out of the ongoing dispute concerning the net working capital adjustment contemplated by the Share Exchange Agreement. Additionally on or about September 13, 1999, Messrs. Brue and Dressell asserted a claim for breach of representations and warranties under the Share Exchange Agreement. The Company does not expect the ultimate resolution of these disputes to have a material adverse effect on the Company's financial position or results of operations but there can be no assurance thereof.

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

   The Company and certain of its executive officers were defendants in a class action lawsuit filed in the United States District Court for the Northern District of Indiana. The complaint alleged, among other things, that the defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder by failing to disclose various matters in connection with the Company's acquisition, development, financing and disposition of its bagel-related businesses. The putative class period in such action was from June 7, 1996 to May 13, 1997 on which dates the price of the Company's common stock closed at

                             QUALITY DINING, INC.

$34.25 and $6.56, respectively. The plaintiffs were seeking, among other things, an award of unspecified compensatory damages, interest, costs and attorney's fees. The Company filed a motion to dismiss the complaint which was granted by the Court on September 28, 1999. The plaintiffs have not filed an appeal and the period for filing an appeal has expired.

   The Company is involved in various other legal proceedings incidental to the conduct of its business, including employment discrimination claims. Based upon currently available information, the Company does not expect that any such proceedings will have a material adverse effect on the Company's financial position or results of operations.

11. IMPAIRMENT OF LONG-LIVED ASSETS

   The Company recorded non-cash charges totaling $2,501,000 during the third quarter of fiscal 1999 consisting primarily of $650,000 for the disposal of obsolete point of sale equipment in its full service dining restaurants that the Company identified as a result of installing its new point of sale system, $1,047,000 for the estimated costs and losses associated with the anticipated closing of two regional offices and three restaurant locations and $804,000 primarily for a non-cash asset impairment write down for two under-performing restaurants. This non-cash asset impairment charge resulted from the Company's determination that an impairment write down should be considered for certain locations when there is a sustained trend of negative operating performance as measured by restaurant level cash flow. The non-cash facility closure charges include amounts for the write off of fixed assets and other costs related to the closing of these facilities. Each of these non-cash charges represents a reduction of the carrying amount of the assets to their estimated fair market values. All facility closures were completed during the fourth quarter of fiscal 1999 except for one restaurant which was closed early in fiscal 2000.

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

   The store closing charge represents the estimated costs associated with closing under-performing Bruegger's units and other Bruegger's units which were at various stages of development when the decision was made to divest the Bruegger's bagel-related businesses. The charge includes amounts for terminating leases, the write-off of fixed assets and pre-opening costs, restaurant management severance costs and other store closing costs. During the third quarter of fiscal 1997 the Company closed a total of 22 Bruegger's units in eight markets. As of October 31, 1999, $14,709,000 in costs related to these activities had been incurred, of which $3,916,000 were cash payments and $10,793,000 were non-cash charges, primarily for the write-down of fixed assets. The remaining costs are primarily associated with terminating occupancy leases which the Company expects to be substantially complete by the end of fiscal 2000. The Company believes that the remaining reserve is adequate to cover all future expenses relating to the closed stores.

                             QUALITY DINING, INC.

12. RELATED PARTY TRANSACTIONS

   The Company leases a substantial number of its Burger King restaurants from entities that are substantially owned by certain directors, officers and stockholders of the Company. Amounts paid for leases with these related entities are as follows:

                                                      Fiscal Year Ended
                                             -----------------------------------
                                             October 31, October 25, October 26,
                                                1999        1998        1997
                                             ----------- ----------- -----------
                                                   (Dollars in thousands)
      Operating leases:
        Base rentals........................   $2,456      $2,513      $2,502
        Percentage rentals..................      456         451         349
                                               ------      ------      ------
                                                2,912       2,964       2,851
                                               ------      ------      ------
      Capitalized leases:
        Interest............................      725         761         793
        Reduction of lease obligations......      300         264         233
        Percentage rentals..................      222         246         192
                                               ------      ------      ------
                                                1,247       1,271       1,218
                                               ------      ------      ------
          Total.............................   $4,159      $4,235      $4,069
                                               ======      ======      ======

   Affiliated real estate partnerships and two other entities related through common ownership pay management fees to the Company as reimbursement for administrative services provided. Total management fees for fiscal 1999, 1998 and 1997 were $14,000, $14,000 and $14,000, respectively.

   During the fiscal years 1999, 1998 and 1997, the Company made payments to companies owned by certain directors, stockholders and officers of the Company of $260,000, $185,000 and $327,000, respectively, for air transportation services.

   During fiscal 1997 and fiscal 1996, the Company loaned a total of $38,000,000 to Bagel Acquisition Corporation, a company owned by a director and officer of the Company, which used the funds to acquire a number of Bruegger's Bagel Bakeries from independent franchisees. Interest income recognized by the Company on this note in fiscal 1997 was $1,317,000. The interest income from the note was included as part of franchise related revenue on the Consolidated Statement of Operations. In connection with the Company's decision to divest its bagel-related businesses, the Company began consolidating the assets and liabilities of Bagel Acquisition Corporation as of May 11, 1997 and Bagel Acquisition Corporation became a wholly owned subsidiary on August 21, 1997, when the Company exercised its option to acquire the stock of Bagel Acquisition Corporation for $1,000. The note receivable from Bagel Acquisition Corporation was eliminated as part of the consolidation. As of May 11, 1997, the Company consolidated Bagel Acquisition Corporation into its consolidated financial statements and recorded Bagel Acquisition Corporation's revenues and expenses from May 11, 1997 to October 19, 1997.

   The Company and its Bruegger's concept transacted certain business activities with Bagel Acquisition Corporation and certain other entities whose principal shareholders were directors and/or officers of the Company. A summary of these transactions for fiscal year 1997 included: purchases of cream cheese $1,784,000; sales of bagels and related products $4,054,000; royalties earned $4,485,000; marketing fees earned $2,016,000; installation of point-of-sale registers $100,000; management, accounting, legal and computer support services $677,000; and transaction fees $200,000.

                             QUALITY DINING, INC.

13. ACQUISITIONS AND DISPOSITIONS

   On October 20, 1997, the Company sold its bagel-related businesses to Mr. Nordahl L. Brue, Mr. Michael J. Dressell and an entity controlled by them and their affiliates. The sale included the stock of Bruegger's Corporation and the stock of all of the other bagel-related businesses. The total proceeds from the sale were $45,164,000. The consideration included the issuance by Bruegger's Corporation of a junior subordinated note in the amount of $10,000,000, which was recorded as $6,000,000 due to a $4,000,000 reserve for legal indemnification, the transfer of 4,310,740 shares of the Company's common stock valued at $21,823,000, owned by Messrs. Brue and Dressell, which were retired, a receivable for purchase price adjustment of $500,000, and $16,841,000 in cash. The subordinated note has an annual interest rate of 12% and will mature in seven years. Interest will be accrued and added to the principal amount of the note for the first three years and will be paid in cash for the remaining life of the note. The Company will continue to review the financial condition of Bruegger's based upon available information to assess the collectability of the note. The cash component of the proceeds included an adjustment for the calculation of the net working capital deficit. The calculation used was subject to final adjustment and is being disputed by Messrs. Brue and Dressell. The Company does not expect the ultimate resolution of this dispute to have a material adverse effect on the Company's financial position or results of operations but there can be no assurance thereof.

   Prior to the transaction, Messrs. Brue and Dressell were directors of the Company and owned approximately 25% of the Company's common stock. In connection with the sale of the bagel-related businesses, Mr. Nordahl L. Brue, Mr. Michael J. Dressell and Mr. David T. Austin resigned from the Company's Board of Directors.

14. SEGMENT REPORTING

   The Company adopted SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131") in its fiscal year ending October 31, 1999.

   The Company operates four distinct restaurant concepts in the food-service industry. It owns the Grady's American Grill and two Italian Dining concepts and operates Burger King restaurants and Chili's Grill & Bar as a franchisee of Burger King Corporation and Brinker International, Inc., respectively. The Company has identified each restaurant concept as an operating segment based on management structure and internal reporting. For purposes of applying SFAS 131, the Company considers the Grady's American Grill, the two Italian Concepts and Chili's Grill & Bar to be similar and have aggregated them into a single reportable operating segment (Full Service). The Company considers the Burger King restaurants as a separate reportable segment (Quick Service).

                             QUALITY DINING, INC.

   Summarized financial information concerning the Company's reportable segments is shown in the following table. The "other" column includes corporate related items and income and expense not allocated to reportable segments. The bagel-related companies, which were sold on October 27, 1997, have been included in "other" for fiscal 1997.

                                  Full       Quick
                                Service     Service      Other         Total
                                --------    -------    ---------     ---------
                                       (Dollars in thousands)
Fiscal 1999
Revenues....................... $148,101    $82,650    $     --      $ 230,751
Income from restaurant
 operations(1).................   15,134     13,794          126        29,054
Operating income (loss)........    5,038(2)   6,731(3)    (2,160)(4) $   9,609
Interest expense...............                                         10,709
Other expense..................                                             42
                                                                     ---------
Loss before income taxes.......                                      $  (1,142)
                                                                     =========
Total assets...................  127,512     33,571       27,954     $ 189,037
Depreciation and amortization..    8,572      3,202        1,954        13,728
Fiscal 1998
Revenues....................... $151,853    $80,391    $     --      $ 232,244
Income from restaurant
 operations(1).................   16,048     13,559           12        29,619
Operating income (loss)........    8,014(5)   7,121       (2,339)    $  12,796
Interest expense...............                                         11,962
Other income...................                                            386
                                                                     ---------
Income before income taxes.....                                      $   1,220
                                                                     =========
Total assets...................  134,973     33,572       27,730     $ 196,275
Depreciation and amortization..    8,914      3,000        2,344        14,258
Fiscal 1997
Revenues....................... $152,653    $74,616    $  74,983     $ 302,252
Income from restaurant
 operations(1).................   14,420     12,275       (3,414)       23,281
Operating income (loss)........    6,569      5,752     (213,694)(6) $(201,373)
Interest expense...............                                         10,599
Other income...................                                            615
                                                                     ---------
Loss before income taxes.......                                      $(211,357)
                                                                     =========
Total assets...................  143,602     29,845       41,898     $ 215,345
Depreciation and amortization..    6,952      2,817       13,512        23,281

--------
(1) Income from restaurant operations is restaurant sales minus total restaurant operating expenses.
(2) Includes charges for the impairment of assets and facility closing costs totaling $2,174,000.
(3) Includes charges for the impairment of assets and facility closing costs totaling $159,000.
(4) Includes charges for the impairment of assets and facility closing costs totaling $168,000.
(5) Includes charges for the impairment of assets totaling $250,000.
(6) Includes operating losses of the bagel-related companies and bagel-related charges of $200,813,000 for the impairment of assets and facility closing costs.

                              QUALITY DINING, INC.

15. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

                                                Year ended October 31, 1999
                                             ----------------------------------
                                              First  Second    Third    Fourth
                                             Quarter Quarter Quarter(1) Quarter
                                             ------- ------- ---------- -------
Total revenues.............................. $68,058 $53,709  $53,465   $55,519
Operating income ...........................   3,413   2,954      123     3,119
Income (loss) before income taxes...........     218     366   (2,136)      410
Net income (loss)........................... $    87 $   146  $(2,355)  $   165
                                             ======= =======  =======   =======
Basic net income (loss) per share........... $   .01 $   .01  $  (.19)  $  0.01
                                             ======= =======  =======   =======
Diluted net income (loss) per share......... $   .01 $   .01  $  (.19)  $  0.01
                                             ======= =======  =======   =======
Weighted average shares:
  Basic.....................................  12,599  12,599   12,712    12,759
  Diluted...................................  12,629  12,603   12,712    12,760

                                                Year ended October 25, 1998
                                             ----------------------------------
                                              First  Second    Third    Fourth
                                             Quarter Quarter  Quarter   Quarter
                                             ------- ------- ---------- -------
Total revenues.............................. $69,147 $55,838  $54,617   $52,642
Operating income ...........................   4,065   3,118    2,969     2,644
Income (loss) before income taxes...........     349     386      574       (89)
Net income (loss)........................... $   122 $   154  $   230   $  (393)
                                             ======= =======  =======   =======
Basic net income (loss) per share........... $   .01 $   .01  $   .02   $ (0.03)
                                             ======= =======  =======   =======
Diluted net income (loss) per share......... $   .01 $   .01  $   .02   $ (0.03)
                                             ======= =======  =======   =======
Weighted average shares:
  Basic.....................................  12,599  12,599   12,599    12,599
  Diluted...................................  12,663  12,749   12,601    12,599

--------
(1) During the third quarter of fiscal 1999 the Company recorded asset impairment charges and a facility closing charge totaling $2,501,000.

                             QUALITY DINING, INC.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Quality Dining, Inc.:

   In our opinion, the consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Quality Dining, Inc. and its subsidiaries at October 31, 1999 and October 25, 1998 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

Chicago, Illinois
December 15, 1999

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   There have been no changes in or disagreements with the Company's independent accountants on accounting or financial disclosures.

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this Item concerning the Directors and nominees for Director of the Company and concerning disclosure of delinquent filers is incorporated herein by reference to the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year. Information concerning the executive officers of the Company is included under the caption "Executive Officers of the Company" at the end of
Part I of this Annual Report. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11. EXECUTIVE COMPENSATION

   The information required by this Item concerning remuneration of the Company's officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference to the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.


 (a) 1. Financial Statements:

        The following consolidated financial statements of the Company and its subsidiaries are set forth in
        Part II, Item 8.

        Consolidated Balance Sheets as of October 31, 1999 and October 25, 1998.

        Consolidated Statements of Operations for the fiscal years ended October 31, 1999,
        October 25, 1998 and October 26, 1997.

        Consolidated Statements of Stockholders' Equity for the fiscal years ended October
        31, 1999, October 25, 1998 and October 26, 1997.

        Consolidated Statements of Cash Flows for the fiscal years ended October 31, 1999,
        October 25, 1998 and October 26, 1997.

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

                                          Quality Dining, Inc.

                                               /s/ Daniel B. Fitzpatrick
                                          By___________________________________
                                                   Daniel B. Fitzpatrick
                                               President and Chief Executive
                                                          Officer

Date: January 25, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----


   /s/ Daniel B. Fitzpatrick         Chairman of the Board,         January 25, 2000
____________________________________  President, Chief Executive
       Daniel B. Fitzpatrick          Officer and Director
                                      (Principal Executive
                                      Officer)

      /s/ David M. Findlay           Chief Financial Officer and    January 25, 2000
____________________________________  Treasurer (Principal
          David M. Findlay            Financial Officer)

        /s/ Jeanne Yoder             Vice President, Controller     January 25, 2000
____________________________________  (Principal Accounting
            Jeanne Yoder              Officer)

    /s/ James K. Fitzpatrick         Senior Vice President, Chief   January 25, 2000
____________________________________  Development Officer and
        James K. Fitzpatrick          Director

      /s/ Arthur J. Decio            Director                       January 25, 2000
____________________________________
          Arthur J. Decio

    /s/ Ezra H. Friedlander          Director                       January 25, 2000
____________________________________
        Ezra H. Friedlander

      /s/ Steven M. Lewis            Director                       January 25, 2000
____________________________________
          Steven M. Lewis

 /s/ Christopher J. Murphy III       Director                       January 25, 2000
____________________________________
     Christopher J. Murphy III


                               INDEX TO EXHIBITS

                                                                          Page
                                                                         No. In
  Exhibit                                                                 This
    No.                            Description                           Filing
  -------                          -----------                           ------

 2-F       (1) Share Exchange Agreement, by and among Quality Dining,
               Inc., Bruegger's Corporation, Nordahl L. Brue and
               Michael J. Dressell, dated as of September 3, 1997.....
 2-G       (2) Agreement and Plan of Merger, by and among Quality
               Dining, Inc., Bagel Disposition Corporation and Lethe,
               LLC, dated as of September 3, 1997.....................
 3-A       (3) (i) Restated Articles of Incorporation of Registrant...
           (3) (ii) Amendment to Registrant's Restated Articles of
               Incorporation establishing the Series A Convertible
               Cumulative Preferred Stock of the Registrant...........
           (3) (iii) Amendment to Registrant's Restated Articles of
               Incorporation establishing the Series B Participating
               Cumulative Preferred Stock of the Registrant...........
 3-B           By-Laws of the Registrant, as amended to date..........
 4-A       (4) Form of Mortgage, Assignment of Rents, Fixture Filing
               and Security Agreement.................................
 4-B       (4) Form of Lease..........................................
 4-C       (4) Form of Promissory Note................................
 4-D       (4) Intercreditor Agreement by and among Burger King
               Corporation, the Company and Chase Bank of Texas,
               National Association, NBD Bank, N.A. and NationsBank,
               N.A. effective as of May 11, 1999......................
 4-E       (4) Intercreditor Agreement by and among Captec Financial
               Group, Inc., CNL Financial Services, Inc., Chase Bank
               of Texas, National Association and the Company dated
               August 3, 1999.........................................
 4-F       (4) Collateral Assignment of Lessee's Interest in Leases by
               and between Southwest Dining, Inc. and Chase Bank of
               Texas, National Association dated July 26, 1999........
 4-G       (4) Collateral Assignment of Lessee's Interest in Leases by
               and between Grayling Corporation and Chase Bank of
               Texas, National Association dated July 26, 1999........
 4-H       (4) Collateral Assignment of Lessee's Interest in Leases by
               and between Bravokilo, Inc. and Chase Bank of Texas,
               National Association dated July 26, 1999...............
 4-I       (4) Third Amended and Restated Revolving Credit Agreement
               dated as of May 11, 1999 by and between Quality Dining,
               Inc. and GAGHC, Inc., as Borrowers, Chase Bank of
               Texas, National Association, as Administrative Agent,
               NBD Bank, N.A., as Documentation Agent, NationsBank,
               N.A. (South) as Co-Agent, and LaSalle Bank, N.A., The
               Northern Trust Company, KeyBank National Association
               (successor in interest to Society National Bank),
               SunTrust Bank, Central Florida, N.A. (collectively the
               "Banks")...............................................
 4-J       (4) First Amendment to Third Amended and Restated Revolving
               Credit Agreement dated as of July 26, 1999 by and
               between Quality Dining, Inc., and GAGHC, Inc., as
               Borrowers and the Banks................................
 4-K       (4) Second Amendment to Third Amended and Restated
               Revolving Credit Agreement dated as of September 9,
               1999 by and between Quality Dining, Inc. and GAGHC,
               Inc., Banks which are Party thereto and Chase Bank of
               Texas, National Association............................
 4-L       (5) Rights Agreement, dated as of March 27, 1997, by and
               between Quality Dining, Inc. and KeyCorp Shareholder
               Services, Inc., with exhibits..........................

                                                                           Page
                                                                          No. In
  Exhibit                                                                  This
    No.                             Description                           Filing
  -------                           -----------                           ------

 10-A      (6) Form of Burger King Franchise Agreement.................
 10-B      (6) Form of Chili's Franchise Agreement.....................
 10-D      (4) Second Amendment to Development Agreement by and between
               Southwest Dining, Inc. and Brinker International, Inc.
               dated July 26, 1999.....................................
 10-E      (6) (i) Target Reservation Agreement between Burger King
               Corporation and the Registrant dated December 24, 1993;
               (ii) Side Letter Agreement to Target Reservation
               Agreement dated December 21, 1993.......................
 10-F      (6) Development Agreement between Chili's, Inc. and the
               Registrant dated June 27, 1990..........................
 10-G      (4) Employment Agreement between the Company and John C.
               Firth dated August 24, 1999.............................
 10-H      (7) *1997 Stock Option and Incentive Plan of the Registrant.
 10-I      (8) *1993 Stock Option and Incentive Plan, as amended of the
               Registrant..............................................
 10-J      (6) *Outside Directors Stock Option Plan of the Registrant..
 10-K      (6) Lease Agreement between B.K. Main Street Properties and the Registrant dated January 1, 1994....................
 10-L      (7) Schedule of Related Party Leases........................
 10-M      (6) Form of Related Party Lease.............................
 10-O          *1999 Outside Directors Stock Option Plan...............
 10-P      (7) *Letter Agreement between the Registrant and Patrick J.
               Barry dated August 30, 1996.............................
 10-Q      (4) Non Compete Agreement between the Company and James K.
               Fitzpatrick dated June 1, 1999..........................
 10-R      (4) Non Compete Agreement between the Company and Gerald O.
               Fitzpatrick dated June 1, 1999..........................
 10-S      (4) Non Compete Agreement between the Company and David M.
               Findlay dated June 1, 1999..............................
 10-T      (9) First Amendment dated May 2, 1995 to Development
               Agreement between Chili's, Inc. and the Registrant dated
               June 27, 1990...........................................
 10-U      (4) Non Compete Agreement between the Company and Robert C.
               Hudson dated June 1, 1999...............................
 10-V      (9) *Employment Agreement between the Registrant and William
               R. Schonsheck dated August 14, 1995.....................
 10-W      (9) Non-Competition Agreement between the Registrant and
               William R. Schonsheck dated August 14, 1995.............
 10-X      (9) Lease Agreement for Farmington Hills #509 between the
               Registrant and William R. Schonsheck dated August 14,
               1995....................................................
 10-Y      (9) Lease Agreement for Belleville #4814 between the
               Registrant and William R. Schonsheck dated August 14,
               1995....................................................

                                                                          Page
                                                                         No. In
  Exhibit                                                                 This
    No.                            Description                           Filing
  -------                          -----------                           ------

 10-Z      (9)  Purchase and Sale Agreement between the Registrant and
                John D. Fitzpatrick dated July 10, 1995...............
 10-AD     (10) Priority Charter Agreement between the Registrant and
                Burger Management of South Bend #3 Inc., dated
                September 1, 1994.....................................
 10-AF     (10) Lease Agreement between the Registrant and Six Edison
                Lakes, L.L.C. dated September 19, 1996................
 10-AG     (11) Amended and Restated Priority Charter Agreement
                between the Registrant and Burger Management of South
                Bend #3 Inc., dated October 21, 1998..................
 10-AH     (4)  Agreement for Purchase of Options between the Company and Daniel B. Fitzpatrick dated June 1, 1999..........
 10-AI     (4)  Agreement for Purchase of Options between the Company and John C. Firth dated June 1, 1999..................
 10-AJ     (4)  Agreement for Purchase of Options between the Company and James K. Fitzpatrick dated June 1, 1999...........
 10-AK     (4)  Agreement for Purchase of Options between the Company and Gerald O. Fitzpatrick dated June 1, 1999..........
 10-AL     (4)  Agreement for Purchase of Options between the Company and David M. Findlay dated June 1, 1999...............
 10-AM     (4)  Agreement for Purchase of Options between the Company and Robert C. Hudson dated June 1, 1999...............
 10-AN     (4)  Agreement for Purchase of Options between the Company and Patrick J. Barry dated June 1, 1999...............
 10-AO     (4)  Agreement for Purchase of Options between the Company and Marti'n Miranda dated June 1, 1999................
 10-AP          Form of Agreement for Restricted Shares Granted under
                Quality Dining, Inc. 1997 Stock Option and Incentive
                Plan dated June 1, 1999 between the Company and
                certain executive officers identified on the schedule
                attached thereto......................................
 10-AQ          Severance Agreement and General Release between the
                Company and Marti'n Miranda dated January 14, 2000....
 10-AW          Severance Agreement and General Release between the
                Company and Michael J. Wargo dated October 1, 1999....
 10-AX     (4)  Consulting Agreement between the Company and William
                R. Schonsheck dated August 13, 1999...................
 10-AY          Form of Agreement for Restricted Shares Granted under
                Quality Dining, Inc. 1997 Stock Option and Incentive
                Plan dated December 15, 1999 between the Company and
                certain executive officers identified on the schedule
                attached thereto......................................
 10-AZ          Consulting and Resignation Agreement between the
                Company and Scott C. Smith dated November 1, 1999.....
 21             Subsidiaries of the Registrant........................
 23             Written consent of PricewaterhouseCoopers LLP.........
 27             Financial Data Schedule...............................

--------
  * The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.
 (1) The copy of this exhibit filed as exhibit number 1 to Amendment No. 5 of
     Schedule 13D filed by Nordahl L. Brue, Michael J. Dressell, Steven P. Schonberg and David T. Austin, dated September 4, 1997, is incorporated herein by reference.
 (2) The copy of this exhibit filed as exhibit number 2 to Amendment No. 5 of
     Schedule 13D filed by Nordahl L. Brue, Michael J. Dressell, Steven P. Schonberg and David T. Austin, dated September 4, 1997, is incorporated herein by reference.
 (3) The copy of this exhibit filed as the same exhibit number to the Company's Registration Statement on Form 8-A filed on April 1, 1997 is incorporated herein by reference.
 (4) The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 1, 1999, is incorporated herein by reference.
 (5) The copy of this exhibit filed as Exhibit 10-AO to the Company's Registration Statement on Form 8-A filed on April 1, 1997 is incorporated herein by reference.
 (6) The copy of this exhibit filed as the same exhibit number to the Company's Registration Statement on Form S-1 (Registration No. 33-73826) is incorporated herein by reference.
 (7) The copy of this exhibit filed as the same exhibit number to the Company's Report on Form 10-K for the year ended October 26, 1997 is incorporated herein by reference.
 (8) The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 12, 1996 is incorporated herein by reference.
 (9) The copy of this exhibit filed as the same exhibit number to the Company's Registration Statement on Form S-1 (Registration No. 33-96806) is incorporated herein by reference.
(10) The copy of this exhibit filed as the same exhibit number to the Company's Report on Form 10-K for the year ended October 27, 1996 is incorporated herein by reference.
(11) The copy of this exhibit filed is the same exhibit number to the Company's Report on Form 10-K for the year ended October 25, 1998 is incorporated herein by reference.