Form 10-Q
period 2000-02-20
QUALITY DINING INC
filed 2000-03-31
CIK 917126

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 20, 2000

                                   OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of     1934.

For the transition period from  ______________ to ____________________

Commission file number      0-23420
                      -----------------------

                          QUALITY DINING, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

         Indiana                                       35-1804902
-------------------------------           ---------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

           4220 Edison Lakes Parkway, Mishawaka, Indiana 4654
           ---------------------------------------------------
          (Address of principal executive offices and zip code)


                             (219) 271-4600
                             ---------------
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes __X____           No ________

The number of shares of the registrant's common stock outstanding as of March 20, 2000 was 12,285,103.














                          QUALITY DINING, INC.
                      QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTER ENDED FEBRUARY 20, 2000
                                  INDEX


                                                                Page
                                                               ------
PART I. - Financial Information


Item 1.   Consolidated Financial Statements:

          Consolidated Statements of Operations....................3
          Consolidated Balance Sheets..............................4
          Consolidated Statements of Cash Flows....................5
          Notes to Consolidated Financial Statements...............6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...........15


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

Item 6.   Exhibits and Reports on Form 8-K........................20

Signatures........................................................21





























Part I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                          QUALITY DINING, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                 (In thousands, except per share amounts)


                                              Sixteen Weeks Ended
                                           February 20,  February 14,
                                             2000           1999
 Revenues:                                 -----------   -----------
  Burger King                              $    24,511   $    23,355
  Grady's American Grill                        21,757        23,675
  Chili's Grill & Bar                           17,513        16,381
  Italian Dining Division                        4,987         4,647
                                               -------       -------
Total revenues                                  68,768        68,058
                                               -------       -------
Operating expenses:
  Restaurant operating expenses:
    Food and beverage                           19,491        20,280
    Payroll and benefits                        20,291        19,696
    Depreciation and amortization                3,409         3,378
    Other operating expenses                    16,311        16,201
                                               -------       -------
Total restaurant operating expenses             59,502        59,555
                                               -------       -------

Income from restaurant operations                9,266         8,503

  General and administrative expense             5,177         4,762
  Amortization of intangibles                      276           328
                                               -------       -------
Operating income                                 3,813         3,413
                                               -------       -------
Other income (expense):
  Interest expense                              (3,427)       (3,307)
  Gain (loss)on sale of
   property and equipment                           13           (65)
  Interest income                                   16            42
  Other income (expense), net                      119           135
                                               -------       -------
Total other expense, net                        (3,279)       (3,195)
                                               -------       -------

Income before income taxes                         534           218
Income tax provision                               308           131
                                               -------       -------
Net income                                  $      226    $       87
                                               =======       =======
Basic net income per share                  $     0.02    $     0.01
                                               =======       =======
Diluted net income per share                $     0.02    $     0.01
                                               =======       =======
Weighted average shares outstanding:
Basic                                           12,530        12,599
                                               =======       =======
Diluted                                         12,538        12,629
                                               =======       =======

See Notes to Consolidated Financial Statements.



                          QUALITY DINING, INC.
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                         (Dollars in thousands)

                                               February 20,   October 31,
                                                   2000         1999
ASSETS                                         -----------   ----------
------
Current assets:
  Cash and cash equivalents                     $    1,524   $    1,019
  Accounts receivable                                2,377        1,946
  Inventories                                        1,866        1,876
  Deferred income taxes                              2,428        2,630
  Other current assets                               2,141        1,787
                                                   -------      -------
Total current assets                                10,336        9,258
                                                   -------      -------

Property and equipment, net                        128,317      128,349
                                                   -------      -------

Other assets:
  Deferred income taxes                              7,572        7,370
  Trademarks, net                                   11,886       11,988
  Franchise fees and development costs, net          8,662        8,748
  Goodwill, net                                      7,887        8,053
  Notes receivable, less allowance                  10,294       10,294
  Liquor licenses, net                               2,679        2,686
  Other                                              2,422        2,291
                                                   -------      -------
Total other assets                                  51,402       51,430
                                                   -------      -------
Total assets                                    $  190,055   $  189,037
                                                   =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capitalized leases
    and long-term debt                          $    1,523   $    1,471
  Accounts payable                                   9,163        8,673
  Accrued liabilities                               17,925       17,076
                                                   -------      -------
Total current liabilities                           28,611       27,220

Long-term debt                                     108,209      107,384
Capitalized leases principally to related
  parties, less current portion                      5,286        5,431
                                                   -------      -------
Total liabilities                                  142,106      140,035
                                                   -------      -------
Stockholders' equity:
  Preferred stock, without par value:
    5,000,000 shares authorized; none issued
  Common stock, without par value: 50,000,000
    shares authorized; 12,876,209 and 12,619,444
    shares issued, respectively                         28          28
  Additional paid-in capital                       237,086     236,881
  Accumulated deficit                             (187,003)   (187,229)
  Unearned compensation                               (605)       (428)
                                                   -------     -------
                                                    49,506      49,252
  Less treasury stock, at cost, 582,500
    and 20,000 shares, respectively                  1,557         250
                                                   -------     -------
Total stockholders' equity                          47,949      49,002
                                                   -------     -------
Total liabilities and stockholders' equity      $  190,055  $  189,037
                                                   =======     =======

See Notes to Consolidated Financial Statements.





                          QUALITY DINING, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                             (In thousands)


                                                     Sixteen Weeks Ended
                                                 February 20,   February 14,
                                                    2000           1999
                                                 -----------    -----------
Cash flows from operating activities:
  Net income                                      $      226     $       87
  Adjustments to reconcile net income to  net
   cash provided by operating activities:
    Depreciation and amortization of
      property and equipment                           3,501          3,474
    Amortization of other assets                         554            743
    Loss(gain)on sale of property and equipment          (13)            65
    Amortization of unearned compensation                 28              -
    Changes in current assets and current liabilities:
      Net increase in current assets                    (775)        (1,168)
      Net increase (decrease) current liabilities      1,339         (1,748)
                                                     -------        -------
Net cash provided by operating activities              4,860          1,453
                                                     -------        -------
Cash flows from investing activities:
  Purchase of note receivable                              -         (4,294)
  Proceeds from sales of property and equipment           27            907
  Purchase of property and equipment                  (3,483)          (832)
  Purchase of other assets                              (326)          (194)
  Other                                                    2              -
                                                     -------        -------
Net cash used in investing activities                 (3,780)        (4,413)
                                                     -------        -------
Cash flows from financing activities:
  Borrowings of long-term debt                        14,700          4,300
  Repayment of long-term debt                        (13,823)        (3,300)
  Purchase of treasury stock                          (1,307)             -
  Repayment of capitalized lease obligations            (145)          (110)
                                                     -------        -------
Net cash provided (used) by financing activities        (575)           890
                                                     -------        -------

Net increase (decrease) in cash and cash equivalents     505         (2,070)
Cash and cash equivalents, beginning of period         1,019          3,351
                                                     -------        -------
Cash and cash equivalents, end of period          $    1,524     $    1,281
                                                     =======        =======





See Notes to Consolidated Financial Statements.



                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            February 20, 2000
                               (Unaudited)

Note 1:  Description of Business.

Nature of Business Quality Dining, Inc. (the "Company") operates four distinct restaurant concepts. It owns the Grady's American Grill(R) and two Italian Dining concepts and operates Burger King(R) restaurants and Chili's Grill & Bar(T) ("Chili's"(R)) as a franchisee of Burger King Corporation and Brinker International, Inc. ("Brinker"), respectively.
The Company operates its Italian Dining restaurants under the tradenames of  Spageddies Italian Kitchenr ("Spageddies"(R)) and Papa Vino's  Italian
Kitchen(R)  ("Papa  Vino's"(R)).   As  of February  20,  2000,  the  Company
operated 143 restaurants, including 71 Burger King restaurants, 28 Chili's, 36 Grady's American Grill restaurants, three Spageddies and five Papa Vino's.

Note 2:  Basis of Presentation.

The accompanying consolidated financial statements include the accounts of Quality Dining, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the sixteen week period ended February 20, 2000 are not necessarily indicative of the results that may be expected for the 52-week year ending October 29, 2000.

These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended October 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 3: Disposition of Bagel-Related Businesses

On October 20, 1997, the Company sold its bagel-related businesses to Mr. Nordahl L. Brue, Mr. Michael J. Dressell and an entity controlled by them and their affiliates. The Company's board of directors determined to sell the bagel-related businesses after a careful evaluation of the future prospects for the bagel business, the competitive environment that then existed in the bagel segment, and the historical performance of the Company's bagel-related businesses. The sale included the stock of Bruegger's Corporation and the stock of all of the other bagel-related businesses. The total proceeds from the sale were $45,164,000. The consideration included the issuance by Bruegger's Corporation of a junior subordinated note in the amount of $10,000,000, which was recorded as $6,000,000 due to a $4,000,000 reserve for legal indemnification, the transfer of 4,310,740 shares of the Company's common stock valued at $21,823,000, owned by Messrs. Brue and Dressell, which were retired, a receivable for purchase price adjustment of $500,000, and $16,841,000 in cash. The subordinated note has an annual interest rate of 12%
                          QUALITY DINING, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                            February 20, 2000
                               (Unaudited)

and matures in October 2004. Interest will be accrued and added to the principal amount of the note through October 2000 and will be paid in cash for the remaining life of the note. The Company has not recognized any interest income from this note. The Company will continue to review the financial condition of Bruegger's Corporation based upon available information to assess the collectability of the note. The cash component of the proceeds included an adjustment for the calculation of the net working capital deficit. The calculation used was subject to final adjustment and is being disputed by Messrs. Brue and Dressell. See Note 8 - Contingencies.



Note 4:  Commitments.

As of February 20, 2000, the Company had commitments aggregating approximately $485,000 for restaurant construction and the purchase of new equipment.


Note 5:  Long-Term Debt.

On August 3, 1999 the Company completed the refinancing of its existing debt with a financing package totaling $125,066,000, consisting of a $76,000,000 revolving credit agreement and a $49,066,000 mortgage facility, as described below. The revolving credit agreement was executed with Chase Bank of Texas, as agent for a group of six banks, providing for borrowings of up to $76,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread. The Company had $15,344,000 available under its revolving credit agreement as of February 20, 2000. The revolving credit agreement is collateralized by the stock of certain subsidiaries of the Company, the $10 million junior subordinated note issued by Bruegger's Corporation, certain interests in the Company's franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's personal property not pledged in the mortgage financing. The revolving credit agreement will mature on October 31, 2002, at which time all amounts outstanding thereunder are due.

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




                          QUALITY DINING, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                            February 20, 2000
                               (Unaudited)

Note 6: Earnings Per Share

During the first quarter of fiscal 2000 the Company acquired and retired 562,500 shares of common stock for $1,307,488. During the first quarter of fiscal 2000 the Company issued 102,360 shares of restricted stock. The Company had outstanding at February 20, 2000 common shares totaling 12,293,709. The Company has also granted options to purchase common shares to its employees and outside directors. These options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS 128.

                                                   Quarter ended
                                         February 20,       February 14,
Basic earnings per share:                    2000               1999
                                         -----------        -----------
Income available to common
    shareholders  (numerator)           $    226,000       $     87,000
Weighted average common shares            ==========         ==========
    outstanding (denominator)             12,530,000         12,599,000
                                          ==========         ==========
Basic  earnings  per  share             $       0.02       $       0.01
                                          ==========         ==========

                                                   Quarter ended
                                         February 20,       February 14,
Diluted earnings per share:                  2000               1999
Income available to common               -----------        -----------
    shareholders  (numerator)           $    226,000       $     87,000
Weighted average common shares            ==========         ==========
    outstanding                           12,530,000         12,599,000
Effect of dilutive securities:
    Options on common stock                    8,000             30,000
Total common shares and dilutive          ----------         ----------
    securities (denominator)              12,538,000         12,629,000
                                          ==========         ==========
Diluted  earnings  per  share           $       0.02       $       0.01
                                          ==========         ==========


















                          QUALITY DINING, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                            February 20, 2000
                               (Unaudited)
Note 7 Segment Reporting:

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

                              Full         Quick
(Dollars in thousands)        Service      Service      Other         Total
-----------------------------------------------------------------------------

First quarter fiscal 2000
-------------------------
Revenues                   $ 44,257       $ 24,511     $     -     $ 68,768
Income from restaurant
  Operations                  5,007          4,218          41        9,266

Operating income              3,136          1,874      (1,197)    $  3,813
Interest expense                                                     (3,427)
Other income                                                            148
                                                                    -------
Income before income taxes                                         $    534
                                                                    =======
Total assets                129,999         34,880      25,176     $190,055
Depreciation and
  amortization                2,667            920         468        4,055


First quarter fiscal 1999
-------------------------
Revenues                   $ 44,703      $  23,355      $    -     $ 68,058
Income from restaurant
  Operations                  4,599          3,863          41        8,503

Operating income              2,218          1,852        (657)    $  3,413
Interest expense                                                     (3,307)
Other income                                                            112
                                                                    -------
Income before income taxes                                         $    218
                                                                    =======
Total assets                134,325         33,540      27,639     $195,504
Depreciation and
  amortization                2,638            987         592        4,217




                          QUALITY DINING, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                            February 20, 2000
                               (Unaudited)

Note 8:  Contingencies

The Company and certain of its officers and directors are parties to various legal proceedings relating to the Company's purchase, operation and financing of the Company's bagel-related businesses.

Quality Baking, LLC, a franchisee of Bruegger's Franchise Corporation, and Mark Ratterman, Chris Galloway and Peter Shipman, principals of Quality Baking, LLC, commenced an action on July 9, 1997 filed in the United States District Court, for the Eastern District of Missouri, Eastern Division, against the Company, Bruegger's Corporation, Bruegger's Franchise Corporation, Nordahl L. Brue, Michael J. Dressell, Daniel B. Fitzpatrick and John C. Firth.

On April 22, 1998, the Court granted the defendants' Motion to Transfer this matter to the United States District Court for the Northern District of Indiana. The complaint alleged that the plaintiffs purchased their franchises based upon financial representations that did not materialize, that they purchased preferred stock in Bruegger's
Corporation based upon false representations, that the defendants falsely represented their intentions with respect to repurchasing bakeries from the plaintiffs, and that the defendants violated implied covenants of good faith and fair dealing. On July 28, 1999, the court dismissed all counts against all of the individual defendants, dismissed the count alleging violations of implied covenants of good faith and fair dealing and dismissed all fraud claims against the Company. On February 22, 2000, the Court granted the defendants' motions for summary judgment on all remaining counts of the plaintiffs' complaint.

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

                          QUALITY DINING, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                            February 20, 2000
                               (Unaudited)


repayment  of  the  Loan by each executing a "Principal  Guaranty".   On
November 10, 1998, Texas Commerce (1) declared that the Loan was in default, (2) notified BFBC, the Principal Guarantors and the Company that all of the Loan obligations were due and payable, and (3) demanded payment.

The Company elected to satisfy its obligations under the Guaranty by purchasing the Loan from Texas Commerce. On November 24, 1998, the Company bought the Loan for $4,294,000. Thereafter, the Company sold the Loan to its Texas affiliate Grady's American Grill, L.P. ("Grady's"). On November 30, 1998 Grady's commenced an action seeking to recover the amount of the Loan from one of the Principal Guarantors, Michael K. Reilly ("Reilly"). As part of this action Grady's also seeks to enforce a Subordination Agreement that was one of the Loan Documents against MKR Investments, L.P., a partnership ("MKR"). Reilly is the general partner of MKR. This action is pending in the United States District Court for the Southern District of Texas Houston Division as Case No. H-98-4015. Reilly has denied liability and filed a counterclaim against Grady's alleging that Grady's engaged in unfair trade practices, violated Florida's "Rico" statute, engaged in a civil conspiracy and violated state and federal securities laws in connection with the Principal Guaranty (the "Counterclaims"). Reilly also filed a third party complaint against Quality Dining, Inc., Grady's American Grill Restaurant Corporation, David M. Findlay, Daniel B. Fitzpatrick, Bruegger's Corporation, Bruegger's Franchise Corporation, Champlain Management Services, Inc., Nordahl L. Brue, Michael J. Dressell and Ed Davis ("Third Party Defendants") alleging that Reilly invested in BFBC based upon false representations, that the Third Party Defendants violated state franchise statutes, committed unfair trade practices, violated covenants of good faith and fair dealing, violated the state "Rico" statute and violated state and federal securities laws in connection with the Principal Guaranty. In addition, BFBC and certain of its affiliates, including the Principal Guarantors ("Intervenors") have intervened and asserted claims against Grady's and the Third Party Defendants that are similar to those asserted in the counter claims and the third party complaint. In addition, the Company and Bruegger's Corporation are currently disputing the nature and extent of their indemnity obligations, if any, to the other with respect to this litigation. Based upon the currently available information, the Company does not believe that these matters will have a materially adverse effect on the Company's financial position or results of operations. However, there can be no assurance that the Company will be able to realize sufficient value from Reilly to satisfy the amount of the Loan or that the Company will not incur any liability as a result of the Counterclaims or third party complaints filed by Reilly and the Intervenors.











                          QUALITY DINING, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                            February 20, 2000
                               (Unaudited)


In each of the above cases, one or more present or former officers and directors of the Company were named as party defendants and the Company has and/or is advancing defense costs on their behalf. Pursuant to the Share Exchange Agreement by and among Quality Dining, Inc., Bruegger's Corporation, Nordahl L. Brue and Michael J. Dressell, ("Share Exchange Agreement") the Agreement and Plan of Merger by and among Quality Dining, Inc., Bagel Disposition Corporation and Lethe, LLC, and certain other related agreements entered into as part of the disposition of the Company's bagel-related businesses, the Company is responsible for 50% of the first $14 million of franchise related litigation expenses, inclusive of attorney's fees, costs, expenses, settlements and judgments (collectively "Franchise Damages"). Bruegger's Corporation and certain of its affiliates are obligated to indemnify the Company from all other Franchise Damages. The Company is obligated to pay the first $3 million of its share of Franchise Damages in cash. As of February 20, 2000, the Company has satisfied this obligation. The remaining $4 million of the Company's share of Franchise Damages is payable by crediting amounts owed to the Company pursuant to the $10 million junior subordinated note issued to the Company by Bruegger's Corporation. However, the Company and Bruegger's Corporation are currently disputing the nature and extent of their indemnity obligations under the Share Exchange Agreement. Through October 31, 1999, the outstanding balance due under the junior subordinated note has been reduced by $600,000 in respect of Franchise Damages. Based upon the currently available information, the Company does not believe that these cases individually or in the aggregate will have a material adverse effect on the Company's financial position and results of operations but there can be no assurance thereof. Such assessment is based in part upon the Company's belief that Bruegger's Corporation has and will continue to have the ability to perform its indemnity obligations.

On or about September 10, 1999, Bruegger's Corporation, Lethe LLC, Nordahl L. Brue, and Michael J. Dressel commenced an action against the Company in the United States District Court for the District of Vermont alleging that the Company breached various provisions of the Share Exchange Agreement which arise out of the ongoing dispute concerning the net working capital adjustment contemplated by the Share Exchange Agreement. On February 1, 2000, the Company filed counter-claims against Bruegger's Corporation for the working capital adjustment to which it believes it is entitled. See Item I BUSINESS-Disposition of Bagel-Related Businesses. Additionally, on or about September 13, 1999, Messrs. Brue and Dressell asserted a claim for breach of representations and warranties under the Share Exchange Agreement. The Company does not expect the ultimate resolution of these disputes to have a material adverse effect on the Company's financial position or results of operations but there can be no assurance thereof.








                          QUALITY DINING, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                            February 20, 2000
                               (Unaudited)


James T. Bies filed a shareholder derivative action in the United States District Court for the Southern District of Michigan on October 14, 1997. A derivative action is an action on behalf of the Company in which any recovery against the defendants would be payable to the Company. The complaint named as defendants 12 individuals who are current or former directors or officers of the Company. The complaint alleged that the individual defendants as directors breached fiduciary duties to the Company by approving certain transactions in 1997 involving loans to Bagel Acquisition Corporation that allegedly benefited Daniel B. Fitzpatrick, the Company's Chairman, President and Chief Executive Officer. The plaintiff also alleged that individual defendants participated in a "conspiracy to waste, dissipate, and improperly use funds, property and assets" of the Company for the benefit of Bagel Acquisition Corporation and Mr. Fitzpatrick. The plaintiff alleged that the Company and its shareholders had been damaged in an amount in excess of $28,000,000. The relief sought also included the appointment of a receiver, an accounting and attorney's fees. On April 27, 1998, the Court dismissed the complaint without prejudice, for failure to make a "demand" upon the Company's board of directors that the Company institute the action. By letter dated May 12, 1998, Mr. Bies demanded that the Company pursue these claims against the defendants. In accordance with the Indiana Business Corporation Law ("IBCL"), the board of directors appointed a special committee of three disinterested outside directors and one other disinterested person to investigate the allegations. The three disinterested outside directors were Messrs. Decio, Lewis and Murphy (named defendants in the action) and the disinterested person was David T. Link, Dean of the University of Notre Dame Law School. As required by the IBCL, the special committee was charged with evaluating the claim and determining whether it was in the best interests of the Company to pursue this matter. Subsequent to the establishment of the special committee, Mr. Bies refiled his action on July 30, 1998. As a result of its investigation of Mr. Bies' demand, the special committee determined that the claims identified by Mr. Bies were without merit and that it would not be in the Company's best interests to pursue them. Based on that determination, on January 6, 1999, the special committee filed a motion to dismiss or alternatively for summary judgment, which was denied on April 20, 1999 essentially because  the  Court  was unable to determine, on the record  before  it, whether the special committee was disinterested. After conducting discovery, the plaintiff determined that the conclusions reached by the special committee were correct and that the allegations of wrongful conduct by the defendants were without merit. Consequently, the plaintiff withdrew his challenge to the merits of the determination of the special committee and to the "disinterestedness" of its members. As a result, on February 29, 2000, the court dismissed the lawsuit. The Company agreed to reimburse the plaintiff approximately $39,000 representing the costs and attorney's fees he incurred in this matter.

The Company is involved in various other legal proceedings incidental to the conduct of its business, including employment discrimination claims. Based upon currently available information, the Company does not expect that any such proceedings will have a material adverse effect on the Company's financial position or results of operations but there can be no assurance thereof.




                          QUALITY DINING, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                            February 20, 2000
                               (Unaudited)

Note 9: Franchisee Commitment

On January 27, 2000 the Company executed a "Franchisee Commitment" in which it agreed to undertake certain "Transformational Initiatives" including capital improvements and other routine maintenance in its Burger King restaurants. The capital improvements include the installation of signage bearing the new Burger King logo and the installation of a new drive-through ordering system. The Company is required to complete these capital improvements by December 31, 2001. In addition, the Company agreed to perform, as necessary, certain routine maintenance such as exterior painting, sealing and striping of parking lots and upgraded landscaping. The Company is required to complete this maintenance by September 30, 2000. In consideration for executing the Franchisee Commitment, the Company is entitled to receive "Transformational Payments" totaling approximately $3.9 million in two equal installments. The first installment was received on March 14, 2000 and the Company expects to receive the second installment prior to the end of the current fiscal year. The portion of the Transformational Payments that corresponds to the amount required for the capital improvements will be recognized as income over the useful life of the capital improvements. The portion of the Transformational Payments that corresponds to the required routine maintenance will be recognized as income over the period during which maintenance is performed. The remaining balance of the Transformational Payments will be recognized as income ratably over the term of the Franchisee Commitment.





Item  2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

GENERAL

The Company has a 52/53-week fiscal year ending on the last Sunday in October of each year. The current fiscal year is 52 weeks long and ends October 29, 2000. The first quarter of the Company's fiscal year consists of 16 weeks with all subsequent quarters being 12 weeks in duration.

RESULTS OF OPERATIONS

The   following  table  sets  forth,  for  the  periods  indicated,  the percentages which certain items of revenue and expense bear to total revenues.

                                                     Sixteen weeks Ended
                                                 February 20,   February 14,
                                                    2000           1999
                                                 -----------    -----------
Total revenues                                      100.0%         100.0%

Operating expenses:
  Restaurant operating expenses
    Food and beverage                               28.3            29.8
    Payroll and benefits                            29.5            28.9
    Depreciation and amortization                    5.0             5.0
    Other operating expenses                        23.7            23.8
                                                   -----           -----
Total restaurant operating expenses                 86.5            87.5
                                                   -----           -----
Income from restaurant operations                   13.5            12.5

  General and administrative expenses                7.5             7.0
  Amortization of intangibles                        0.4             0.5
                                                   -----           -----
Operating income                                     5.6             5.0
                                                   -----           -----
Other income (expense):
  Interest expense                                  (5.0)           (4.9)
  Interest income                                      -             0.1
  Other income, net                                  0.2             0.1
                                                   -----           -----
Total other expense, net                            (4.8)           (4.7)
                                                   -----           -----

Income before income taxes                           0.8             0.3
Income tax provision                                 0.4             0.2
                                                   -----           -----
Net income                                           0.4%            0.1%
                                                   =====           =====











Item  2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (continued)



Restaurant sales in the first quarter of fiscal 2000 were $68,768,000, an increase of $710,000, compared to restaurant sales of $68,058,000 in the first quarter of fiscal 1999.

The Company's Burger King restaurant sales increased $1,156,000 to $24,511,000 in the first quarter of fiscal 2000 when compared to restaurant sales of $23,355,000 in the same period of fiscal 1999. The Company's Burger King restaurants had average weekly sales of $21,749 in the first quarter of fiscal 2000 versus $20,852 in the same period in fiscal 1999. The Company had increased revenue of $603,000 due to additional sales weeks from two new restaurants opened during fiscal 2000 and one restaurant opened in fiscal 1999 which was open for its first full year in fiscal 2000.

Sales in the Company's Grady's American Grill restaurant division were $21,757,000 in the first quarter of fiscal 2000 compared to sales of $23,675,000 in the same period in fiscal 1999. The majority of the decrease was attributable to the disposition of three units in fiscal 1999. During the first quarter of fiscal 2000, the absence of these units contributed approximately $1,160,000 to the sales decrease. The Company's Grady's American Grill restaurants had average weekly sales of $37,773 in the first quarter of fiscal 2000 versus $38,844 in the same period in fiscal 1999. The Company has implemented expanded marketing, operational and menu initiatives intended to stimulate sales at its Grady's American Grill restaurants. Due to the competitive nature of the restaurant industry, these initiatives have not to date achieved the intended results and there can be no assurances that these initiatives will achieve the intended results.

The Company's Chili's Grill & Bar restaurant sales increased $1,132,000 to $17,513,000 in the first quarter of fiscal 2000 compared to restaurant sales of $16,381,000 in the same period in fiscal 1999. Average weekly sales were $39,091 in the first quarter of fiscal 2000 versus $36,566 in the same period in fiscal 1999.

The Company's Italian Dining Division restaurant sales increased $340,000 to $4,987,000 in the first quarter of fiscal 2000 when compared to restaurant sales of $4,647,000 in the same period in fiscal 1999. Average weekly sales were $38,958 in the first quarter of fiscal 2000 versus $36,301 in fiscal 1999.

Total restaurant operating expenses were 86.5% of revenues in the first quarter of fiscal 2000 versus 87.5% in the first quarter of fiscal 1999. The following factors influenced the operating margins:

Food and beverage costs were $19,491,000, or 28.3% of total revenues, in the first quarter of fiscal 2000, compared to $20,280,000, or 29.8% of total revenues, in the same period in fiscal 1999. Food and beverage costs improved as a percentage of total revenues in both the Company's Quick Service and Full Service segments. The improvements were mainly due to increased store level efficiencies and favorable commodity prices that resulted in lower food costs at all of the Company's concepts.

Payroll and benefits were $20,291,000, in the first quarter of fiscal 2000, compared to $19,696,000 in the same period in fiscal 1999. As a percentage of total revenues, payroll and benefits increased to 29.5% in the first quarter of fiscal 2000 from 28.9% in the same period of fiscal 1999. Payroll and benefit costs, as a percentage of total revenues, increased in both the Company's Quick Service and Full Service segments. The Company has increased hourly wages at each of its restaurant concepts due to the high level of competition to attract qualified employees.


Item  2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (continued)

Depreciation and amortization expense was $3,409,000 in the first quarter of fiscal 2000 compared to $3,378,000 in the first quarter of fiscal 1999. As a percentage of total restaurant sales, depreciation and amortization remained consistent at 5.0% for the first quarter of fiscal 2000 compared to the same period in fiscal 1999.

Other restaurant operating expenses include rent and utilities, royalties, promotional expense, repairs and maintenance, property taxes and insurance. Other restaurant operating expenses were $16,311,000 in the first quarter of fiscal 2000 compared to $16,201,000 in the same period of fiscal 1999. As a percentage of total revenues, other restaurant operating expenses remained relatively consistent at 23.7% in the first quarter of fiscal 2000 compared to 23.8% in the same period of fiscal 1999.

Income from restaurant operations increased $763,000 to $9,266,000, or 13.5% of revenues, in the first quarter of fiscal 2000 compared to $8,503,0000, or 12.5% of revenues, in the comparable period of fiscal 1999. Income from restaurant operations in the Company's Quick Service segment increased by $355,000. Income from restaurant operations in the Company's Full Service segment increased by $408,000. The increases were mainly due to increased sales and lower food and beverage costs as discussed above.

General and administrative expenses were $5,177,000 in the first quarter of fiscal 2000 compared to $4,762,000 in the first quarter of fiscal 1999. As a percentage of total restaurant sales, general and administrative expenses increased to 7.5% in the first quarter of fiscal 2000 from 7.0% in the first quarter of fiscal 1999. The increase in general and administrative expenses is mainly due to the unanticipated expenses related to the Company's proxy contest with NBO, LLC. During the quarter, the Company incurred expenses totaling approximately $350,000 related to this event.

Amortization of intangibles, as a percentage of revenues, remained relatively consistent at 0.4% for the first quarter of fiscal 2000 compared to 0.5% for the same period in fiscal 1999.

Total other expenses, as a percentage of revenues, were 4.8% for the first quarter of fiscal 2000 versus 4.7% during the comparable period in fiscal 1999. The increase was primarily due to higher interest rates on the Company's long-term debt. During the fourth quarter of fiscal 1999, the Company put in place a mortgage facility with a higher fixed interest rate. In addition, the interest rate associated with the Company's floating rate bank debt increased.

The provision for income taxes includes federal and state income taxes using the Company's estimated effective income tax rate for the respective fiscal year. The Company's effective income tax rate was 57.7% for the sixteen weeks ended February 20, 2000 compared to 60.0% for the sixteen weeks ended February 14, 1999.

For the first quarter of fiscal 2000, the Company reported net income of $226,000 compared to net income of $87,000 for the first quarter of fiscal 1999.

Item  2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $1,524,000 at February 20, 2000, an increase of $505,000 from the $1,019,000 at October 31, 1999.
Principal uses of funds consisted of: (i) expenditures for property and equipment ($3,483,000) and (ii) purchase of 562,500 shares of the Company's stock ($1,307,000). Principal sources of funds consisted of
(i) those provided by operations ($4,860,000)and (ii) net borrowings of long-term debt ($877,000).

The Company's primary cash requirements in fiscal 2000 will be capital expenditures in connection with the opening of new restaurants, remodeling of existing restaurants, maintenance expenditures, purchases of the Company's stock, Burger King-Transformational Initiatives (see note 9) and the reduction of debt under the Company's debt agreements. The Company's capital expenditures for fiscal 2000 are expected to range from $10,000,000 to $13,000,000. During fiscal 2000, the Company anticipates opening three to four Burger King restaurants and one to three full service restaurants. As of February 20, 2000 the Company has opened two Burger King restaurants in Fiscal 2000. The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new restaurants opened, whether the Company owns or leases new units and the actual expense related to remodeling and maintenance of existing units.

On August 3, 1999 the Company completed the refinancing of its existing debt with a financing package totaling $125,066,000, consisting of a $76,000,000 revolving credit agreement and a $49,066,000 mortgage facility, as described below. The revolving credit agreement was executed with Chase Bank of Texas, as agent for a group of six banks, providing for borrowings of up to $76,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread. The Company had $15,344,000 available under its revolving credit agreement as of February 20, 2000. The revolving credit agreement is collateralized by the stock of certain subsidiaries of the Company, the $10 million junior subordinated note issued by Bruegger's Corporation, certain interests in the Company's franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's personal property not pledged in the mortgage financing. The revolving credit agreement will mature on October 31, 2002, at which time all amounts outstanding thereunder are due.

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

The Company's State of Readiness.
As of February 20, 2000, the Company had not experienced any Year 2000 related disruptions to its own internal systems nor have any third party vendors experienced any Year 2000 disruptions that have materially affected their ability to do business with the Company.

Remaining Risks Presented by Year 2000 Problems.
Although the Company and its third party vendors do not appear to have suffered any significant Year 2000 related disruptions as a result of the roll over from 1999 to 2000, it is possible that certain Year 2000 problems may exist but have not yet materialized.

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

None

Items 3. Defaults upon Senior Securities

None

Item 4 Submission of Matters to Vote of Security Holders

On March 7, 2000, the Company held its annual meeting of shareholders. At the meeting, the shareholders elected the following directors by the
vote  indicated  to  serve  until  the  year  2003  annual  meeting   of
shareholders.
                                  For            Withheld
                             ------------       ----------
Daniel B. Fitzpatrick           6,674,516          48,881
Philip J. Faccenda              6,676,110          47,287

In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

                                Term Expires
                                ------------
James K. Fitzpatrick                   2001
Ezra H. Friedlander                    2001
Steven M. Lewis                        2001
Bruce M. Jacobson                      2002
Christopher J. Murphy, III             2002

The non-binding proposal recommending that the Board of Directors terminate the Company's Rights Agreement was defeated by the following vote:

For 3,529,644; Against 6,403,732; Abstentions and Broker non-votes 133,797

PricewaterhouseCoopers LLP was approved as auditors for the Company for 2000 by the following vote:

For 9,915,224; Against 112,670; Abstentions and Broker non-votes 39,279

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

                                        Quality Dining, Inc.
                                          (Registrant)


Date:  March 30, 2000                   By: /s/Jeanne M. Yoder
                                        Vice President & Controller
                                        (Principal accounting officer)





                            INDEX TO EXHIBITS



Exhibit                                      Description
-------------                                ---------------

27                                           Financial Data Schedule

10-AZ                                        Franchisee Commitment-Burger King












Exhibit 10-AZ

FRANCHISEE COMMITMENT

This Franchisee Commitment (the "Commitment") dated as of January 27, 2000, is from the individual, individuals, entity and/or entities listed on Schedule 1 hereto (collectively, the "Franchisees") to Burger King Corporation ("BKC").

INTRODUCTION

BKC and Franchisees are parties to Franchisee Agreements for the Burger Kingr restaurants listed on Schedule 1 attached hereto (individually, a "Restaurant" and collectively, the "Restaurants").

BKC and Coca-Cola have entered into the Coca-Cola Soft Drink Agreement regarding the sale of certain Coca-Cola beverages to and by Burger King restaurants located in the United States.

BKC and Dr Pepper have entered into the Dr Pepper Soft Drink Agreement regarding the sale of certain Dr Pepper beverages to and by Burger King restaurants located in the United States.

Pursuant to the Coca-Cola Soft Drink Agreement, Coca-Cola has agreed, among other things, to make available to Burger King franchisees an upfront transformation investment (the "Coca-Cola Funds") to be used in connection with the Transformation Initiatives.

Pursuant to the Dr Pepper Agreement, Dr Pepper has agreed, among other things, to make available to Burger King franchisees an upfront transformation investment (the "Dr Pepper Funds") to be used in connection with the Transformation Initiatives.

Pursuant to the Trust Agreement, Coca-Cola and Dr Pepper have agreed to deposit the Coca-Cola and Dr Pepper Funds into a Trust Account with the Trustee, to be used by Qualified Franchisees for the Transformation Initiatives and for other restaurant transformation purposes.

The Franchisees desire to become Beneficiaries under the Trust Agreement. The Franchisees are therefore willing to execute and deliver this document to evidence their commitment to the purposes of the Soft Drink Agreements and the Transformation Initiatives and to use the Payment Amount for the purposes described herein.

Definitions. The definitions set forth in this Section shall apply to the following terms when used with initial capital letters in this Commitment and any attachments, Exhibits, or amendments hereto.

ADI.  Area of Dominant Influence.

Beneficiaries.  Those Burger King franchisees who execute  a  Franchisee
Commitment.

BKC.  Burger King Corporation, a Florida corporation.

Burger King System. The system of BKC-owned and franchised Burger King restaurants in the U.S.

Class A Qualified Restaurants. Those Burger King restaurants that were open for business in the U.S. under valid Franchise Agreements as of the First Installment Qualifying Date and on the date hereof. Class A Qualified Restaurants do not include those Burger King restaurants with franchise agreements that expire on or before June 30, 2002 if BKC has determined that they are ineligible for successor. Class A Qualified Restaurants include Limited Menu Restaurants.

Class B Qualified Restaurants. Those Burger King restaurants that were open for business in the U.S. under valid Franchise Agreements as of the Second Installment Qualifying Date. Class B Qualified Restaurants do not include those Burger King restaurants with franchise agreements that expire on or before June 30, 2002 if BKC has determined that they are ineligible for successor. Class B Qualified Restaurants exclude Limited Menu Restaurants.

Coca-Cola.  The Coca-Cola Company, a Delaware corporation.

Coca-Cola Soft Drink Agreement. The Soft Drink Agreement dated as of October 20, 1999 by and between BKC and Coca-Cola.

Drive-Thru Approval Date. The date upon which BKC approves and mandates the Drive-Thru 2000 Package.

Drive-Thru 2000 Package. One of the Transformation Initiatives currently being considered by BKC for use in the Burger King System. The Drive-Thru 2000 Package will consist of those items of equipment and other components approved and mandated by BKC.

Dr Pepper.  Dr Pepper/Seven Up, Inc., a Delaware corporation.

Dr Pepper Soft Drink Agreement. The Soft Drink Agreement dated as of December 23, 1999 by and between BKC and Dr Pepper.

First Installment Qualifying Date.  December 1, 1999.

Grantors.  Collectively, Coca-Cola and Dr Pepper.

Have It Your Way Kitchen. One of the Transformation Initiatives currently being considered by BKC for use in the Burger King System. The "Have It Your Way Kitchen" is a new kitchen operating system and includes a new flexible broiler.

Limited Menu Restaurant. A Burger King restaurant facility without a drive-thru that serves a limited menu of Burger King products.

NFA.  The National Franchisee Association, Inc.

Payment Amount.  The sum of up to $56,000 per Qualified Restaurant.

Qualified Franchisee. A Burger King franchisee who (i) owns one or more Qualified Restaurants, and (ii) executes and delivers this Commitment with respect to all of its Qualified Restaurants.

Qualified Restaurants. Collectively, the Class A Qualified Restaurants and the Class B Qualified Restaurants.

RSI. Restaurant Services, inc., the exclusive purchasing agent for the Burger King System.

Second Installment Qualifying Date. A specific date which is sixty (60) d0ays after the Drive-Thru Approval Date.

Soft Drink Agreements. Collectively, the Coca-Cola Soft Drink Agreement and the Dr Pepper Soft Drink Agreement.

Transformation Initiatives. The initiatives and associated expenses which BKC has determined or may determine are critical elements of BKC's transformation and marketing strategy intended to increase Burger King restaurant sales, including soft drink sales, which currently include, without limitation, those initiatives currently referred to as the "Drive-Thru 2000 Package," "Have It Your Way Kitchen" and/or the "Integrated Supply Chain Management Initiative."

Trust Account. The Trust Account established by the Grantors for the benefit of the Beneficiaries pursuant to the Trust Agreement.

Trust Agreement. The Trust Agreement dated as of December 23, 1999 by and among the Grantors, the Trustees and the Beneficiaries.

Trustee.  Citibank, N.A., a national banking association.

Representations and Warranties of Franchisees. The Franchisees, jointly and severally, represent and warrant to BKC as follows:

All  of  the  Restaurants listed on Schedule 1  are  Class  A  Qualified
Restaurants.

The   Franchisees  serve  COCA-COLAr  products  supplied  under   supply
agreements with BKC at all of their Class A Qualified Restaurants.

The Franchisees either currently serve or will serve Dr Pepperr at all of their Class A Qualified Restaurants by December 31, 2000 under supply agreements with BKC.

This Commitment constitutes a valid and binding obligation of the Franchisees enforceable in accordance with its terms to the extent permitted under applicable law, subject as to enforcement only to bankruptcy, insolvency, reorganization, moratorium or other laws affecting the enforceability of creditors' rights generally.

Acknowledgments of Franchisees.

The Franchisees hereby acknowledge and agree that they are obligated under their Franchise Agreements to install signage bearing the new "Burger King Bun Halves and Crescent" logo at all of their Burger King Restaurants in the U.S. at their sole cost and expense by no later than December 31, 2001.

The Franchisees hereby acknowledge and agree that they are obligated to maintain their Restaurants in good condition and repair to the extent necessary to bring their Restaurants into compliance with the Franchise Agreements, including, without limitation, painting their restaurant buildings, resealing and restriping restaurant parking lots, upgrading restaurant landscaping, and that doing so is in the best interests of the Franchisees and the Burger King System.

For Restaurants with a Drive-Thru, the Franchisees hereby acknowledge and agree that, once BKC mandates the Drive-Thru 2000 Package for use in the Burger King System, they will be obligated under their Franchise Agreements to install the Drive-Thru 2000 Package at the Restaurants by no later than December 31, 2001 at their sole cost and expense. Any work in connection with the Drive-Thru 2000 Package will be performed in a good and workmanlike manner using only equipment approved by BKC. If the Franchisees' Class B Qualified Restaurants including Restaurants not listed on Schedule 1 the Franchisees will also install the Drive-Thru 2000 Package at those additional Restaurants by no later than December 31, 2001.

The Franchisees agree that the purchase of all equipment for the Drive-Thru 2000 Package will be arranged through RSI, and that the Franchisees will be responsible for obtaining all necessary approvals and consents from governmental agencies, if any, to implement the Drive-Thru 2000 Package and for payment of all costs, expenses and fees associated therewith, including, but not limited to, contractors and materialmen.

Additional Covenants of Franchisees.

The Franchisees will be responsible for the costs associated with the roll-out of the Drive-Thru 2000 Package to the Restaurants, as determined by RSI. In addition, the Franchisees will be responsible for the costs associated with the training if employees, managers and crew in connection with the training of employees, managers and crew in connection with the Drive-Thru 2000 Package, and for roll-out and training costs in connection with the Have It Your Way Kitchen initiative, only if the Have It Your Way Kitchen is approved and mandated by BKC at some future date. These obligations may include attendance by the Franchisees and/or any in-restaurant personnel at such training sessions as BKC may reasonably require at such time and locations as may be reasonably designated by BKC.

The Franchisees agree to use the First Installment of the Payment Amount to (a) install new signage in accordance with Section 3.1 above, (b)
"spruce  up" the Restaurants in accordance with Section 3.2  above,  and
(c)  reseal  and  restripe restaurant parking lots  in  accordance  with
Section 3.2 above. The Franchisees further agree that the work required under Section 3.2 will be completed by September 30, 2000, unless the Franchisees elect to "early successor" a Restaurant under BKC's Early Successor Incentive Programs, in which case the work will be completed within the time frames established under such programs.

Payment Procedure; Timing of Payments. The Payment Amount is payable in two (2) installments as follows:

Upon execution and delivery to BKC of this Commitment, the Franchisees will be eligible to receive $28,000 per Restaurant (the "First Installment"). To receive the First Installment on or about March 15, 2000, the Franchisees must return this Commitment by no later than January 31, 2000. If the Franchisees return this Commitment after January 31, 2000 (but before July 31, 2000), the First Installment will be included with the payment of the Second Installment (as defined below). Upon receipt of this Commitment, BKC will verify that the Restaurants listed in Schedule 1 are Class A Qualified Restaurants. BKC will then advise the Trustee that the Franchisees are eligible to receive the First Installment with respect to their Class A Qualified Restaurants, and the Trustee will disburse the First Installment to the Franchisees in accordance with an established payment schedule. The
Franchisees are eligible to receive the First Installment for any Limited Menu Restaurants included in Schedule 1.

Following the Drive-Thru Approval Date (but prior to March 31, 2001), the Franchisees may seek payment in the amount of $28,000 for each of their Class B Qualified Restaurants (the "Second Installment") by executing and delivering to BKC a Beneficiary's Certificate in the form to be provided by BKC. The Beneficiary's Certificate should list of all the Franchisees' Class B Qualified Restaurants.

On September 30, 2000 or the date upon which the NFA endorses the Drive-Thru 2000 Package, whichever is earlier, BKC will advise the Trustee that the Franchisees are eligible to receive the Second Installment with respect to their Class B Qualified Restaurants, provided that BKC has previously received the executed Beneficiary's Certificate from the Franchisees and verified that the Restaurants listed in the Certificate are Class B Qualified Restaurants. Thereafter, the Trustee will disburse the Second Installment to the Franchisees in accordance with an established payment schedule. The Franchisees acknowledge that they will not be eligible to receive the Second Installment for any Limited Menu Restaurants, as determined by BKC.

By no later than July 31, 2001, the Trustee will disburse any residual funds remaining in the Trust Account based upon the proportion that the number of Qualified Restaurants owned by the Franchisees bears to the total number of Qualified Restaurants owned by all Beneficiaries. For illustration purposes only, if a Franchisee owns eight (8) Restaurants, and there are 8,000 Qualified Restaurants and the residual funds are $100,000 then the Franchise will receive 8/8000 or (1/1000) of the $100,000 residual, or a total of $100 from the residual funds.

The Trustee will disburse all of the installments to the Franchisees on a "first come, first served" basis. Accordingly, if there are insufficient funds in the Trust Account to pay any installment, the Franchisees will have to defer receipt of payment until the Grantors deposit additional funds in the Trust Account in accordance with the funding schedules set forth in the Trust Agreement.

Accounting Rights. BKC shall have the right to require the Franchisees to provide an accounting of Franchisees' use of the Payment Amount to the extent necessary under this Commitment.

Default.

The Franchisees acknowledge that the failure to install new signage as mandated by BKC and to paint their restaurant buildings, reseal and restripe parking lots and upgrade restaurant landscaping to the extent necessary to bring their Restaurants into compliance with the Franchise Agreements shall constitute events of default under the Franchise Agreements and this Commitment. The Franchisees further acknowledge that once BKC has mandated the Drive-Thru 2000 Package for use in the Burger King System, the failure to implement the Drive-Thru 2000 Package by December 31, 2001 shall constitute an event of default under the Franchise Agreements and this Commitment. In such event, if any such failure continues after notice of default and the expiration of any applicable cure period, BKC may proceed to protect and enforce its rights either by suit in equity and/or by action at law pursuant to the terms of the Franchise Agreements. In addition, the Trustee may seek to recover the Payment Amount paid to the Franchisees with respect to the Restaurants.

Franchisees hereby acknowledge that their compliance with the terms of this Commitment is critical to BKC's transformation and marketing strategy intended to increase Burger King restaurant sales due to the fact that the signage and the Drive-Thru 2000 Package must be installed in at least 67% of the Burger King Restaurants in an ADI in order to advertise the initiative to consumers. The Franchisees further acknowledge that the remedy at law for any breach or threatened breach of this Commitment is inadequate. Accordingly, Franchisees hereby waive any right to object to specific performance or other equitable relief as a remedy for any such breach. The Franchisees further agree to waive any requirement for the securing or posting of any bond in connection with such remedy. Such remedy shall not be deemed to be the exclusive remedy for such breach, but shall be in addition to other remedies available at law or in equity to BKC.

In any litigation to enforce the terms of this Commitment, the prevailing party shall recover and the losing party shall pay the reasonable attorneys' fees and costs incurred by the prevailing party.

Amendments to Franchise Agreements. To the extent that any provisions of this Commitment impose additional obligations on the Franchisees or confer additional rights or remedies on BKC than the obligations, rights and remedies set forth in the Franchise Agreements, the Franchise Agreements are hereby amended accordingly.

Limited  Release  Relating  to  Administration  of  Trust  Account.   In
consideration for all amounts paid to the Franchisees hereunder in accordance with the provisions hereof, the Franchisees, jointly and for themselves, their respective officers, directors, partners, shareholders, successors, assigns, personal representatives and affiliates (collectively, the "Releasing Parties"), release, acquit, satisfy and forever discharge, BKC, Coca-Cola, Dr Pepper and the
Trustee, and their respective successors, predecessors, counsel, insurers, assigns, officers, directors, employees, affiliates and agents, past and present (collectively, the "Released Parties"), from and against all claims, actions, causes of action, demands, damages, costs, suits, debts, covenants, controversies and any other liabilities whatsoever, whether known or unknown, liquidated, fixed, contingent, matured, unmatured, disputed, undisputed, legal or equitable, which the Releasing Parties ever had, now have, can, shall or may have, against the Released Parties relating (a) the establishment and funding of the Trust, (b) the distribution of the Coca-Cola Funds and Dr Pepper Funds in accordance with the provisions of the Trust Agreement, (c) the eligibility requirements described herein, and (d) any determination of eligibility with respect to the Franchisees' Restaurants.

Termination of Commitment. Once the Franchisees have discharged all of their duties and obligations under this Commitment, as determined by BKC in its reasonable discretion, this Commitment shall terminate in its entirety and be of no further force and effect, and to the extent that this Commitment constitutes an amendment to the Franchise Agreements, such amendment shall terminate in its entirety and be of no further force and effect.

Governing Law; Jurisdiction and Venue. This Commitment shall be governed by the laws of the State of Florida, without reference to principles of conflicts of laws. The Franchisees hereby agree that the U.S. District Court for the Southern District of Florida, or only if such court lacks jurisdiction, the 11th Judicial Circuit (or its successor) in and for Miami-Dade County, Florida, shall be the venue and exclusive proper forum in which to adjudicate any case or controversy under or in connection with this Commitment.


FRANCHISEES

NAME OF OPERATING COMPANY
OR ENTITY

Bravokilo, Inc.

By:  /s/ Daniel B. Fitzpatrick
     Daniel B. Fitzpatrick
Its: President


Quality Dining, Inc.

By:  /s/ Daniel B. Fitzpatrick
     Daniel B. Fitzpatrick
Its: President


SCHEDULE 1

NAME OF FRANCHISE GROUP: Bravokilo, Inc.

FRANCHISE GROUP NUMBER:10679


PERSON OR ENTITY TO WHOM PAYMENT SHOULD BE MADE (PAYEE):
Bravokilo, Inc.

PAYEE'S TAX IDENTIFICATION OR SOCIAL SECURITY NUMBER (AS APPLICABLE):
35-1913159

List of Class A Qualified Restaurants

Restaurant
Number                 Street Address                City, State & Zip
----------             --------------                -----------------------
328                    2035 M-139                    Benton Harbor, MI 49022
458                    3436 Henry Street             North Shores,  MI 49444
467                    3956 South Franklin           Michigan City, IN 46360
509                    32704  Grand River Avenue     Farmington,  MI 48024
519                    823  East  Michigan Avenue    Ypsilanti,  MI  48198
527                    20905 Ecorse Road             Taylor, MI  48180
637                    28333 Ford Road               Garden City,  MI 48135
764                    25538  South Woodward Avenue  Royal  Oak,  MI 48067
810                    9525 Telegraph Road           Taylor, MI 48180
889                    2170  Rawsonville Road        Belleville, MI 48111
988                    8489  West Grand River Ave    Brighton, MI 48116
1606                   2051  Washington Avenue       St. Joseph, MI 49085
2624                   18737  West Road              Woodhaven, MI 48183
3172                   1945 Pipestone Road           Benton Harbor, MI 49022
3260                   14808  Michigan  Avenue       Dearborn,  MI 48126
3722                   121  West LaSalle Avenue      South Bend, IN 46601
4102                   2775  E.  Highland Rd.        Highland,  MI 48356
4124                   2021  North  Michigan Street  Plymouth, IN 46563
4216                   530  West  McKinley Avenue    Mishawaka,  IN 46545
4276                   1709 Elkhart Road             Goshen, IN  46526
4435                   1012  W. State Road 2 West    LaPorte, IN 46350-8057
4505                   5809  Grape Road              Mishawaka,  IN 46545
4814                   11550  Belleville Road        Belleville,  MI 48111
5118                   10382  Highland  Road         Hartland,  MI 48353
5188                   928  Terrace  Street          Muskegon,  MI 49443
5193                   4626 Red Arrow Highway        Stevensville,  MI 49127
5250                   232  East Pettit Avenue       Ft.  Wayne,  IN 46806
5298                   2801  East Lincolnway East    Mishawaka,  IN 46544
5323                   7616  Lincolnway East         Fort Wayne,  IN 46803
5397                   2920 Frontage Road            Warsaw, IN  46580
5398                   52803 U.S. 33 North           South  Bend,  IN 46637
5413                   1918  North Jefferson Street  Huntington, IN 46750
5603                   2184 East Grand River Road    Howell, MI  48843
5753                   3710  East State Street       Ft.  Wayne,  IN 46805
5790                   6402  West Jefferson Street   Ft.  Wayne,  IN 46804
                              Times Corners
5987                   752 Lagrange                  South Haven,  MI 49090
5988                   1255  West  Main  Street      Fremont,  MI 49412
6389                   499 North Main Street         Columbia City, IN 46725
6485                   1804 N. Wayne Street          Angola, IN  46703
6509                   39601 Grand River             Novi, MI  48375
6574                    4852 Western Avenue          South  Bend,  IN 46619
6622                    1113 Ireland Road            South  Bend,  IN 46614
6843                    3123  Holton-Whitehall Road  Whitehall,  MI 49461
7014                    657  North  Main Street      Bluffton,  IN 46714
7055                    2171 South Bend Avenue       South  Bend,  IN 46637
7060                    618 Fairview Boulevard       Kendallville,  IN 46755
7113                    903  Spruce  Street          Dowagiac,  MI 49047
7433                    1911 Lincoln Way East        Goshen, IN  46526
8203                    6225  Lima Road              Ft.  Wayne,  IN 46818
8448                    3403 Portage Avenue          South  Bend,  IN 46628
8664                    1205  East  Market Street    Nappanee,  IN 46550
8665                    1436 West Plymouth Street    Bremen, IN  46506
9012                    1105 West 7th Street         Auburn, IN  46706
9028                    8180  Mason  Street          Newaygo,   MI 49337
9157                    334  North  13th  Street     Decatur,  IN 46733
9349                    2037  US  31                 Plymouth,  IN 46563
9352                    111  S. St. Joseph Street    South Bend,  IN 46601
                                                     Closed December, 1999
9461                    3733  North M-140            Watervliet,  MI 49098
9506                    12757  State  Road  23       Granger,  IN 46530
9640                    2190  Holton  Road North     Muskegon,  MI 49445
9713                    1610  North  Meridian        Portland,  IN 47371
10436                   324  East Jefferson Street   Fort Wayne,  IN 46802
10440                   608 West Talmer              North Judson,  IN 46366
10568                   Market Centre Shopping Ctr.  Goshen, IN  46526
                        4014 Elkhart Road, Outlot A
11248                   151  South Zeeb Road         Ann  Arbor,  MI 48103
11347                   5822 Telegraph Road          Taylor, MI  48180
11365                   413  East Dupont Road        Ft.  Wayne,  IN 46845
11739                   5202  East  1200 North       Syracuse,  IN 46527
12551                  806 South Heaton Street       Knox, IN  46534
2689                    27517  Telegraph Road        Flat  Rock,  MI 48134*




Total Qualified Restaurants    70
 Less BK 9352                  -1
                               --
                               69
 BK 2689/12980                 +1
                               --
                               70
                               ==

* Closed 10/23/99 with the approval of BKC - offset with BK 12980, 23400 Telegraph Rd., Brownstown Township, MI 48134 Opened 12/21/99