Form 10-Q
period 2000-05-14
QUALITY DINING INC
filed 2000-06-28
CIK 917126

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 14, 2000

OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the transition period from  ______________ to ____________________

Commission file number      0-23420


                QUALITY DINING, INC.
 ----------------------------------------------------
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

                    Yes __X____           No ________

The number of shares of the registrant's common stock outstanding as of June 20, 2000 was 12,287,103.














QUALITY DINING, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MAY 14, 2000
INDEX


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

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...........17


Part II - Other Information

Item 1.   Legal Proceedings.......................................23

Item 2.   Changes in Securities.................................. 23

Item 3.   Defaults upon Senior Securities.........................23

Item 4.   Submission of Matters to a Vote of Security Holders.....23

Item 5.   Other Information.......................................23

Item 6.   Exhibits and Reports on Form 8-K........................23

Signatures........................................................23

























Part I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                      QUALITY DINING, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Unaudited)
  (In thousands, except per share amounts)

                              Twelve Weeks Ended      Twenty-Eight Weeks Ended
                               May 14,      May 9,        May 14,      May 9,
                                2000         1999          2000         1999
                              -------      -------        -------     -------
Revenues:
  Burger King               $  18,536    $  18,040      $  43,048   $  41,394
  Grady's American Grill       16,857       18,803         38,614      42,478
  Chili's Grill & Bar          14,259       13,185         31,772      29,567
  Italian Dining Division       3,937        3,681          8,923       8,328
                              -------      -------        -------     -------
Total revenues                 53,589       53,709        122,357     121,767
                              -------      -------        -------     -------
Operating expenses:
  Restaurant operating expenses:
    Food and beverage          15,260       15,669         34,752      35,950
    Payroll and benefits       15,500       15,516         35,792      35,212
    Depreciation and
      amortization              2,604        2,554          6,012       5,932
    Other operating expenses   12,610       13,145         28,921      29,346
Total restaurant operating    -------      -------        -------     -------
  expenses                     45,974       46,884        105,477     106,440
                              -------      -------        -------     -------
Income from restaurant
  operations                    7,615        6,825         16,880      15,327

  General and administrative    4,016        3,625          9,193       8,388
  Amortization of intangibles     211          246            487         573
                              -------      -------        -------     -------
Operating income                3,388        2,954          7,200       6,366
                              -------      -------        -------     -------
Other income (expense):
  Interest expense             (2,618)      (2,397)        (6,044)     (5,704)
  Loss on sale of property
    and equipment                (163)         (99)          (151)       (164)
  Interest income                   6           32             23          74
  Other income (expense), net     322         (124)           440          12
                              -------      -------        -------     -------
Total other expense, net       (2,453)      (2,588)        (5,732)     (5,782)
                              -------      -------        -------     -------

Income before income taxes        935          366          1,468         584
Income tax provision              468          220            776         350
                              -------      -------        -------     -------
Net income                  $     467   $      146      $     692   $     234
                              =======      =======        =======     =======
Basic net income
  per share                 $    0.04   $     0.01      $    0.06   $    0.02
                              =======      =======        =======     =======
Diluted net income
  per share                 $    0.04   $     0.01      $    0.06   $    0.02
                              =======      =======        =======     =======

Weighted average shares
  outstanding:
Basic                          12,287       12,599         12,409      12,599
                              =======      =======        =======     =======

Diluted                        12,305       12,603         12,421      12,616
                              =======      =======        =======     =======

See Accompanying Notes to Consolidated Financial Statements.



QUALITY DINING, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

                                                    May 14,       October 31,
                                                     2000            1999
ASSETS                                            --------        ---------

Current assets:
  Cash and cash equivalents                     $    1,254      $    1,019
  Accounts receivable                                2,499           1,946
  Inventories                                        1,824           1,876
  Deferred income taxes                              2,397           2,630
  Other current assets                               2,297           1,787
                                                   -------         -------
Total current assets                                10,271           9,258
                                                   -------         -------

Property and equipment, net                        127,454         128,349
                                                   -------         -------
Other assets:
  Deferred income taxes                              7,603           7,370
  Trademarks, net                                   11,810          11,988
  Franchise fees and development costs, net          8,541           8,748
  Goodwill, net                                      7,762           8,053
  Notes receivable, less allowance                  10,294          10,294
  Liquor licenses, net                               2,645           2,686
  Other                                              2,359           2,291
                                                   -------         -------
Total other assets                                  51,014          51,430
                                                   -------         -------
Total assets                                    $  188,739      $  189,037
                                                   =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capitalized leases
    and long-term debt                          $    1,562      $    1,471
  Accounts payable                                   9,687           8,673
  Accrued liabilities                               18,454          17,076
                                                   -------         -------
Total current liabilities                           29,703          27,220

Long-term debt                                     105,364         107,384
Capitalized leases principally to related
  parties, less current portion                      5,176           5,431
                                                   -------         -------
Total liabilities                                  140,243         140,035
                                                   -------         -------
Stockholders' equity:
  Preferred stock, without par value:
    5,000,000 shares authorized; none issued
  Common stock, without par value: 50,000,000
    shares authorized; 12,869,603 and 12,773,849
    shares issued, respectively                         28              28
  Additional paid-in capital                       237,069         236,881
  Accumulated deficit                             (186,537)       (187,229)
  Unearned compensation	               			            (507)           (428)
                                                   -------         -------
                                                    50,053          49,252
  Less treasury stock, at cost, 582,500
    and 20,000 shares, respectively                  1,557             250
                                                   -------         -------
Total stockholders' equity                          48,496          49,002
                                                   -------         -------
Total liabilities and stockholders' equity      $  188,739      $  189,037
                                                   =======         =======


See Accompanying Notes to Consolidated Financial Statement



QUALITY DINING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)


                            Twenty-Eight Weeks Ended
                                                       May 14,      May 9,
                                                        2000         1999
                                                       -------      -------
Cash flows from operating activities:
  Net income                                         $     692    $     234
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization of
      property and equipment                             6,162        6,109
    Amortization of other assets                           998        1,305
    Loss on sale of property and equipment                 151          164
    Amortization of unearned compensation                  109            -
    Changes in current assets and current liabilities:
      Net increase in current assets                    (1,011)      (1,293)
      Net increase (decrease) current liabilities        2,392       (1,962)
                                                       -------      -------
Net cash provided by operating activities                9,493        4,557
                                                       -------      -------
Cash flows from investing activities:
  Purchase of note receivable                               -        (4,294)
  Proceeds from sales of property and equipment             28        1,449
  Purchase of property and equipment                    (5,446)      (2,195)
  Purchase of other assets                                (349)        (319)
                                                       -------      -------
Net cash used in investing activities                   (5,767)      (5,359)
                                                       -------      -------
Cash flows from financing activities:
  Borrowings of long-term debt                          22,150        4,300
  Repayment of long-term debt                          (24,079)      (6,300)
  Purchase of treasury stock                            (1,307)           -
  Repayment of capitalized lease obligations              (255)        (197)
                                                       -------      -------
Net cash used by financing activities                   (3,491)      (2,197)
                                                       -------      -------

Net increase (decrease) in cash and cash equivalents       235       (2,999)
Cash and cash equivalents, beginning of period           1,019        3,351
                                                       -------      -------
Cash and cash equivalents, end of period             $   1,254    $     352
                                                       =======      =======







See Accompanying Notes to Consolidated Financial Statements.






QUALITY DINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 14, 2000
(Unaudited)

Note 1:  Description of Business.

Nature of Business Quality Dining, Inc. (the "Company") operates four distinct restaurant concepts. It owns the Grady's American Grill(r) and two Italian Dining concepts and operates Burger King(r) restaurants and Chili's Grill & Bar
(tm) ("Chili's"(r)) as a franchisee of Burger King Corporation and Brinker International, Inc. ("Brinker"), respectively. The Company operates its
Italian Dining restaurants under the tradenames of Papa Vino's(r) Italian Kitchen ("Papa Vino's"(r)) and Spageddies Italian Kitchen(r) ("Spageddies"(r)). As of May 14, 2000, the Company operated 144 restaurants, including 71 Burger King restaurants, 29 Chili's, 36 Grady's, three Spageddies and five Papa Vino's.


Note 2:  Basis of Presentation.

The accompanying consolidated financial statements include the accounts of Quality Dining, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the twenty-eight week period ended May 14, 2000 are not necessarily indicative of the results that may be expected for the 52-week year ending October 29, 2000.

These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended October 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


Note 3: Disposition of Bagel-Related Businesses

On October 20, 1997, the Company sold its bagel-related businesses to Mr. Nordahl L. Brue, Mr. Michael J. Dressell and an entity controlled by them and their affiliates. The Company's board of directors determined to sell the bagel-related businesses after a careful evaluation of the future prospects for the bagel business, the competitive environment that then existed in the bagel segment, and the historical performance of the Company's bagel-related
businesses.   The sale included the stock of Bruegger's Corporation and the stock of all of the other bagel-related businesses. The total proceeds from the sale were $45,164,000. The consideration included the issuance by Bruegger's Corporation of a junior subordinated note in the amount of $10,000,000 (the "Subordinated Note"), which was recorded as $6,000,000 due to a $4,000,000 reserve for legal indemnification, the transfer of 4,310,740 shares of the Company's common stock valued at $21,823,000, owned by Messrs. Brue and Dressell, which were retired, a receivable for purchase price adjustment of $500,000, and $16,841,000 in cash. The Subordinated Note has an

QUALITY DINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
May 14, 2000
(Unaudited)

annual interest rate of 12% and matures in October 2004. Interest will be accrued and added to the principal amount of the Subordinated Note through October 2000 and will be paid in cash for the remaining life of the Subordinated Note. The Subordinated Note is guaranteed by certain affiliates of Bruegger's Corporation (the "Affiliate Guarantors"). The Company has not recognized any interest income from this note. The cash component of the proceeds included an adjustment for the calculation of the net working capital deficit. The calculation used was subject to final adjustment and is being disputed by Messrs. Brue and Dressell. See Note 8 - Contingencies. Bruegger's Corporation has advised the Company that the Affiliate Guarantors are in default of their senior secured loan and the Affiliate Guarantors are in discussions with their senior secured lender to restructure their senior secured loan. The Company is in discussions with Bruegger's Corporation and the Affiliate Guarantors to restructure the Subordinated Note and, in connection therewith, to settle the Company's existing disputes with Bruegger's Corporation. The Affiliate Guarantors own and operate Bruegger's Bagel Bakeries as franchisees of Bruegger's Franchise Corporation, a subsidiary of Bruegger's Corporation. The Company believes that the Bruegger's Bagel Bakeries operated by the Affiliate Guarantors constitute a majority of the Bruegger's Bagel
Bakery System and therefore account for a majority of Bruegger's Franchise Corporation revenues. The Company has been advised that Bruegger's Franchise Corporation has subordinated its right to receive royalty payments from the Affiliate Guarantors to the Affiliate Guarantors' senior secured lender. Consequently, there can be no assurance when, if ever, the Company might receive any principal or interest payments in respect of the Subordinated Note. The Company will continue to review the financial condition of the Affiliate Guarantors and Bruegger's Corporation based upon available information to assess the collectability of the Subordinated Note. The Company anticipates that it should be better able to assess the collectability of the Subordinated Note by the end of the third quarter of fiscal 2000.


Note 4:  Commitments.

As of May 14, 2000, the Company had commitments aggregating approximately $882,000 for restaurant construction and the purchase of new equipment.


Note 5:  Long-Term Debt.

On August 3, 1999 the Company completed the refinancing of its existing debt with a financing package totaling $125,066,000, consisting of a $76,000,000 revolving credit agreement and a $49,066,000 mortgage facility, as described below. The revolving credit agreement was executed with Chase Bank of Texas, as agent for a group of six banks, providing for borrowings of up to $76,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread. The Company had $16,932,000 available under its revolving credit agreement as of May 14, 2000. The revolving credit agreement is collateralized by the stock of certain subsidiaries of the Company, the junior subordinated note issued by Bruegger's Corporation, certain interests in the Company's franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's personal property not pledged in the mortgage financing. The revolving credit agreement will mature on October 31, 2002, at which time all amounts outstanding thereunder are due.

QUALITY DINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
May 14, 2000
(Unaudited)

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


Note 6: Earnings Per Share

During the first twenty-eight weeks of fiscal 2000 the Company acquired 562,500 shares of common stock for $1,307,488. During the first twenty eight weeks of fiscal 2000 the Company issued 104,360 shares of restricted stock and accelerated the vesting of 32,769 shares due to the price of the Company's stock achieving certain price targets. The Company has recorded $61,217 of expense relating to the accelerated vesting of the restricted stock during fiscal 2000.

The Company had outstanding at May 14, 2000 common shares totaling 12,287,103. The Company has also granted options to purchase common shares to its employees and outside directors. These options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS 128.

                                   Twelve weeks ended  Twenty-eight weeks ended
                                     May 14,    May 9,    May 14,     May 9,
                                      2000      1999       2000        1999
                                    -------   -------    -------    --------
(In thousands, except per share amounts)

Basic net income per share:
Net income available to
  common shareholders (numerator)    $  467    $  146     $  692      $  234
                                     ======    ======     ======      ======
Weighted average common shares
  outstanding (denominator)          12,287    12,599     12,409      12,599
                                     ======    ======     ======      ======
Basic net income per share           $ 0.04    $ 0.01     $ 0.06      $ 0.02
                                     ======    ======     ======      ======









QUALITY DINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
May 14, 2000
(Unaudited)

					   Twelve weeks ended   Twenty-eight weeks ended
                                     May 14,    May 9,       May 14,    May 9,
                                      2000       1999         2000       1999
                                    -------    -------      --------   -------
(In thousands, except per share amounts)

Diluted net income per share:
Net income available to
 common shareholders (numerator)      $  467    $  146        $  692     $  234
                                      ======    ======        ======     ======
Weighted average common shares
  outstanding                         12,287    12,599        12,409     12,599
Effect of dilutive securities:
  Options on common stock                 18         4            12         17
Total common shares and dilutive      ------    ------        ------     ------
  securities(denominator)             12,305    12,603        12,421     12,616
                                      ======    ======        ======     ======
Diluted net income per share          $ 0.04    $ 0.01        $ 0.06     $ 0.02
                                      ======    ======        ======     ======

Note 7 Segment Reporting:

The Company operates four distinct restaurant concepts in the food-service industry. It owns the Grady's American Grill and two Italian Dining concepts and operates Burger King restaurants and Chili's Grill & Bar restaurants as a franchisee of Burger King Corporation and Brinker International, Inc.,
respectively.   The Company has identified each restaurant concept as an
operating segment based on management structure and internal reporting. For purposes of applying SFAS 131, the Company considers the Grady's American Grill, the two Italian concepts and Chili's Grill & Bar to be similar and have aggregated them into a single reportable operating segment (Full Service). The Company considers the Burger King restaurants as a separate reportable segment (Quick Service). Summarized financial information concerning the Company's reportable segments is shown in the following table. The "other" column includes corporate related items and income and expense not allocated to reportable segments.

                              Full          Quick
(Dollars in thousands)       Service       Service     Other        Total
                             -------       -------    -------      --------
Second quarter fiscal 2000
--------------------------
Revenues                   $  35,053     $  18,536   $     -      $  53,589
Income from restaurant
  Operations                   4,363         3,222         30         7,615

Operating income               2,422         1,379       (413)    $   3,388
Interest expense                                                     (2,618)
Other income                                                            165
Income before income                                                 ------
  Taxes                                                           $     935
                                                                     ======
Depreciation and
  amortization                 2,031           711        363         3,105


QUALITY DINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
May 14, 2000
(Unaudited)


                              Full          Quick
(Dollars in thousands)       Service       Service     Other        Total
                             -------       -------    -------      --------
Second quarter fiscal 1999
--------------------------

Revenues                   $  35,669     $  18,040    $    -      $  53,709
Income from restaurant
  Operations                   3,904         2,891         30         6,825

Operating income               2,086         1,337       (469)    $   2,954
Interest expense                                                     (2,397)
Other income                                                           (191)
Income before income                                                -------
  Taxes                                                           $     366
                                                                    =======
Depreciation and
  amortization                 1,962           647        588        3,197


First twenty-eight weeks of fiscal 2000
---------------------------------------

Revenues                   $  79,309     $  43,048   $     -      $ 122,357
Income from restaurant
  Operations                   9,370         7,440         70        16,880

Operating income               4,910         3,253       (963)    $   7,200
Interest expense                                                     (6,044)
Other income                                                            312
                                                                    -------
Income before income
  Taxes                                                           $   1,468
                                                                    =======
Depreciation and
  amortization                 4,698         1,631        831         7,160


First twenty-eight weeks of fiscal 1999
---------------------------------------

Revenues                   $  80,372     $  41,395    $    -      $ 121,767
Income from restaurant
  Operations                   8,503         6,754         70        15,327

Operating income               4,304         3,189     (1,127)    $   6,366
Interest expense                                                     (5,704)
Other income                                                            (78)
Income before income                                                -------
  Taxes                                                           $     584
                                                                    =======
Depreciation and
  amortization                 4,600         1,634      1,180         7,414






QUALITY DINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
May 14, 2000
(Unaudited)

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

QUALITY DINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
May 14, 2000
(Unaudited)


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

In each of the above cases, one or more present or former officers and directors of the Company were named as party defendants and the Company has and/or is advancing defense costs on their behalf. Pursuant to the Share Exchange Agreement by and among Quality Dining, Inc., Bruegger's Corporation, Nordahl L. Brue and Michael J. Dressell, ("Share Exchange Agreement") the Agreement and Plan of Merger by and among Quality Dining, Inc., Bagel Disposition Corporation and Lethe, LLC, and certain other related agreements entered into as part of the disposition of the Company's bagel-related businesses, the Company is responsible for 50% of the first $14 million of franchise related litigation expenses, inclusive of attorney's fees, costs, expenses, settlements and judgments (collectively "Franchise Damages"). Bruegger's Corporation and certain of its affiliates are obligated to indemnify the Company from all other Franchise Damages. The Company is obligated to pay QUALITY DINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
May 14, 2000
(Unaudited)

the first $3 million of its share of Franchise Damages in cash. As of May 14, 2000, the Company has satisfied this obligation. The remaining $4 million of the Company's share of Franchise Damages is payable by crediting amounts owed to the Company pursuant to the $10 million junior subordinated note issued to the Company by Bruegger's Corporation. However, the Company and Bruegger's Corporation are currently disputing the nature and extent of their indemnity obligations under the Share Exchange Agreement. Through October 31, 1999, the outstanding balance due under the junior subordinated note has been reduced by $600,000 in respect of Franchise Damages. Based upon the currently available information, the Company does not believe that these cases individually or in the aggregate will have a material adverse effect on the Company's financial position and results of operations but there can be no assurance thereof. Such assessment is based in part upon an assumption that Bruegger's Corporation has and will continue to have the ability to perform its indemnity obligations. However, for the reasons described Note 3 - Disposition of Bagel-Related Businesses, there can be no assurance that Bruegger's Corporation has now or in the future will have the ability to perform its indemnity obligations.

On or about September 10, 1999, Bruegger's Corporation, Lethe LLC, Nordahl L. Brue, and Michael J. Dressel commenced an action against the Company in the United States District Court for the District of Vermont alleging that the Company breached various provisions of the Share Exchange Agreement which arise out of the ongoing dispute concerning the net working capital adjustment contemplated by the Share Exchange Agreement. On February 1, 2000, the Company filed counter-claims against Bruegger's Corporation for the working capital adjustment to which it believes it is entitled. See Note 3-Disposition of Bagel-Related Businesses. Additionally, on or about September 13, 1999, Messrs. Brue and Dressell asserted a claim for breach of representations and warranties under the Share Exchange Agreement. The Company does not expect the ultimate resolution of these disputes to have a material adverse effect on the Company's financial position or results of operations but there can be no assurance thereof.

On April 19, 2000, NBO, LLC ("NBO") filed a Verified Complaint for Injunctive and Declaratory Relief in the United States District Court for the Northern District of Indiana, South Bend Division, naming as defendants the Company, Daniel B. Fitzpatrick, certain other directors of the Company, certain unidentified associates and affiliates of Daniel B. Fitzpatrick and certain other unidentified members of management. The Complaint alleged among other things, that the director defendants' decision to authorize Daniel B. Fitzpatrick and/or his associates and affiliates and/or other members of management to acquire up to 1,000,000 additional shares of the Company's common stock without triggering the Company's Shareholder Rights Agreement would give management effective control of the Company without the payment of a control premium and would thwart NBO's tender offer. The Complaint alleged that this decision was not made in good faith after a reasonable investigation of the consequences, and was in breach of the director defendants' fiduciary duties. On May 26, 2000 the Court dismissed these allegations for failure to state a claim. The Complaint also alleged violations of the federal securities laws and seeks injunctive and declaratory relief. On June 8, 2000, the Company renewed its Motion to Dismiss the remaining allegations of NBO's complaint on grounds that these allegations are moot. On June 9,2000 NBO voluntarily withdrew its request for a preliminary injunction. The case continues to pend on NBO's allegations of violations of securities law.

QUALITY DINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
May 14, 2000
(Unaudited)

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


QUALITY DINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
May 14, 2000
(Unaudited)
Note 9: Franchisee Commitment

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

Note 10: Burger King Franchise Agreement

Beginning in July, 2000, Burger King Corporation will increase its royalty and franchise fees for most new restaurants. At that time, the franchise fee for new restaurants will increase from $40,000 to $50,000 for a 20 year agreement and the royalty rate will increase from 31/2% of sales to 41/2% of sales, after a transitional period. For franchise agreements entered into during the transitional period, the royalty rate will be 4% of sales for the first 10 years and 41/2% of sales for the balance of the term.

For new restaurants, the transitional period will be from July 1, 2000 to June 30, 2003. As of July 1, 2003, the royalty rate will become 41/2% of sales for the full term of new restaurant franchise agreements. For renewals of existing franchise agreements, the transitional period will be from July 1, 2000 through June 30, 2001. As of July 1, 2001, existing restaurants that renew their franchise agreements will pay a royalty of 41/2% of sales for the full term of the renewed agreement. The advertising contribution will remain 4% of sales. Royalties payable under existing franchise agreements are not affected by these changes until the time of renewal, at which time the then prevailing rate structure will apply.

Burger King Corporation is currently offering a voluntary program to incent franchisees to renew their franchise agreements prior to the scheduled expiration date ("Early Renewal Program"). Franchisees that elect to participate in the Early Renewal Program will be required to make capital investments in their restaurants by, among other things, bringing them up to Burger King Corporation's current image, and to extend occupancy leases. Franchise agreements entered into under the Early Renewal Program will have special provisions regarding the royalty payable during the term, including a reduction in the royalty to 2.75% over five years beginning April, 2002 and concluding in April, 2007. The Company is currently evaluating which of its restaurants would be suitable for the Early Renewal Program. In conducting its evaluation, the Company is considering, among other things, the applicable royalty reductions, the nature, extent and resulting impact on sales from the required capital investment as well as the Company's ability to extend its occupancy leases, where required. The Company currently intends to include


QUALITY DINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
May 14, 2000
(Unaudited)

approximately 36 restaurants in the Early Renewal Program. The Company expects to pay franchise fees of approximately $1,000,000, in the third quarter of fiscal 2000 to extend the franchise agreements of the selected restaurants for sixteen to twenty years. The Company expects to invest approximately $7,000,000 to $8,000,000 to remodel the selected restaurants to bring them up to Burger King Corporation's current image. The remodeling is required to be completed by December 31, 2001.


Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company has a 52/53-week fiscal year ending on the last Sunday in October of each year. The current fiscal year is 52 weeks long and ends October 29, 2000. The first quarter of the Company's fiscal year consists of 16 weeks with all subsequent quarters being 12 weeks in duration.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages which certain items of revenue and expense bear to total revenues.

                                 Twelve Weeks Ended    Twenty-Eight Weeks Ended
                                   May 14,    May 9,        May 14,    May 9,
                                    2000       1999          2000      1999
                                  -------    -------       -------   -------
Total revenues                     100.0%     100.0%        100.0%    100.0%

Operating expenses:
  Restaurant operating expenses
    Food and beverage               28.5       29.2          28.4      29.5
    Payroll and benefits            28.9       28.9          29.3      28.9
    Depreciation and amortization    4.9        4.8           4.9       4.9
    Other operating expenses        23.5       24.5          23.6      24.1
    Total restaurant operating     -----      -----         -----     -----
      expenses                      85.8       87.4          86.2      87.4

Income from operations              14.2       12.6          13.8      12.6

  General and administrative         7.5        6.7           7.5       6.9
  Amortization of intangibles        0.4        0.5           0.4       0.5
                                   -----      -----         -----     -----
 Operating income                    6.3        5.4           5.9       5.2
                                   -----      -----         -----     -----
Other income (expense):
  Interest expense                  (4.9)      (4.5)         (4.9)     (4.7)
  Interest income                      -          .1            -        .1
  Other income (expense), net         .3        (.4)           .2       (.1)
                                   -----      -----         -----     -----
    Total other expense, net        (4.6)      (4.8)         (4.7)     (4.7)
                                   -----      -----         -----     -----

Income before income taxes           1.7        0.6           1.2        0.5
Income tax provision                 0.9        0.4           0.6        0.3
                                   -----      -----         -----      -----
Net income                           0.8%       0.2%          0.6%       0.2%
                                   =====      =====         =====      =====











Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Restaurant sales for the Company were $53,589,000 for the second quarter of fiscal 2000 versus $53,709,000 for the comparable period in fiscal 1999, a decrease of $120,000. Restaurant sales for the first twenty-eight weeks of fiscal 2000 were $122,357,000 versus $121,767,000 for the comparable period in fiscal 1999, an increase of $590,000.

The Company's Burger King restaurant sales increased $496,000 to $18,536,000 in the second quarter of fiscal 2000 when compared to restaurant sales of $18,040,000 in the same period of fiscal 1999. The Company had increased revenue of $688,000 due to additional sales weeks from two new restaurants opened during fiscal 2000 and one restaurant opened in fiscal 1999 which was open for its first full year in fiscal 2000. The Company closed two restaurants with expired leases: one in the fourth quarter of fiscal 1999 and one in the first quarter of fiscal 2000. The Company's Burger King restaurants had average weekly sales of $21,833 in the second quarter of fiscal 2000 versus $21,476 in the same period in fiscal 1999. Sales increased $1,654,000 to $43,048,000 for the first twenty-eight weeks of fiscal 2000 compared to $41,394,000 for the comparable period in fiscal 1999. The Company had increased revenue of $1,219,000 due to additional sales weeks from two new restaurants opened during fiscal 2000 and one restaurant opened in fiscal 1999 which was open for its first full year in fiscal 2000. Average weekly sales were $21,785 in the first twenty-eight weeks of fiscal 2000 versus $21,120 in the same period in fiscal 1999.

Sales in the Company's Grady's American Grill restaurant division were $16,857,000 in the second quarter of fiscal 2000 compared to sales of $18,803,000 in the same period in fiscal 1999, a decrease of $1,946,000. Two units were disposed in fiscal 1999 which contributed approximately $815,000 to the sales decrease. The Company's Grady's American Grill restaurants had average weekly sales of $39,020 in the second quarter of fiscal 2000 versus $41,235 in the same period in fiscal 1999. The Company's promotional activity was not as expansive as it was in the second quarter of fiscal 1999, thereby reducing promotional related sales. Sales for the first twenty-eight weeks of fiscal 2000 decreased $3,864,000 to $38,614,000 compared to $42,478,000 for the same period in fiscal 1999. The absence of the restaurants which were sold contributed approximately $1,975,000 to the sales decrease. Average weekly sales were $38,307 in the first twenty-eight weeks of fiscal 2000 versus $39,848 in the same period in fiscal 1999.

The Company's Chili's Grill & Bar restaurant sales increased $1,074,000 to $14,259,000 in the second quarter of fiscal 2000 compared to $13,185,000 in the same period in fiscal 1999. The increase was mainly due to average weekly sales increasing to $41,450 in the second quarter of fiscal 2000 versus $39,241 in the same period of fiscal 1999. The Company opened one Chili's restaurant during the second quarter of fiscal 2000 which contributed $509,000 of the sales increase. Sales for the first twenty-eight weeks of fiscal 2000 increased $2,205,000 to $31,772,000 compared to $29,567,000 for the same period in fiscal 1999. The average weekly sales were $40,116 in the first twenty-eight weeks of fiscal 2000 versus $37,712 in the same period in fiscal 1999.

The Company's Italian Dining Division restaurant sales increased $256,000 to $3,937,000 in the second quarter of fiscal 2000 compared to $3,681,000 in the same period in fiscal 1999. The average weekly sales were $41,016 in the second quarter of fiscal 2000 versus $38,349 in the same period of fiscal 1999. Sales for the first twenty-eight weeks of fiscal 2000 increased $595,000 to $8,923,000 compared to $8,328,000 for the same period in fiscal 1999. The average weekly sales were $39,840 in the first twenty-eight weeks of fiscal 2000 versus $37,179 in the same period in fiscal 1999.





Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



Total restaurant operating expenses, as a percentage of restaurant sales, decreased to 85.8% for the second quarter of fiscal 2000 versus 87.4% in the second quarter of fiscal 1999 and 86.2% in the first twenty-eight weeks of fiscal 2000 versus 87.4% in the same period of fiscal 1999. The following factors influenced the operating margins.

Food and beverage costs improved to 28.5% of total revenues in the second quarter of fiscal 2000 compared to 29.2% of total revenues in the same period in fiscal 1999 and 28.4% in the first twenty-eight weeks of fiscal 2000 compared to 29.5% in the same period of fiscal 1999. Food and beverage costs improved as a percentage of total revenues in the Company's Full Service segment during the second quarter of fiscal 2000 compared to the same period in fiscal 1999. Food and beverage costs improved as a percentage of total revenues in both the Company's Full Service segment and Quick Service segment for the twenty-eight weeks ended May 14, 2000 when compared to the same period in fiscal 1999. The improvement in food and beverage costs was mainly due to increased store level efficiencies and favorable commodity prices.

Payroll and benefits were consistent at 28.9% of total revenues in the second quarter of fiscal 2000 and fiscal 1999. Payroll and benefits were 29.3% of total revenues in the first twenty-eight weeks of fiscal 1999 compared to 28.9% in the same period of fiscal 1999. The Company has increased hourly wages at each of its restaurant concepts due to the high level of competition to attract qualified employees.

Depreciation and amortization, as a percentage of total revenues, remained relatively consistent at 4.9% for the second quarter of fiscal 2000 compared to 4.8% in the same period in fiscal 1999 and at 4.9% in the first twenty-eight weeks of fiscal 2000 and the same period of fiscal 1999.

Other restaurant operating expenses include rent and utilities, royalties, promotional expense, repairs and maintenance, property taxes and insurance. Other restaurant operating expenses as a percentage of total revenues improved in the second quarter of fiscal 2000 to 23.5% compared to 24.5% in the same period of fiscal 1999 and improved to 23.6% in the first twenty-eight weeks of fiscal 2000 compared to 24.1% in the same period of fiscal 1999. The improvement for the second quarter and the first twenty-eight weeks was primarily due to the improved sales performance in the Company's Burger King, Italian Dining and Chili's restaurants and a decrease in promotional expenses relating to the Company's Grady's restaurants.

Income from restaurant operations increased $790,000 to $7,615,000, or 14.2% of revenues, in the second quarter of fiscal 2000 compared to $6,825,0000, or 12.6% of revenues, in the comparable period of fiscal 1999. Income from restaurant operations in the Company's Quick Service segment accounted for $331,000 of the increase and the Company's Full Service segment accounted for $459,000. Income from restaurant operations increased $1,553,000 to $16,880,000, or 13.8% of revenues, in the first twenty-eight weeks of fiscal 2000 compared to $15,327,0000, or 12.6% of revenues, in the comparable period of fiscal 1999. Income from restaurant operations in the Company's Quick Service segment accounted for $686,000 of the increase while the Company's Full Service segment contributed $867,000. The increases were mainly due to increased sales and lower food and beverage costs as discussed above.






Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


General and administrative expenses were $4,016,000 in the second quarter of fiscal 2000 compared to $3,625,000 in the second quarter of fiscal 1999 and $9,193,000 in the first twenty-eight weeks of fiscal 2000 compared to $8,388,000 in the same period of fiscal 1999. As a percentage of total restaurant sales, general and administrative expenses were 7.5% in the second quarter of fiscal 2000 versus 6.7% in the second quarter of fiscal 1999 and increased to 7.5% in the first twenty-eight weeks of fiscal 2000 compared to 6.9% in the same period of fiscal 1999. The increase in general and administrative expenses is primarily attributable to the unanticipated expenses related NBO, LLC's proxy contest and tender offer. During the second quarter the Company incurred expenses totaling approximately $255,000 related to this event and through the first twenty-eight weeks of fiscal 2000 the Company incurred expenses totaling approximately $605,000.

Amortization of intangibles, as a percentage of total revenues, remained relatively consistent at 0.4% for the second quarter of fiscal 2000 compared to 0.5% in the same period in fiscal 1999 and at 0.4% in the first twenty-eight weeks of fiscal 2000 compared to 0.5% the same period of fiscal 1999.

Total other expenses, as a percentage of revenues, decreased to 4.6% for the second quarter of fiscal 2000 from 4.8% during the comparable period in fiscal 1999 and remained consistent at 4.7% in the first twenty-eight weeks of fiscal 2000 compared to the same period of fiscal 1999. Increased interest expense was offset by an increase in other income relating to the Transformational Payments from Burger King Corporation. See Note 9 Franchisee Commitment.

The provision for income taxes includes federal and state income taxes using the Company's estimated effective income tax rate for the respective fiscal year. The Company's effective income tax rate was 50.1% for second quarter of fiscal 2000 compared to 60.1% for the same period of fiscal 1999 and 52.9% in the first twenty-eight weeks of fiscal 2000 compared to 59.9% in the same period of fiscal 1999. The lower rate for fiscal 2000 is mainly due to the Company's increased income before income taxes which reduces the effective rate for the large portion of state taxes which are based on criteria other than income.

For the second quarter of fiscal 2000, the Company reported net income of $467,000 compared to net income of $146,000 for the same period of fiscal 1999 and $692,000 in the first twenty-eight weeks of fiscal 2000 compared to $234,000 in the same period of fiscal 1999.













Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $1,254,000 at May 20, 2000, an increase of $235,000 from the $1,019,000 at October 31, 2000. Principal uses of funds consisted of: (i) expenditures for property and equipment ($5,446,000) (ii) net repayment of long-term debt ($1,929,000) and (iii) purchase of 562,500 shares of the Company's stock ($1,307,000). Principal sources of funds consisted of those provided by operations ($9,493,000).

The Company's primary cash requirements in fiscal 2000 will be capital expenditures in connection with the opening of new restaurants, remodeling of existing restaurants, maintenance expenditures, purchases of the Company's stock, payment of franchise fees related to the Early Renewal Program and the reduction of debt under the Company's debt agreements. The Company's capital expenditures for fiscal 2000 are expected to range from $10,000,000 to $13,000,000. The Company expects to incur the majority of the Burger King Early Renewal Program expenses in fiscal 2001 - See Note 10. During fiscal 2000, the Company anticipates opening three to four Burger King restaurants and two to three full service restaurants. As of May 14, 2000 the Company has opened two Burger King restaurants and one Chili's restaurant in fiscal 2000.
 The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new restaurants opened, whether the Company owns or leases new units and the actual expense related to remodeling and maintenance of existing units and the requirements and timing of the Burger King Early Successor Program.

On August 3, 1999 the Company completed the refinancing of its existing debt with a financing package totaling $125,066,000, consisting of a $76,000,000 revolving credit agreement and a $49,066,000 mortgage facility, as described below. The revolving credit agreement was executed with Chase Bank of Texas, as agent for a group of six banks, providing for borrowings of up to $76,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread. The Company had $16,932,000 available under its revolving credit agreement as of May 14, 2000. The revolving credit agreement is collateralized by the stock of certain subsidiaries of the Company, the junior subordinated note issued by Bruegger's Corporation, certain interests in the Company's franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's personal property not pledged in the mortgage financing. The revolving credit agreement will mature on October 31, 2002, at which time all amounts outstanding thereunder are due.

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


Recently Issued Accounting Standards
-------------------------------------

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

					                       	                  Quality Dining, Inc.
					                                          (Registrant)

                                                 ______________________
Date:  June 28, 2000	        	            By: /s/Jeanne M. Yoder
                                                 Vice President & Controller
                                                 (Principal accounting officer)







INDEX TO EXHIBITS


Exhibit
No.               Description
----------        ------------

Exhibit 4-M       Third Amendment to Third Amended and
                  Restated Revolving Credit Agreement
                  dated as of April 26, 2000

Exhibit 4-N       Reaffirmation of Subsidiary Guaranty















 Exhibit 4-M

THIRD AMENDMENT TO THIRD AMENDED AND
RESTATED REVOLVING CREDIT AGREEMENT
Dated as of April 26, 2000


This Third Amendment to Third Amended and Restated Revolving Credit Agreement (this "Amendment") dated as of April 26, 2000 by and between Quality Dining, Inc., an Indiana corporation, and GAGHC, Inc., a Delaware corporation, as Borrowers, the banks now party to the hereinafter defined Credit Agreement (the "Banks") and Chase Bank of Texas, National Association, in its capacity as Administrative Agent for the Banks (the "Agent"), amends that certain Third Amended and Restated Revolving Credit Agreement dated as of May 11, 1999, as previously amended by a First Amendment to Third Amended any Restated Credit Agreement dated as of July 26, 1999 and a Second Amendment to Third Amended and Restated Credit Agreement dated as of September 9, 1999, by and between Quality Dining, Inc. and GAGHC, Inc., as Borrowers, the Banks which are party thereto and Chase Bank of Texas, National Association, in its individual capacity and as Administrative Agent (the "Credit Agreement"). Capitalized terms used herein and not defined herein shall have the meanings assigned thereto in the Credit Agreement.

WHEREAS, the Borrowers have requested that the Agent and the Banks agree to amend certain of the provisions of the Credit Agreement to provide for a swing-line facility; and

WHEREAS, the parties have determined that it is in their best interests to enter into this Amendment upon the terms set forth herein.

NOW, THEREFORE, in consideration of the terms and conditions contained herein, the parties hereto agree as follows:

Section 1. Amendments to Article I.

(a) The definition of "Funded Debt" is hereby amended by adding a new sentence at the end thereof to read as follows:

"Notwithstanding the foregoing, Funded Debt shall not include the Frozen Coke Deferred Payment, provided that the aggregate principal amount of the Frozen Coke Deferred Payment does not exceed $700,000 and provided further that the Frozen Coke Deferred Payment is paid in full on or before December 31, 2000.

(b) The definition of "Loan" in Article I of the Credit Agreement is hereby amended in its entirety to read as follows:

"Loan" shall mean, individually or collectively, as the case may be, a Base Rate Loan, a LIBOR Base Loan or a Swing Loan.

(c) The definition of "Note(s)" in Article I to the Credit
Agreement is hereby amended in its entirety to read as follows:

"Note(s)" shall mean, individually or collectively, as the case may be,
(a) each of the promissory notes, substantially in the form of Exhibit A attached hereto, made by the Borrowers payable to the order of each of the Banks to evidence the Advances made by such Bank, (b) the Swing Line Note and (c) such other promissory notes accepted by the Banks in exchange for or in substitution of any such Notes.

(d) A new definition of "Frozen Coke Deferred Payment" is hereby inserted in Article I of the Credit Agreement immediately after the definition of "Franchise Agreement" to read as follows:

"Frozen Coke Deferred Payment" shall mean Indebtedness in an aggregate principal amount not to exceed $700,000 payable to Coca Cola Financial Corporation, incurred in connection with the installation of Frozen Coke machines in Burger King restaurants.

(e) The following new definitions are hereby inserted in Article I of the Credit Agreement immediately after the definition of "Subsidiary Guaranties" to read as follows:

"Swing Line" means the credit facility for making Swing Loans described in Section 2.15 hereof.

"Swing Line Commitment" means the commitment of LaSalle Bank National Association to make Swing Loans in the aggregate amount of $3,000,000 at any one time outstanding.

"Swing Loan" is defined in Section 2.15(a) hereof.

"Swing Line Note" is defined in Section 2.15(e) hereof.

Section 2. Amendment to Article II.

(a) Section 2.4 of the Credit Agreement is hereby amended by inserting the words "or any Swing Loan" immediately after the word "Advance" in the eighth line of said section.

(b) Article II of the Credit Agreement is hereby amended by inserting a new Section 2.15 to read as follows:

"Section 2.15.	The Swing Line.  (a) Swing Loans.  Subject to all of
the terms and conditions hereof, LaSalle Bank National Association ("LaSalle") agrees to make loans to the Borrowers ("Swing Loans") which shall not in the aggregate at any time outstanding exceed the lesser of
(i) the Swing Line Commitment or (ii) the difference between (x) the Commitments then in effect and (y) the sum of the principal amount of Advances then outstanding and the aggregate amount of Letters of Credit issued and outstanding. The Swing Line Commitment shall be available to the Borrowers and may be availed of by the Borrowers, or either of them, from time to time and borrowings thereunder may be repaid and reborrowed during the period ending on the Termination Date.

(b)	Payment.  Each Swing Loan shall be due and payable on the
Termination Date. The Borrowers may voluntarily prepay any Swing Loan before its maturity at any time upon notice to LaSalle prior to 2:30 p.m. (Chicago time) on the date fixed for prepayment, each such prepayment to be made by the payment of the principal amount to be prepaid, plus accrued interest thereon to the date of prepayment and any amount due LaSalle under Section 2.15(h) hereof as a result of such prepayment.

(c)	Interest on Swing Loans.  Each Swing Loan shall bear interest
(computed on the basis of 360 days and actual days elapsed) at (x) a fluctuating rate per annum equal to the Base Rate or (y) if the Borrower so elects in accordance with the following provisions, the Quoted Rate (as defined below); provided, however, that upon the occurrence and during the continuance of any Event of Default, such Swing Loan shall bear interest at a rate per annum equal to the sum of 1.50% per annum plus the Base Rate from time to time in effect. Interest on each Swing Loan shall be due and payable on each Monthly Payment Date or, in the event of Swing Loans bearing interest at the Quoted Rate, the last day of each Quoted Interest Period (as defined below) applicable thereto, and interest after maturity (whether by lapse of time, acceleration or otherwise) shall be due and payable upon demand.

(d)	Requests for Swing Loans.  The Borrowers, or either of them, shall give LaSalle prior notice (which may be written or oral) no later than 12:00 Noon (Chicago time) on the date upon which such Borrower(s) requests that any Swing Loan be made, of the amount and date of such Swing Loan and, if applicable, the interest period selected therefor (the "Quoted Interest Period"). Within thirty (30) minutes after receiving such notice, LaSalle shall in its discretion quote an interest rate to the Borrowers at which LaSalle would be willing to make such Swing Loan available to the Borrowers for the Quoted Interest Period (the rate so quoted for the Quoted Interest Period being herein referred to as the "Quoted Rate"). The Borrowers acknowledge and agree that the interest rate quote is given for immediate and irrevocable acceptance, and if the Borrowers, or either of them, does not so immediately accept the Quoted Rate for the full amount requested by the Borrower for such Swing Loan, the Quoted Rate shall be deemed immediately withdrawn and such Swing Loan shall bear interest at the Base Rate from time to time in effect. Subject to all of the terms and conditions hereof, the proceeds of such Swing Loan shall be made available to the Borrowers no later than 3:00 p.m. (Chicago time) on the date so requested in funds immediately available at the principal office of LaSalle in Chicago, Illinois. Anything contained in the foregoing to the contrary notwithstanding, (i) the obligation of LaSalle to make Swing Loans shall be subject to all of the terms and conditions of this Agreement and (ii) LaSalle shall not be obligated to make more than one Swing Loan during any one day. LaSalle shall promptly notify the Administrative Agent, and the Administrative Agent shall thereafter notify each Bank, of each Swing Loan and the amount of each Swing Loan made since the last notice. The Borrowers agree that LaSalle may rely on any such telephonic or telecopy notice given by any person LaSalle in good faith believes is an authorized representative of the Borrower without the necessity of independent investigation, and in the event any such notice by telephone conflicts with any written confirmation, such telephonic notice shall govern if LaSalle has acted in reliance thereon.

(e)	Swing Line Note.  The Swing Loans made to the Borrower by LaSalle shall be evidenced by a single promissory note of the Borrower issued to LaSalle in the form of Exhibit F hereto. Such promissory note is hereinafter referred to as the "Swing Line Note."

(f)	Refunding Loans.  In its sole and absolute discretion, LaSalle may at any time, on behalf of the Borrowers (which hereby irrevocably authorize LaSalle to act on their behalf for such purpose) and with notice to the Borrowers, request each Bank to make an Advance (without regard to any requirement of this Agreement that each Advance under this Agreement be in a minimum amount) constituting a Base Rate Loan in an amount equal to such Bank's Percentage of the amount of the Swing Loans outstanding on the date such notice is given. Unless any of the conditions of Section 3.2 are not fulfilled on such date, each Bank shall make the proceeds of its requested Advance available to LaSalle, in immediately available funds, at LaSalle's principal office in Chicago, Illinois before 12:00 Noon (Chicago time) on the Business Day following the day such notice is given. The proceeds of such Advances shall be immediately applied to repay the outstanding Swing Loans; provided, however, that unless any Default or Event of Default has occurred and is continuing or the Borrowers otherwise permit, the proceeds of such Advances shall not be requested if the same would repay any outstanding Swing Loan bearing interest at the Quoted Rate prior to the end of the Quoted Interest Period applicable thereto.

(g)	Participations.  If any Bank refuses or otherwise fails to make its Advance when requested by LaSalle pursuant to Section 2.15(f) above (because the conditions in Section 3.2 are not satisfied or otherwise), such Lender will, at the time and in the manner such Advance was to have been funded to LaSalle, purchase from LaSalle an undivided participating interest in the outstanding Swing Loans in an amount equal to its Percentage of the aggregate principal amount of Swing Loans that were to have been repaid with such Advances; provided, however, that unless and until any Default or Event of Default has occurred and is continuing, no purchase of a participation in a Swing Loan bearing interest at the Quoted Rate need be made until after expiration of the Quoted Interest Period applicable thereto. Each Bank that so purchases a participation in a Swing Loan shall thereafter be entitled to receive its Percentage of each payment of principal received on the Swing Loans and of interest received thereon accruing from the date such Bank funded to LaSalle its participation in such Swing Loans. The several obligations of the Banks under this Section 2.15(g) shall be absolute, irrevocable and unconditional under any and all circumstances whatsoever and shall not be subject to any set-off, counterclaim or defense to payment which any Bank may have or have had against any one or more of the Borrowers, any other Bank or any other Person whatsoever. Without limiting the generality of the foregoing, such obligations shall not be affected by any Default or Event of Default or by any reduction or termination of the Commitments of any Banks. In the event that any Bank fails to honor its obligation to pay LaSalle for such participation in such Swing Loans, then in that event
(i) the defaulting Bank shall have no right to participate in any recoveries from any one or more of the Borrowers or Subsidiary Guarantors in respect of such Swing Loans and (ii) all amounts to which the defaulting Lender would otherwise be entitled under the terms of this Agreement or any of the other Loan Documents shall first be applied to reimbursing LaSalle for the defaulting Bank's portion of the Swing Loans, together with interest thereon as provided for herein. Upon reimbursement to LaSalle (pursuant to clause (ii) above or otherwise) of the defaulting Bank's share of the Swing Loans together with interest thereon, the defaulting Bank shall thereupon be entitled to its pro rata participation in LaSalle's right of recovery against any one or more of the Borrowers or Subsidiary Guarantors in respect of the Swing Loans.

(h)	Liquidation Fee.  Each of the Borrowers understands that upon the acceptance by the Borrower of a Quoted Rate in respect of a Swing Loan, LaSalle intends to enter into funding arrangements with third parties on terms and conditions which could result in substantial losses to LaSalle if such Swing Loan is not made at the Quoted Rate or does not remain outstanding for the entire Quoted Interest Period. Therefore, if either (a) after a Borrower accepts a Quoted Rate in respect of a Swing Loan, the Swing Loan is not made on the first day of the applicable Quoted Interest Period for any reason (including, but not limited to, the failure of the Borrowers to comply with one or more of the conditions precedent to any Swing Loan under this Agreement) other than a wrongful failure by LaSalle to make the Swing Loan, or (b) such Swing Loan is repaid in whole or in part prior to the last day of its Interest Period (whether as a result of acceleration, operation of law or otherwise), the Borrowers agree to indemnify LaSalle for any loss, cost and expense incurred by it resulting therefrom, including without limitation any loss of profit and any loss or cost in liquidating or employing deposits acquired to fund or maintain such Swing Loan."

Section 3. Amendments to Article III.

(a) Section 3.2 of the Credit Agreement is hereby amended (i) by inserting the words ", of LaSalle to make any Swing Loan hereunder" immediately following the words "Advance hereunder" in the second line of the introductory sentence thereof; (ii) by inserting the words "or Swing Loan" after the word "Advance" in each of the third line of subsection (b) and the second line of subsection (c); and (iii) by inserting the words "or the making of such Swing Loan by LaSalle" immediately after the words "Advance by such Bank" in the first line of subsection (d).

Section 4. Amendments to Article IV.

(a) The introductory sentence of Article IV of the Credit
Agreement is hereby amended by inserting the words "each Swing Loan" immediately after the word "Advance" in the second line of said sentence.

(b) Section 4.1 of the Credit Agreement is hereby amended by inserting the words "and Swing Loans" immediately after the word
"Advances" in the third sentence of said section.

(c) Section 4.11of the Credit Agreement is hereby amended by inserting the words "and Swing Loans" immediately after the word
"Advances" in the first line of said section.

(d) Section 4.12 of the Credit Agreement is hereby amended by inserting the words "or any Swing Loan" immediately after the word "Advance" in each of the first line and the sixth line of said section.

(e) Section 4.13 of the Credit Agreement is hereby amended by inserting the words "and Swing Loans" immediately after the word
"Advances" in the second sentence of said section.

(f) Section 4.19 of the Credit Agreement is hereby amended by inserting the words "and Swing Loans" immediately after the word
"Advances" in the fourth line of said section.

Section 5. Amendments to Article V.

(a) The introductory sentence of Article V of the Credit Agreement is hereby amended by inserting the words ", any Swing Loan" immediately after the word "Advance" in the second line of said sentence.

(b) Section 5.11 of the Credit Agreement is hereby amended by inserting the words "and Swing Loans" immediately after the word
"Advances" in the first line of said section.

Section 6. Amendment to Article VI.

(a) The introductory sentence of Article VI of the Credit
Agreement is hereby amended by inserting the words ", any Swing Loan" immediately after the word "Advance" in the second line of said sentence.

(b) Section 6.3 of the Agreement is hereby amended by (i) deleting the word "and" at the end of clause (e) thereof; (ii) replacing the period at the end of clause (f) thereof with a semicolon and (iii) inserting new clauses (g) and (h) to read as follows:

"(g)	the Frozen Coke Deferred Payment in an aggregate principal amount not to exceed $700,000, provided that the Frozen Coke Deferred Payment shall be paid in full on or before December 31, 2000; and

(h)	Indebtedness, in addition to Indebtedness permitted by clauses
(a) through (g) above, in an aggregate principal amount at any one time outstanding not to exceed $750,000."

(c) Section 6.4 of the Agreement is hereby amended by (i) deleting the word "and" at the end of the clause (j) thereof; (ii) replacing the period at the end of clause (k) with a semicolon; and (iii) inserting new clauses (l) and (m) to read as follows:

"(l)	Liens on the real property located at 1275 Hilltop Road, St.
Joseph, Michigan, to secure Indebtedness incurred pursuant to Section 6.3(h) hereof; and

(m)	Liens on the Frozen Coke machines to be installed in the Burger
King restaurants, securing the Indebtedness incurred pursuant to
Section 6.3(g) hereof."

Section 7. Amendment to Article VII.

(a) Section 7.2 of the Credit Agreement is hereby amended by (i) inserting the words "or Swing Loans" immediately following the word "Advances" in the fifth line of said section and (ii) inserting the words ", LaSalle's obligation to make Swing Loans" immediately after the word "Advances" in the seventh line of said section.

Section 8. Amendment to Article IX.

(a) Section 9.4 of the Credit Agreement is hereby amended by inserting the words "and Swing Loans" immediately after the word
"Advances" in the second line of said section.

Section 9. Amendment to Article X.

(a) Section 10.5(a) is hereby amended by inserting "or any Swing
Loan" immediately after the word "Advance" in the second line of said subsection.

(b) Section 10.10(b) is hereby amended by (i) deleting the word "Loans" in the fourth line thereof and replacing it with the word "Advances"; (ii) inserting the words "all of its participation interests, if any, in existing Swing Loans, its obligation to participate in additional Swing Loans hereunder," after the words "owing to it" in the fourth line of said section; and (iii) inserting the words "Advances, participations in Swing" immediately before the word "Loans" in the 27th line of said section.

(c) Section 10.10(c) of the Credit Agreement is hereby amended by inserting the words "its participation in Swing Loans and its obligation to participate in additional Swing Loans hereunder" immediately after the words "with respect to Letters of Credit" in the fourth line of said section.

Section 10. 	Addition of Exhibit F.  A new Exhibit F is hereby
inserted in the Credit Agreement to read as set forth on Exhibit A hereto.

Section 11. 	Consent to Merger of GAGHC.  Each of the Banks and
the Administrative Agent hereby consent to the merger of GAGHC with and into Grady's American Grill Restaurant Corporation ("GAGRC"), a Wholly-Owned Subsidiary of QDI, with GAGRC as the surviving corporation, at any time on or before October 31, 2000, provided that:

(i)	the obligations of GAGRC under the Subsidiary Guaranty are
expressly assumed in writing by the surviving corporation, in form and substance reasonably acceptable to the Administrative Agent;

(ii)	immediately after the consummation of the merger and after giving effect thereto, no condition or event shall exist which constitutes a Default, an Event of Default or a Change of Control; and

(iii)	QDI shall have delivered to the Administrative Agent each of the following documents:

(A)	Agreement and Plan of Merger between GAGHC and GAGRC, in form and substance reasonably acceptable to the Administrative Agent, certified by the Secretary or an Assistant Secretary of QDI as being a true and complete copy thereof;

(B)	Certificate or Articles of Merger, certified by the Secretary of
State of the States of Delaware and Indiana;

(C)	Reaffirmation of Subsidiary Guaranty, duly executed and delivered by an authorized officer of GAGRC;

(D)	Certificate of the Secretary or an Assistant Secretary of GAGRC
certifying that (i) either (A) there has been no amendment to the articles of incorporation or by-laws of GAGRC since May 11, 1999 or
(B) attached thereto is a true and correct copy of the articles of incorporation and by-laws of GAGRC and (ii) attached is a true and correct copy of resolutions of GAGRC's Board of Directors authorizing the execution and delivery of the Reaffirmation of Subsidiary Guaranty;

(E)	Incumbency Certificate of GAGRC, certified by the Secretary or
Assistant Secretary of GAGRC; and

(F)	Written opinion of counsel to QDI, in form and substance
reasonably satisfactory to the Administrative Agent, as to the effectiveness of the merger of GAGHC and GAGRC, with GAGRC as the surviving corporation, and the enforceability of the Subsidiary Guaranty against GAGRC.

Upon consummation of the merger of GAGHC with and into GAGRC and satisfaction of the conditions set forth above in this Section 11, GAGRC, as the surviving corporation and successor to GAGHC, shall be released from the obligations of GAGHC as a "Borrower" under the Credit Agreement for all purposes thereof.

Section 12. Representations and Warranties of Borrowers. In order to induce the Banks and the Administrative Agent to enter into this Amendment, each of the Borrowers represents and warrants that:

(a)	The execution and delivery by such Borrower of this Amendment have been duly authorized by proper corporate proceedings and this Amendment and the Agreement, as amended hereby, constitute the legal, valid and binding obligations of such Borrower, enforceable against such Borrower in accordance with their respective terms.

(b)	Neither the execution and delivery by such Borrower of this
Amendment nor compliance with the provisions hereof will violate any law, rule, regulation, order, writ, judgment, injunction, decree or award binding on such Borrower or the articles of incorporation or by-laws of such Borrower or the provisions of any indenture, instrument or agreement to which such Borrower is a party or is subject, or by which it or its property is bound, or conflict with or constitute a default thereunder.

(c)	Such Borrower has not received any notice to the effect that its operations are not in material compliance with any of the requirements of applicable federal, state and local environmental, health and safety statutes and regulations or the subject of any federal or state investigation evaluating whether any remedial action is needed to respond to a release of any toxic or hazardous waste or substance into the environment, which non-compliance or remedial action would constitute a Material Adverse Occurrence.

(d)	The representations and warranties set forth in Article IV of the
Agreement, as amended hereby, are true and correct on the date hereof and after giving effect hereto, except that the representations and warranties set forth in Section 4.5 as to financial statements of QDI shall be deemed a reference to the audited and unaudited financial statements of QDI, as the case may be, most recently delivered to the Banks pursuant to Section 5.1.

(e)	No Default or Event of Default has occurred and is continuing and, since October 31, 1999, no Material Adverse Occurrence has occurred.

Section 13. Effective Date. This Amendment shall become effective as of the date (the "Amendment Effective Date") first above written upon receipt by the Administrative Agent of each of the following items:

(a) Counterparts of this Amendment duly executed by each of the Borrowers, the Administrative Agent and each of the Banks;

(b) Swing Line Note issued to LaSalle, duly executed by each of the Borrowers;

(c) Reaffirmation of Subsidiary Guaranty, duly executed and delivered by each of the Wholly-Owned Subsidiaries of the Borrower (other than GAGHC);

(d) Certificates of the Secretary or an Assistant Secretary of each of QDI and GAGHC, certifying that (i) either (A) there has been no amendment to the articles of incorporation or by-laws of such Borrower since May 11, 1999 or (B) attached thereto is a true and correct copy of the articles of incorporation and by-laws of such Borrower and (ii) attached is a true and correct copy of the resolutions of such Borrower's Board of Directors or Executive Committee thereof (if so authorized) authorizing the execution, delivery and performance of this Amendment and any other documents or instruments executed and delivered in connection herewith and the performance of all the terms and provisions hereof and thereof;

(e) Incumbency Certificates, certified by the Secretary of each of the Borrowers;

(f) Certificates of the Secretary or an Assistant Secretary of each Subsidiary Guarantor certifying that (i) either (A) there has been no amendment to the articles of incorporation or by-laws of such Subsidiary Guarantor since May 11, 1999 or (B) attached thereto is a true and correct copy of the articles of incorporation and by-laws of such Subsidiary Guarantor and (ii) attached is a true and correct copy of resolutions of such Subsidiary Guarantor's Board of Directors authorizing the execution and delivery of the Reaffirmation of Subsidiary Guaranty;

(g) Incumbency Certificates of each Subsidiary Guarantor, certified by the Secretary of such Subsidiary Guarantor;

(h) Written opinion of counsel to each of the Borrowers and the Subsidiary Guarantors, in form and substance reasonably satisfactory to the Administrative Agent, relating to, among other things, enforceability of this Amendment, the Swing Line Note and the Reaffirmation of Subsidiary Guaranty against the Borrowers and the Subsidiary Guarantors which are party thereto;

(i) Payment by the Borrowers of all costs and expenses of the Administrative Agent's special counsel (including without limitation legal fees and expenses) incurred in connection with preparation and execution of this Amendment and the transactions contemplated hereby; and

(j) Such other documents and instruments as the Administrative
Agent shall reasonably request.

Section 14. References to Credit Agreement. From and after the effective date hereof, each reference in the Credit Agreement to "this Agreement," "hereof," or "hereunder" or words of like import, and all references to the Credit Agreement in any and all agreements, instruments, documents, notes, certificates and other writings of every kind and nature shall be deemed to mean the Credit Agreement, as modified and amended by this Amendment.

Section 15. Ratification. The Credit Agreement, as amended hereby, shall remain in full force and effect and is hereby ratified, approved and confirmed in all respects.

Section 16. Applicable Law. This Amendment shall be governed by and construed in accordance with the laws of the State of Indiana (without regard to any choice of law provisions thereof).

Section 17. Counterparts. This Amendment may be executed in two or more counterparts, each of which shall constitute an original, but all of which when taken together shall constitute but one instrument.

Section 18. Expenses. The Borrowers shall pay all reasonable out-of-pocket expenses incurred by the Administrative Agent in connection with the preparation of this Amendment, including, but not limited to, the reasonable fees and disbursements of special counsel for the Administrative Agent.
[The rest of this page intentionally left blank.]

	IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective officers thereunto duly authorized as of the day and year first above written.

QUALITY DINING, INC.


By:_________________
Its: _________________


GAGHC, INC.


By: _________________
Its: _________________




CHASE BANK OF TEXAS NATIONAL ASSOCIATION, in its individual capacity and as Agent for the Banks (as that term is defined in the Credit
Agreement).


By: _________________
(Signature

________________________________
(typed or printed name and title)


	BANK ONE, INDIANA , N.A.


	By: _________________
	(Signature)


	__________________________________
	(typed or printed name and title)


THE NORTHERN TRUST COMPANY


By: _________________
(Signature)


__________________________________
(typed or printed name and title)


LASALLE BANK NATIONAL ASSOCIATION


By: _________________
(Signature)


__________________________________
(typed or printed name and title)


BANK OF AMERICA, NATIONAL ASSOCIATION


By: _________________
(Signature)


__________________________________
(typed or printed name and title)





SUNTRUST BANK

________________
By:
(Signature)


 __________________________________
(typed or printed name and title)


Exhibit A to
Amendment


EXHIBIT F


[Form of Note]

PROMISSORY NOTE


$3,000,000.00

April 26, 2000
Mishawaka, Indiana

	FOR VALUE RECEIVED, QUALITY DINING, INC., an Indiana corporation, and GAGHC,
Inc., a Delaware corporation (collectively together with their successors and assigns, the "Borrowers"), hereby promise, jointly and severally, to pay to
LASALLE BANK NATIONAL ASSOCIATION (the "Holder"), the principal sum of THREE
MILLION DOLLARS ($3,000,000), or such lesser amount as shall equal the aggregate unpaid principal amount of the Swing Loans (as defined in the hereinafter defined Credit Agreement) made by the Holder to
the Borrowers, or either of them, under the Credit Agreement, on the Termination Date (as defined in the Credit Agreement) and to pay interest on the unpaid principal amount of each Swing Loan, for the period commencing on the date of such Swing Loan until such Swing Loan shall be paid in full, at the rates per annum and on the dates provided in the Credit Agreement.

Both principal and interest are payable in lawful money of the United States of America and in immediately available funds to the Holder to such domestic account as the Holder may designate. The date, amount and type of each Swing Loan made by the Holder to the Borrowers, or either of them, and each payment made on account of the principal thereof, shall be recorded by the Holder on its books and, prior to any transfer of this Note, endorsed by the Holder on the schedule attached hereto or any continuationder's failure to make any such recordation or notation shall not affect the Obligations of the Borrowers hereunder or under the Credit Agreement.

This Note is the Swing Line Note referred to in the Third Amendment to Third Amended and Restated Revolving Credit Agreement dated as of April 26, 2000, amending the Third Amended and Restated Revolving Credit Agreement (as amended from time to time, the "Credit Agreement") dated as of May 11, 1999 by and between the Borrowers, the banks party thereto (the "Banks"), Chase Bank of Texas National Association, as administrative agent (the "Administrative Agent"), Bank One, Indiana, N.A. (formerly known as NBD Bank, N.A.), as documentation agent, and Bank of America, National Association (formerly known as NationsBank, N.A. (South)), as Co-Agent.

The Credit Agreement provides for the acceleration of the maturity of the Swing Loans evidenced by this Note upon the occurrence of certain events and for prepayments of Swing Loans upon the terms and conditions specified therein.

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

THIS NOTE SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH,
THE INTERNAL LAWS OF THE STATE OF INDIANA.


QUALITY DINING, INC.


By:_________________
John C. Firth
Executive Vice President, General Counsel
and Secretary


GAGHC, INC.,


By: _________________
David M. Findlay
Vice President

Schedule to Promissory Note


Date of Swing Loan         Amount of Swing Loan      Date Principal Repaid
------------------         --------------------      ---------------------




Exhibit 4-N


REAFFIRMATION OF SUBSIDIARY GUARANTY


Each of the undersigned (a "Guarantor"), a guarantor of all the indebtedness outstanding and unpaid at any time of QUALITY DINING, INC., an Indiana corporation, and GAGHC, Inc., a Delaware corporation (the "Borrowers"), under that certain Third Amended and Restated Revolving Credit Agreement dated as of May 11, 1999, as amended by the First Amendment to Third Amended and Restated Revolving Credit Agreement dated July 26, 1999, the Second Amendment to Third Amended and Restated Revolving Credit Agreement dated September 9, 1999 and the hereinafter defined Third Amendment (said agreement as so amended and as it may be further amended, modified or supplemented, the "Credit Agreement") by and between the Borrowers, the Banks party thereto (the "Banks") and Chase Bank of Texas National Association, as Administrative Agent (the "Agent"), hereby acknowledges and consents to the execution and delivery by the Borrowers of that certain Third Amendment to Third Amended and Restated Revolving Credit Agreement dated as of April 26, 2000 (the "Third Amendment") amending the Credit Agreement and all other documents, certificates, agreements and instruments executed in connection therewith. Each of the undersigned acknowledges that an executed (or conformed) copy of the Third Amendment has been made available to its principal executive officers and such officers are familiar with the contents thereof. Each Guarantor hereby confirms that the execution by the Borrowers of the Third Amendment and all other documents, certificates, agreements and instruments contemplated thereby shall in no way diminish or extinguish the liability of the Guarantor under that certain Subsidiary Guaranty (the "Guaranty") dated as of December 21, 1995 executed by the Guarantor in favor of the Agent, as successor to The Northern Trust Company (as predecessor agent), for the benefit of the Banks. Each of the undersigned acknowledges and affirms to the Agent and the Banks that the undersigned is and shall be primarily liable for the indebtedness of the Borrowers to the Banks now or hereafter outstanding and unpaid at any time the Banks seek to recover against such Guarantor under the Guaranty, including without limitation the liabilities and obligations of the Borrowers to the Banks under the Credit Agreement and the Notes pursuant to and in accordance with the terms of the Guaranty. Each of the undersigned hereby acknowledges and agrees that the Obligations (as defined in the Credit Agreement), including without limitation the Notes, all Advances and Swing Loans now outstanding or hereafter made under the Credit Agreement, and all amounts now or hereafter owing to the Agent and the Banks under or pursuant to the Credit Agreement and/or any of the Security Documents and all Rate Hedging Obligations owing at any time or from time to time by the Borrowers or any of their Subsidiaries to the Banks or any Bank, shall be secured under and pursuant to the Note Pledge Agreement, the Pledge Agreement, the Security Agreement and each and every other Security Document and that all references therein to the "Credit Agreement" shall be deemed a reference to the Credit Agreement as amended by the Third Amendment and all capitalized terms not otherwise defined herein shall have the meanings ascribed thereto in the Credit Agreement. Each of the undersigned hereby ratifies and reaffirms the grant of liens and security interests on its properties pursuant to the Security Documents as security for the Obligations and confirms and agrees that such liens and security interests hereafter secure all of the Obligations under the Credit Agreement and other Loan Documents. To the fullest extent permitted by law, each of the undersigned does hereby (i) consent to all extensions and renewals of the Obligations; (ii) consent to the addition, release or substitution of any person liable on any portion of the Obligations; (iii) waive all demands, notices and protests of any action taken by the Agent pursuant to the Loan Documents or in connection with the Obligations; (iv) waive any indulgence by the Agent or any Bank; (v) consent to any substitutions for, exchanges of or releases of the collateral or any portion thereof for the Obligations;
(vi) waive notice prior to taking possession or control of the collateral or any bond or security which might be required by any court prior to allowing the Agent to exercise any of its remedies, including the issuance of an immediate writ of possession, except as expressly required in any of the Loan Documents; (vii) waive any marshalling of assets, or any right to compel the Agent to resort first to any collateral or other persons before pursuing any of the undersigned for payment of the Obligations; (viii) waive the benefit of all valuation, appraisement and exemption laws; and (ix) waive notice of acceptance hereof. Each of the undersigned confirms and agrees that each of the Loan Documents to which it is a party and each and every covenant, condition, obligation, representation (except those representations which relate only to a specific date, which are confirmed as of such date only), warranty and provisions set forth therein are, and shall continue to be, in full force and effect and are hereby confirmed, reaffirmed and ratified in al respects

	Each of the Guarantors also hereby acknowledges and agrees that the Agent and the Banks are relying upon this Reaffirmation of Subsidiary Guaranty in entering into the Amendment and in extending any loans or other credit to the Borrowers under the Credit Agreement and the Notes.

[The rest of this page intentionally left blank]


	IN WITNESS WHEREOF, each Guarantor has caused this Reaffirmation of Subsidiary Guaranty to be executed and delivered as of the 26th day of April, 2000.



BRAVOKILO, INC.	                    GRADY'S AMERICAN GRILL, LP
SOUTHWEST DINING, INC.	             4220 Edison Lakes Parkway
GRAYLING CORPORATION	               Mishawaka, Indiana   46545
FULL SERVICE DINING, INC.
GRADY'S INC.	                       By:  Grady's American Grill Restaurant
4220 Edison Lakes Parkway           Corporation, as general partner
Mishawaka, Indiana  46545


By: ____________________             By: ______________________
Name:  John C. Firth		               Name:  David M. Findlay
Title:  Executive Vice President     Title:  President




GRADY'S AMERICAN GRILL		            GAGLC, INC.
RESTAURANT CORPORATION		            4220 Edison Lakes Parkway
4220 Edison Lakes Parkway		         Mishawaka, Indiana   46545
Mishawaka, Indiana   46545



By: ____________________            By: ____________________
Name:  David M. Findlay	     	      Name:  Robert C. Hudson II
Title:  President		                 Title:  President