Form 10-Q
period 2000-08-06
QUALITY DINING INC
filed 2000-09-19
CIK 917126

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 6, 2000

                         OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of     1934.

For the transition period from  ______________ to ____________________

Commission file number      0-23420


               QUALITY DINING, INC.
------------------------------------------------------
(Exact name of registrant as specified in its charter)

         Indiana                                          35-1804902
-------------------------------              ------------------------------
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

                    Yes __X____           No ________

The number of shares of the registrant's common stock outstanding as of September 20, 2000 was 12,245,103.














QUALITY DINING, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED AUGUST 6, 2000
INDEX


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

Item 2.   Changes in Securities...................................23

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

Item 6.   Exhibits and Reports on Form 8-K........................23

Signatures........................................................23
























Part I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

QUALITY DINING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

                                  Twelve Weeks Ended         Forty Weeks Ended
                               August 6,   August 1,       August 6,  August 1,
                                 2000         1999          2000         1999
                               --------    --------        --------   --------
Revenues:
  Burger King                $  20,221    $  20,599      $  63,269   $  61,993
  Grady's American Grill        15,363       16,167         53,977      58,645
  Chili's Grill & Bar           14,134       13,026         45,905      42,593
  Italian Dining Division        3,868        3,673         12,792      12,002
                               -------      -------        -------     -------
Total revenues                  53,586       53,465        175,943     175,233
                               -------      -------        -------     -------
Operating expenses:
  Restaurant operating expenses:
    Food and beverage           15,094       15,540         49,845      51,490
    Payroll and benefits        15,678       15,617         51,469      50,829
    Depreciation and
      amortization               2,626        2,568          8,638       8,499
    Other operating expenses    13,186       13,300         42,107      42,646
Total restaurant operating     -------      -------        -------     -------
  expenses                      46,584       47,025        152,059     153,464
                               -------      -------        -------     -------
Income from restaurant
  operations                     7,002        6,440         23,884      21,769

  General and administrative     4,351        3,565         13,544      11,953
  Amortization of intangibles      201          251            688         824
  Impairment of assets and
    facility closing costs           -        2,501              -       2,501
                               -------      -------        -------     -------
Operating income                 2,450          123          9,652       6,491
                               -------      -------        -------     -------
Other income (expense):
  Interest expense              (2,581)      (2,280)        (8,625)     (7,983)
  Gain (loss) on sale
    of property and equipment     (722)           1           (873)       (163)
  Interest income                    3           17             25          91
  Other income (expense), net      239            3            679          13
                               -------      -------        -------     -------
Total other expense, net        (3,061)      (2,259)        (8,794)     (8,042)
                               -------      -------        -------     -------
Income (loss) before
  income taxes                    (611)      (2,136)           858      (1,551)
Income tax provision               122          219            898         570
                               -------      -------        -------     -------
Net loss                     $    (733)   $  (2,355)     $     (40)  $  (2,121)
                               =======      =======        =======     =======

Basic net loss per share     $   (0.06)   $   (0.19)     $   (0.01)  $   (0.17)
                               =======      =======        =======     =======
Diluted net loss per share   $   (0.06)   $   (0.19)     $   (0.01)  $  ( 0.17)
                               =======      =======        =======     =======
Weighted average shares outstanding:
Basic                           12,265       12,712         12,361      12,637
                               =======      =======        =======     =======
Diluted                         12,265       12,712         12,361      12,637
                               =======      =======        =======     =======



See Accompanying Notes to Consolidated Financial Statements.

QUALITY DINING, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

                                                   August 6,     October 31,
                                                     2000            1999
ASSETS                                             -------        --------
Current assets:
  Cash and cash equivalents                     $      824      $    1,019
  Accounts receivable                                2,458           1,946
  Inventories                                        1,927           1,876
  Deferred income taxes                              2,686           2,630
  Other current assets                               2,210           1,787
                                                   -------         -------
Total current assets                                10,105           9,258
                                                   -------         -------

Property and equipment, net                        126,672         128,349
                                                   -------         -------
Other assets:
  Deferred income taxes                              7,314           7,370
  Trademarks, net                                   11,733          11,988
  Franchise fees and development costs, net          9,353           8,748
  Goodwill, net                                      7,638           8,053
  Notes receivable, less allowance                  10,294          10,294
  Liquor licenses, net                               2,611           2,686
  Other                                              2,365           2,291
                                                   -------         -------
Total other assets                                  51,308          51,430
                                                   -------         -------
Total assets                                    $  188,085      $  189,037
                                                   =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capitalized leases
    and long-term debt                          $    1,643      $    1,471
  Accounts payable                                   9,923           8,673
  Accrued liabilities                               19,212          17,076
                                                   -------         -------
Total current liabilities                           30,778          27,220

Long-term debt                                     104,592         107,384
Capitalized leases principally to related
  parties, less current portion                      5,072           5,431
                                                   -------         -------
Total liabilities                                  140,442         140,035
                                                   -------         -------
Stockholders' equity:
  Preferred stock, without par value:
    5,000,000 shares authorized; none issued
  Common stock, without par value: 50,000,000
    shares authorized; 12,869,603 and 12,773,849
    shares issued, respectively                         28              28
  Additional paid-in capital                       237,069         236,881
  Accumulated deficit                             (187,269)       (187,229)
  Unearned compensation	               			            (487)           (428)
                                                   -------         -------
                                                    49,341          49,252
  Less treasury stock, at cost, 624,500
    and 20,000 shares, respectively                  1,698             250
                                                   -------         -------
Total stockholders' equity                          47,643          49,002
                                                   -------         -------
Total liabilities and stockholders' equity      $  188,085      $  189,037
                                                   =======         =======

See Accompanying Notes to Consolidated Financial Statements.



QUALITY DINING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)


                                                         Forty Weeks Ended
                                                      August 6,    August 1,
                                                        2000         1999
                                                       -------      -------
Cash flows from operating activities:
  Net loss                                          $      (40)   $  (2,121)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization of
      property and equipment                             8,853        8,765
    Amortization of other assets                         1,442        1,778
    Impairment of assets and
       facility closing costs                                -        2,501
    Loss on sale of property and equipment                 873          163
    Amortization of unearned compensation                  129            -
    Changes in current assets and current liabilities:
      Net (increase) decrease in current assets           (986)          61
      Net increase (decrease) current liabilities        3,386       (3,340)
      Other                                                  -           16
                                                       -------      -------
Net cash provided by operating activities               13,657        7,823
                                                       -------      -------
Cash flows from investing activities:
  Purchase of note receivable                               -        (4,294)
  Proceeds from sales of property and equipment          1,094        2,704
  Purchase of property and equipment                    (9,143)      (4,496)
  Purchase of other assets                              (1,376)        (288)
                                                       -------      -------
Net cash used in investing activities                   (9,425)      (6,374)
                                                       -------      -------
Cash flows from financing activities:
  Borrowings of long-term debt                          38,677        5,800
  Repayment of long-term debt                          (41,297)     (10,100)
  Purchase of treasury stock                            (1,448)           -
  Loan financing fees                                        -         (150)
  Repayment of capitalized lease obligations              (359)        (283)
                                                       -------      -------
Net cash used by financing activities                   (4,427)      (4,733)
                                                       -------      -------

Net decrease in cash and cash equivalents                 (195)      (3,284)
Cash and cash equivalents, beginning of period           1,019        3,351
                                                       -------      -------
Cash and cash equivalents, end of period             $     824    $      67
                                                       =======      =======







See Accompanying Notes to Consolidated Financial Statements.





QUALITY DINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 6, 2000
(Unaudited)

Note 1:  Description of Business.

Nature of Business Quality Dining, Inc. (the "Company") operates four distinct restaurant concepts. It owns the Grady's American Grillr and two Italian
Dining concepts and operates Burger King (R) restaurants and Chili's Grill &
Bar (TM) ("Chili's"(R)) as a franchisee of Burger King Corporation and Brinker International, Inc. ("Brinker"), respectively. The Company operates its
Italian Dining restaurants under the tradenames of Papa Vino's (R) Italian Kitchen ("Papa Vino's" (R)) and Spageddies Italian Kitchen(R) ("Spageddies"(R)). As of August 6, 2000, the Company operated 143 restaurants, including 71 Burger King restaurants, 29 Chili's, 35 Grady's, three Spageddies and five Papa Vino's.


Note 2:  Basis of Presentation.

The accompanying consolidated financial statements include the accounts of Quality Dining, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the forty week period ended August 6, 2000 are not necessarily indicative of the results that may be expected for the 52-week year ending October 29, 2000.

These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended October 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


Note 3: Disposition of Bagel-Related Businesses

On October 20, 1997, the Company sold its bagel-related businesses to Mr. Nordahl L. Brue, Mr. Michael J. Dressell and an entity controlled by them and their affiliates. The Company's board of directors determined to sell the bagel-related businesses after a careful evaluation of the future prospects for the bagel business, the competitive environment that then existed in the bagel segment, and the historical performance of the Company's bagel-related
businesses.   The sale included the stock of Bruegger's Corporation and the stock of all of the other bagel-related businesses. The total proceeds from the sale were $45,164,000. The consideration included the issuance by Bruegger's Corporation of a junior subordinated note in the amount of $10,000,000 (the "Subordinated Note"), which was recorded as $6,000,000 due to a $4,000,000 reserve for legal indemnification, the transfer of 4,310,740 shares of the Company's common stock valued at $21,823,000, owned by Messrs. Brue and Dressell, which were retired, a receivable for purchase price adjustment of $500,000, and $16,841,000 in cash. The Subordinated Note has an

QUALITY DINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
August 6, 2000
(Unaudited)

annual interest rate of 12% and matures in October 2004. Interest is to be accrued and added to the principal amount of the Subordinated Note through October 2000 and is to be paid in cash for the remaining life of the Subordinated Note. The Subordinated Note is guaranteed by certain affiliates of Bruegger's Corporation (the "Affiliate Guarantors"). The Company has not recognized any interest income from this note. The cash component of the proceeds included an adjustment for the calculation of the net working capital deficit. The calculation used was subject to final adjustment and is being disputed by Messrs. Brue and Dressell. See Note 8 - Contingencies. Bruegger's Corporation previously advised the Company that the Affiliate Guarantors were in default of their senior secured loan and that the Affiliate Guarantors have now successfully restructured their senior secured loan. The Company is in discussions with Bruegger's Corporation and the Affiliate Guarantors to restructure the Subordinated Note and, in connection therewith, to settle the Company's existing disputes with Bruegger's Corporation.

Specifically, the Company and Bruegger's Corporation are discussing a resolution (the "Bruegger's Resolution") that may include, among other things, one or more of the following provisions: (a) the principal and accrued interest outstanding under the Subordinated Note would be reduced to $10 million; (b) the Company and Bruegger's Corporation each give up their claim against the other to receive a net working capital adjustment; (c) the Subordinated Note would be modified to, among other things, extend the period through which interest would be accrued and added to the principal amount of the Subordinated Note from October, 2000 through December, 2001. From December, 2001 through December, 2002, one-half of the interest would be accrued and added to the principal amount of the Subordinated Note and one-half of the interest would be paid in cash. Thereafter interest would be paid in cash through the maturity of the Subordinated Note in October 2004; (d) the Company and Bruegger's would each be responsible for 50% of the Franchise Damages with respect to the claims asserted by D & K Foods, Inc., et al and BFBC Ltd., et al (See Note 8-Contingencies). The Company would be entitled to 25% of any net recovery made by Bruegger's Corporation on its counter-claim against D & K foods, Inc., et al and Bruegger's Corporation would be entitled to 25% of any net recovery made by the Company on the BFBC, Ltd., Loan. (See Note 8-Contingencies); (e) Bruegger's Corporation and its affiliates would release their claim for breach of representations and warranties under the Share Exchange Agreement (See Note 8-Contingencies); and (f) the Company would give Bruegger's Corporation a credit of two dollars against the Subordinated Note for every one dollar that Bruegger's Corporation prepays against the Subordinated note prior to October, 2003 up to a maximum credit of $4 million.

The Company does not expect the Bruegger's Resolution, if consummated on terms substantially the same as those presently being discussed, to have a material adverse effect on the Company's financial position or results of operations, but there can be no assurance thereof. There also can be no assurance that the Bruegger's Resolution will be consummated and whether or not consummated there can be no assurance when, if ever, the Company might receive any principal or interest payments in respect of the Subordinated Note. The Company will continue to review the financial condition of the Affiliate Guarantors and Bruegger's Corporation based upon available information to assess the collectability of the Subordinated Note.



QUALITY DINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
August 6, 2000
(Unaudited)
Note 4:  Commitments.

As of August 6, 2000, the Company had commitments aggregating approximately $738,000 for restaurant construction and the purchase of new equipment.


Note 5:  Long-Term Debt.

On August 3, 1999 the Company completed the refinancing of its existing debt with a financing package totaling $125,066,000, consisting of a $76,000,000 revolving credit agreement and a $49,066,000 mortgage facility, as described below. The revolving credit agreement was executed with Chase Bank of Texas, as agent for a group of six banks, providing for borrowings of up to $76,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread. The Company had $18,700,000 available under its revolving credit agreement as of August 6, 2000. The revolving credit agreement is collateralized by the stock of certain subsidiaries of the Company, the Subordinated Note issued by Bruegger's Corporation, certain interests in the Company's franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's personal property not pledged in the mortgage financing. The revolving credit agreement will mature on October 31, 2002, at which time all amounts outstanding thereunder are due.

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


Note 6: Earnings Per Share

During the first forty weeks of fiscal 2000 the Company acquired 604,500 shares of common stock for $1,447,644. During the first forty weeks of fiscal 2000 the Company issued 104,360 shares of restricted stock and accelerated the vesting of 33,436 shares due to the price of the Company's stock achieving certain price targets. The Company has recorded $62,547 of expense relating to the accelerated vesting of the restricted stock during fiscal 2000.

The Company had outstanding at August 6, 2000 common shares totaling 12,245,103. The Company has also granted options to purchase common shares to its employees and outside directors. These options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computation as required by SFAS 128.

QUALITY DINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
August 6, 2000
(Unaudited)


                                     Twelve weeks ended     Forty weeks ended
                                    August 6,   August 1,  August 6,  August 1,
                                      2000       1999         2000        1999
                                    --------    --------   --------    -------
(In thousands, except per share amounts)

Basic net loss per share:
Net loss available to
  common shareholders (numerator)   $  (733)   $(2,355)    $   (40)    $(2,121)
Weighted average common shares       ======     ======      ======      ======
  outstanding (denominator)          12,265     12,712      12,361      12,637
                                     ======     ======      ======      ======
Basic net loss per share            $ (0.06)   $ (0.19)    $ (0.01)    $ (0.17)
                                     ======     ======      ======      ======

					                               Twelve weeks ended   Forty weeks ended
                                   August 6,  August 1,   August 6,  August 1,
                                     2000       1999        2000       1999
                                   --------   --------    --------   --------
(In thousands, except per share amounts)

Diluted net loss per share:
Net loss available to
 common shareholders (numerator)   $  (733)   $(2,355)     $  (40)   $(2,121)
Weighted average common shares      ======     ======       ======    ======
  outstanding                       12,265     12,712       12,361    12,637
Effect of dilutive securities:
  Options on common stock                -          -            -         -
Total common shares and dilutive    ------     ------       ------    ------
  securities(denominator)           12,265     12,712       12,361    12,637
                                    ======     ======       ======    ======

Diluted net loss per share         $ (0.06)   $ (0.19)     $ (0.01)  $ (0.17)
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






QUALITY DINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
August 6, 2000
(Unaudited)


                              Full          Quick
(Dollars in thousands)       Service       Service     Other        Total
                             -------       -------     -----       --------
Third quarter fiscal 2000
-------------------------
Revenues                   $  33,365     $  20,221   $     -      $  53,586
Income from restaurant
  Operations                   3,556         3,416         30         7,002

Operating income               1,430         1,422       (402)    $   2,450
Interest expense                                                     (2,581)
Other income (expense), net                                            (480)
                                                                     ------
Income (loss) before income
  Taxes                                                           $    (611)
                                                                     ======
Depreciation and
  amortization                 2,027           727        381        $3,135


                              Full          Quick
(Dollars in thousands)       Service       Service     Other          Total
                             -------       -------     -----          -----
Third quarter fiscal 1999
-------------------------
Revenues                   $  32,866     $  20,599    $    -      $  53,465
Income from restaurant
  Operations                   2,926         3,485         29         6,440

Operating income              (1,025)        1,758       (610)    $     123
Interest expense                                                     (2,280)
Other income (expense), net                                              21
Income (Loss) before income                                        --------
  Taxes                                                           $  (2,136)
                                                                   ========
Depreciation and
  amortization                 1,986           717        426       $3,129


First forty weeks of fiscal 2000
---------------------------------

Revenues                   $ 112,674     $  63,269   $      -     $ 175,943
Income from restaurant
  Operations                  12,926        10,857        101        23,884

Operating income               6,340         4,674     (1,362)    $   9,652
Interest expense                                                     (8,625)
Other income (expense), net                                            (169)
Income before income                                                 ------
  Taxes                                                           $     858
                                                                     ======
Depreciation and
  amortization                 6,725         2,358      1,212       $10,295



QUALITY DINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
August 6, 2000
(Unaudited)

First forty weeks of fiscal 1999
--------------------------------

Revenues                   $ 113,240     $  61,993    $     -     $ 175,233
Income from restaurant
  Operations                  11,430        10,237        102        21,769

Operating income               3,279         4,947     (1,735)    $   6,491
Interest expense                                                     (7,983)
Other income                                                            (59)
Income before income                                                -------
  Taxes                                                           $  (1,551)
                                                                    =======
Depreciation and
  amortization                 6,586         2,351      1,606       $10,543


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

On April 22, 1998, the Court granted the defendants' Motion to Transfer this matter to the United States District Court for the Northern District of Indiana. The complaint alleged that the plaintiffs purchased their franchises based upon financial representations that did not materialize, that they purchased preferred stock in Bruegger's Corporation based upon false representations, that the defendants falsely represented their intentions with respect to repurchasing bakeries from the plaintiffs, and that the defendants violated implied covenants of good faith and fair dealing. On July 28, 1999, the court dismissed all counts against all of the individual defendants, dismissed the count alleging violations of implied covenants of good faith and
fair dealing and dismissed all fraud claims against the Company.   On February
22, 2000, the Court granted the defendants' motions for summary judgment on all remaining counts of the plaintiffs' complaint. On July 27, 2000, the court dismissed this action in its entirety and the plaintiffs have agreed not to pursue any appeal.

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


QUALITY DINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
August 6, 2000
(Unaudited)



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

The Company elected to satisfy its obligations under the Guaranty by purchasing the Loan from Texas Commerce. On November 24, 1998, the Company bought the Loan for $4,294,000. Thereafter, the Company sold the Loan to its Texas affiliate Grady's American Grill, L.P. ("Grady's"). On November 30, 1998 Grady's commenced an action seeking to recover the amount of the Loan from one of the Principal Guarantors, Michael K. Reilly ("Reilly"). As part of this action Grady's also seeks to enforce a Subordination Agreement that was one of the Loan Documents against MKR Investments, L.P., a partnership ("MKR"). Reilly is the general partner of MKR. This action is pending in the United States District Court for the Southern District of Texas Houston Division as Case No. H-98-4015. Reilly has denied liability and filed a counterclaim against Grady's alleging that Grady's engaged in unfair trade practices, violated Florida's "Rico" statute, engaged in a civil conspiracy and violated state and federal securities laws in connection with the Principal Guaranty (the "Counterclaims"). Reilly also filed a third party complaint against Quality Dining, Inc., Grady's American Grill Restaurant Corporation, David M. Findlay, Daniel B. Fitzpatrick, Bruegger's Corporation, Bruegger's Franchise Corporation, Champlain Management Services, Inc., Nordahl L. Brue, Michael J. Dressell and Ed Davis ("Third Party Defendants") alleging that Reilly invested in BFBC based upon false representations, that the Third Party Defendants violated state franchise statutes, committed unfair trade practices, violated covenants of good faith and fair dealing, violated the state "Rico" statute and violated state and federal securities laws in connection with the Principal Guaranty. In addition, BFBC and certain of its affiliates, including the Principal Guarantors ("Intervenors") have intervened and asserted claims against Grady's and the Third Party Defendants that are similar to those asserted in the counter claims and the third party complaint. In addition, the Company and Bruegger's Corporation are currently disputing the nature and extent of their indemnity obligations, if any, to the other with respect to this litigation (which dispute would be resolved if the Bruegger's Resolution



QUALITY DINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
August 6, 2000
(Unaudited)


is consummated. See Note 3 - Disposition of Bagel-Related Businesses). Based upon the currently available information, the Company does not believe that these matters will have a materially adverse effect on the Company's financial position or results of operations. However, there can be no assurance that the Company will be able to realize sufficient value from Reilly to satisfy the amount of the Loan or that the Company will not incur any liability as a result of the Counterclaims or third party complaints filed by Reilly and the Intervenors.

In each of the above cases, one or more present or former officers and directors of the Company were named as party defendants and the Company has and/or is advancing defense costs on their behalf. Pursuant to the Share Exchange Agreement by and among Quality Dining, Inc., Bruegger's Corporation, Nordahl L. Brue and Michael J. Dressell, ("Share Exchange Agreement") the Agreement and Plan of Merger by and among Quality Dining, Inc., Bagel Disposition Corporation and Lethe, LLC, and certain other related agreements entered into as part of the disposition of the Company's bagel-related businesses, the Company is responsible for 50% of the first $14 million of franchise related litigation expenses, inclusive of attorney's fees, costs, expenses, settlements and judgments (collectively "Franchise Damages"). Bruegger's Corporation and certain of its affiliates are obligated to indemnify the Company from all other Franchise Damages. The Company is obligated to pay the first $3 million of its share of Franchise Damages in cash. As of August 6, 2000, the Company has satisfied this obligation. The remaining $4 million of the Company's share of Franchise Damages is payable by crediting amounts owed to the Company pursuant to the $10 million junior subordinated note issued to the Company by Bruegger's Corporation. However, the Company and Bruegger's Corporation are currently disputing the nature and extent of their indemnity obligations under the Share Exchange Agreement. If the Bruegger's Resolution is consummated, the remaining $4 million of the Company's share of Franchise Damages would be payable in cash. Through August 6, 2000 the outstanding balance due under the Subordinated Note has been reduced by $600,000 in respect of Franchise Damages. Based upon the currently available information, the Company does not believe that these cases individually or in the aggregate will have a material adverse effect on the Company's financial position and results of operations but there can be no assurance thereof. Such assessment is based in part upon an assumption that Bruegger's Corporation has and will continue to have the ability to perform its indemnity obligations. However, for the reasons described in Note 3 - Disposition of Bagel-Related Businesses, there can be no assurance that Bruegger's Corporation has now or in the future will have the ability to perform its indemnity obligations.

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



QUALITY DINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
August 6, 2000
(Unaudited)

Additionally, on or about September 13, 1999, Messrs. Brue and Dressell asserted a claim for breach of representations and warranties under the Share Exchange Agreement. If the Bruegger's Resolution is consummated, all of the claims described in this paragraph would be settled as a part thereof. Whether or not the Bruegger's Resolution is consummated, the Company does not expect the ultimate resolution of these disputes to have a material adverse effect on the Company's financial position or results of operations but there can be no assurance thereof.

On April 19, 2000, NBO, LLC ("NBO") filed a Verified Complaint for Injunctive and Declaratory Relief in the United States District Court for the Northern District of Indiana, South Bend Division, naming as defendants the Company, Daniel B. Fitzpatrick, certain other directors of the Company, certain unidentified associates and affiliates of Daniel B. Fitzpatrick and certain other unidentified members of management. The Complaint alleged among other things, that the director defendants' decision to authorize Daniel B. Fitzpatrick and/or his associates and affiliates and/or other members of management to acquire up to 1,000,000 additional shares of the Company's common stock without triggering the Company's Shareholder Rights Agreement would give management effective control of the Company without the payment of a control premium and would thwart NBO's tender offer. The Complaint alleged that this decision was not made in good faith after a reasonable investigation of the consequences, and was in breach of the director defendants' fiduciary duties. On May 26, 2000 the Court dismissed these allegations for failure to state a claim. The Complaint also alleged violations of the federal securities laws and seeks injunctive and declaratory relief. On June 8, 2000, the Company renewed its Motion to Dismiss the remaining allegations of NBO's complaint on grounds that these allegations are moot. On June 9,2000 NBO voluntarily withdrew its request for a preliminary injunction and on September 12, 2000 NBO voluntarily dismissed its complaint, without prejudice.

The Company has reached an agreement in principle with NBO, L.L.C. for the purchase by the Company and Daniel B. Fitzpatrick, the Company's President and Chief Executive Officer, of all of NBO's shares of common stock of the Company. NBO has agreed to deliver 800,000 shares of Company common stock and $9.8 million in cash to the Company in exchange for 18 Burger King stores currently owned and operated by Quality Dining in the Detroit, Michigan area. In addition, the Company has agreed in principle to grant NBO the right to sell an additional 100,000 shares of Company common stock to the Company, at a price of $6.00 per share, for a limited period of time beginning 18 months following the closing of the initial transaction. As part of these transactions, Mr. Fitzpatrick has agreed in principle to transfer the real estate underlying three of the Detroit Burger King stores to NBO in exchange for 300,000 shares of Company common stock. There can be no assurance that the agreement in principle will be consummated, and if not consummated, there can be no assurance that NBO, LLC will not again commence litigation.

The Company is involved in various other legal proceedings incidental to the conduct of its business, including employment discrimination claims. Based upon currently available information, the Company does not expect that any such proceedings will have a material adverse effect on the Company's financial position or results of operations but there can be no assurance thereof.


QUALITY DINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
August 6, 2000
(Unaudited)
Note 9: Franchisee Commitment

On January 27, 2000 the Company executed a "Franchisee Commitment" in which it agreed to undertake certain "Transformational Initiatives" including capital improvements and other routine maintenance in its Burger King restaurants. The capital improvements include the installation of signage bearing the new Burger King logo and the installation of a new drive-through ordering system. The Company is required to complete these capital improvements by December 31, 2001. In addition, the Company agreed to perform, as necessary, certain routine maintenance such as exterior painting, sealing and striping of parking lots and upgraded landscaping. The Company is required to complete this maintenance by September 30, 2000. In consideration for executing the Franchisee Commitment, the Company received "Transformational Payments" totaling approximately $3.9 million during fiscal 2000. The portion of the Transformational Payments that corresponds to the amount required for the capital improvements will be recognized as income over the useful life of the capital improvements. The portion of the Transformational Payments that corresponds to the required routine maintenance will be recognized as income over the period during which maintenance is performed. The remaining balance of the Transformational Payments will be recognized as income ratably over the term of the Franchisee Commitment.

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

Burger King Corporation offered a voluntary program to incent franchisees to renew their franchise agreements prior to the scheduled expiration date ("Early Renewal Program"). Franchisees that elected to participate in the Early Renewal Program will be required to make capital investments in their restaurants by, among other things, bringing them up to Burger King Corporation's current image, and to extend occupancy leases. Franchise agreements entered into under the Early Renewal Program will have special provisions regarding the royalty payable during the term, including a reduction in the royalty to 2.75% over five years beginning April, 2002 and concluding in April, 2007. The Company included 36 restaurants in the Early Renewal Program.







QUALITY DINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
August 6, 2000
(Unaudited)

The Company paid franchise fees of $877,000 in the third quarter of fiscal 2000 to extend the franchise agreements of the selected restaurants for sixteen to twenty years. The Company expects to invest approximately $7,000,000 to $8,000,000 to remodel the selected restaurants to bring them up to Burger King Corporation's current image. The remodeling is required to be completed by December 31, 2001.


Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company has a 52/53-week fiscal year ending on the last Sunday in October of each year. The current fiscal year is 52 weeks long and ends October 29, 2000. The first quarter of the Company's fiscal year consists of 16 weeks with all subsequent quarters being 12 weeks in duration.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages which certain items of revenue and expense bear to total revenues.

                                    Twelve Weeks Ended       Forty Weeks Ended
                                 August 6,  August 1,     August 6,  August 1,
                                    2000       1999          2000      1999
                                 --------   --------      --------   --------

Total revenues                      100.0%     100.0%        100.0%     100.0%

Operating expenses:
  Restaurant operating expenses
    Food and beverage                28.2       29.1          28.3       29.4
    Payroll and benefits             29.3       29.2          29.3       29.0
    Depreciation and amortization     4.9        4.8           4.9        4.9
    Other operating expenses         24.6       24.9          23.9       24.3
    Total restaurant operating       ----       ----          ----       ----
      expenses                       87.0       88.0          86.4       87.6

Income from operations               13.0       12.0          13.6       12.4

  General and administrative          8.1        6.7           7.7        6.8
  Amortization of intangibles         0.4        0.5           0.4        0.5
  Impairment of assets and
   facility closing costs               -        4.7             -        1.4
                                     ----       ----          ----       ----
Operating income                      4.5        0.1           5.5        3.7
                                     ----       ----          ----       ----
Other income (expense):
  Interest expense                   (4.8)      (4.2)         (4.9)      (4.6)
  Interest income                       -          -            -          .1
  Other income (expense), net        (0.9)         -           (.2)       (.1)
                                     ----       ----          ----       ----
    Total other expense, net         (5.7)      (4.2)         (5.1)      (4.6)
                                     ----       ----          ----       ----

Income (loss) before income taxes    (1.2)       4.1           0.4       (0.9)
Income tax provision                  0.2        0.4           0.5        0.3
                                     ----       ----          ----       ----
Net income (loss)                    (1.4)%     (4.5)%        (0.1)%     (1.2)%
                                     ====       ====          ====       ====











Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Restaurant sales for the Company were $53,586,000 for the third quarter of fiscal 2000 versus $53,465,000 for the comparable period in fiscal 1999, a decrease of $121,000. Restaurant sales for the first forty weeks of fiscal 2000 were $175,943,000 versus $175,233,000 for the comparable period in fiscal 1999, an increase of $710,000.

The Company's Burger King restaurant sales decreased $378,000 to $20,221,000 in the third quarter of fiscal 2000 when compared to restaurant sales of $20,599,000 in the same period of fiscal 1999. The Company closed two restaurants with expired leases: one in the fourth quarter of fiscal 1999 and one in the first quarter of fiscal 2000, which contributed $162,000 to fiscal 1999 third quarter sales. The Company's Burger King restaurants had average weekly sales of $24,073 in the third quarter of fiscal 2000 versus $24,324 in the same period in fiscal 1999. The Company had increased revenue of $520,000 due to additional sales weeks from two new restaurants opened during fiscal 2000 and one restaurant opened in fiscal 1999 which was open for its first full year in fiscal 2000. Sales increased $1,336,000 to $63,269,000 for the first forty weeks of fiscal 2000 compared to $61,933,000 for the comparable period in fiscal 1999. The Company had increased revenue of $1,811,000 due to additional sales weeks from two new restaurants opened during fiscal 2000 and one restaurant opened in fiscal 1999 which was open for its first full year in fiscal 2000. The two closed restaurants contributed $488,000 in sales to the first forty weeks of fiscal 1999. Average weekly sales were $22,468 in the first forty weeks of fiscal 2000 versus $22,086 in the same period in fiscal 1999.

Sales in the Company's Grady's American Grill restaurant division were $15,363,000 in the third quarter of fiscal 2000 compared to sales of $16,167,000 in the same period in fiscal 1999, a decrease of $804,000. Two units were disposed in fiscal 1999 and one was disposed in the third quarter of fiscal 2000. The three disposed units contributed approximately $673,000 to the sales decrease. The Company's Grady's American Grill restaurants had average weekly sales of $35,811 in the third quarter of fiscal 2000 versus $35,688 in the same period in fiscal 1999. Sales for the first forty weeks of fiscal 2000 decreased $4,668,000 to $53,977,000 compared to $58,645,000 for the same period in fiscal 1999. The absence of the restaurants which were sold contributed approximately $2,648,000 to the sales decrease. Average weekly sales were $37,484 in the first forty weeks of fiscal 2000 versus $38,608 in the same period in fiscal 1999.

The Company's Chili's Grill & Bar restaurant sales increased $1,108,000 to $14,134,000 in the third quarter of fiscal 2000 compared to $13,026,000 in the same period in fiscal 1999. The Company opened one Chili's restaurant during the second quarter of fiscal 2000 which contributed $659,000 of the sales increase. The average weekly sales increased to $40,614 in the third quarter of fiscal 2000 versus $38,767 in the same period of fiscal 1999. Sales for the first forty weeks of fiscal 2000 increased $3,312,000 to $45,905,000 compared to $42,593,000 for the same period in fiscal 1999. The one new Chili's restaurant contributed $1,168,000 of the sales increase. The average weekly sales were $40,268 in the first forty weeks of fiscal 2000 versus $38,029 in the same period in fiscal 1999.

The Company's Italian Dining Division restaurant sales increased $195,000 to $3,868,000 in the third quarter of fiscal 2000 compared to $3,673,000 in the same period in fiscal 1999. The average weekly sales were $40,292 in the third quarter of fiscal 2000 versus $38,270 in the same period of fiscal 1999. Sales for the first forty weeks of fiscal 2000 increased $790,000 to $12,792,000 compared to $12,002,000 for the same period in fiscal 1999. The average weekly sales were $39,976 in the first forty weeks of fiscal 2000 versus $37,506 in the same period in fiscal 1999.





Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



Total restaurant operating expenses, as a percentage of restaurant sales, decreased to 87.0% for the third quarter of fiscal 2000 versus 88.0% in the third quarter of fiscal 1999 and were 86.4% in the first forty weeks of fiscal 2000 versus 87.6% in the same period of fiscal 1999. The following factors influenced the operating margins.

Food and beverage costs improved to 28.2% of total revenues in the third quarter of fiscal 2000 compared to 29.1% of total revenues in the same period in fiscal 1999 and were 28.3% in the first forty weeks of fiscal 2000 compared to 29.4% in the same period of fiscal 1999. Food and beverage costs improved as a percentage of total revenues in both the Company's Full Service segment and Quick Service segment during the third quarter and the first forty weeks of fiscal 2000 compared to the same periods in fiscal 1999. The improvement in food and beverage costs was mainly due to increased store level efficiencies and favorable commodity prices.

Payroll and benefits were 29.3% of total revenues in the third quarter of fiscal 2000 compared to 29.2% of total revenues in the same period of fiscal 1999. Payroll and benefits were 29.3% of total revenues in the first forty weeks of fiscal 1999 compared to 29.0% in the same period of fiscal 1999. The Company has increased hourly wages at each of its restaurant concepts due to the high level of competition to attract qualified employees.

Depreciation and amortization, as a percentage of total revenues, remained relatively consistent at 4.9% for the third quarter of fiscal 2000 compared to 4.8% in the same period in fiscal 1999 and at 4.9% in the first forty weeks of fiscal 2000 and the same period of fiscal 1999.

Other restaurant operating expenses include rent and utilities, royalties, promotional expense, repairs and maintenance, property taxes and insurance. Other restaurant operating expenses as a percentage of total revenues improved in the third quarter of fiscal 2000 to 24.6% compared to 24.9% in the same period of fiscal 1999 and improved to 23.9% in the first forty weeks of fiscal 2000 compared to 24.3% in the same period of fiscal 1999. The improvement for the third quarter and the first forty weeks was primarily due to the improved sales performance in the Company's Italian Dining and Chili's restaurants and a decrease in promotional expenses relating to the Company's Grady's restaurants.

Income from restaurant operations increased $562,000 to $7,002,000, or 13.0% of revenues, in the third quarter of fiscal 2000 compared to $6,440,0000, or 12.0% of revenues, in the comparable period of fiscal 1999. Income from restaurant operations in the Company's Quick Service segment decreased $69,000 while income from the Company's Full Service segment increased $630,000. The decrease in the Quick Service segment was mainly due to decreased sales. The increase in the Full Service segment was mainly due to increased sales and lower food and beverage costs. Income from restaurant operations increased $2,115,000 to $23,884,000, or 13.6% of revenues, in the first forty weeks of fiscal 2000 compared to $21,769,0000, or 12.4% of revenues, in the comparable period of fiscal 1999. Income from restaurant operations in the Company's Quick Service segment accounted for $620,000 of the increase while the Company's Full Service segment contributed $1,496,000. The increases were mainly due to increased sales and lower food and beverage costs.





Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


General and administrative expenses were $4,351,000 in the third quarter of fiscal 2000 compared to $3,565,000 in the third quarter of fiscal 1999 and $13,544,000 in the first forty weeks of fiscal 2000 compared to $11,953,000 in the same period of fiscal 1999. As a percentage of total restaurant sales, general and administrative expenses were 8.1% in the third quarter of fiscal 2000 versus 6.7% in the third quarter of fiscal 1999 and increased to 7.7% in the first forty weeks of fiscal 2000 compared to 6.8% in the same period of fiscal 1999. The increase in general and administrative expenses is primarily attributable to the unanticipated expenses related NBO, LLC's proxy contest and tender offer. During the third quarter the Company incurred expenses totaling approximately $842,000 related to this event and for the first forty weeks of fiscal 2000 the Company incurred expenses totaling approximately $1,447,000.

Amortization of intangibles, as a percentage of total revenues, remained relatively consistent at 0.4% for the third quarter of fiscal 2000 compared to 0.5% in the same period in fiscal 1999 and at 0.4% in the first forty weeks of fiscal 2000 compared to 0.5% the same period of fiscal 1999.

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

Total other expenses, as a percentage of revenues, increased to 5.7% for the third quarter of fiscal 2000 from 4.2% during the comparable period in fiscal 1999 and increased to 5.1% in the first forty weeks of fiscal 2000 compared to 4.6% for the same period of fiscal 1999. Increased interest expense and a loss on the sale of property and equipment was partially offset by an increase in other income relating to the Transformational Payments from Burger King Corporation. See Note 9 Franchisee Commitment.

The provision for income taxes includes federal and state income taxes using the Company's estimated effective income tax rate for the respective fiscal year. The Company had a tax expense of $122,000 in the third quarter of fiscal 2000 compared to expense of $219,000 for the same period of fiscal 1999 and tax expense of $898,000 in the first forty weeks of fiscal 2000 compared to tax expense of $570,000 in the same period of fiscal 1999. The increased tax expense for the first forty weeks of fiscal 2000 was mainly due to the Company's increased income before income taxes.

For the third quarter of fiscal 2000, the Company reported net loss of $733,000 compared to net loss of $2,355,000 for the same period of fiscal 1999 and net loss of $40,000 in the first forty weeks of fiscal 2000 compared to a net loss of $2,121,000 in the same period of fiscal 1999.





Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $824,000 at August 6, 2000, a decrease of $195,000 from the $1,019,000 at October 31, 2000. Principal uses of funds consisted of: (i) expenditures for property and equipment ($9,143,000) (ii) net repayment of long-term debt ($2,620,000) (iii) purchase of 562,500 shares of the Company's stock ($1,448,000) and the payment of franchise fees ($1,098,000). Principal sources of funds consisted of those provided by operations ($13,657,000).

The Company's primary cash requirements in fiscal 2000 will be capital expenditures in connection with the opening of new restaurants, remodeling of existing restaurants, maintenance expenditures, purchases of the Company's stock, payment of franchise fees related to the Early Renewal Program and the reduction of debt under the Company's debt agreements. The Company's capital expenditures for fiscal 2000 are expected to range from $10,000,000 to $13,000,000. The Company expects to incur the majority of the Burger King Early Renewal Program expenses in fiscal 2001 - See Note 10. As of August 6, 2000 the Company has opened two Burger King restaurants and one Chili's restaurant in fiscal 2000. The Company expects to open one to two more full service restaurants before the end of fiscal 2000. The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new restaurants opened, whether the Company owns or leases new units and the actual expense related to remodeling and maintenance of existing units and the requirements and timing of the Burger King Early Successor Program.

On August 3, 1999 the Company completed the refinancing of its existing debt with a financing package totaling $125,066,000, consisting of a $76,000,000 revolving credit agreement and a $49,066,000 mortgage facility, as described below. The revolving credit agreement was executed with Chase Bank of Texas, as agent for a group of six banks, providing for borrowings of up to $76,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread. The Company had $18,700,000 available under its revolving credit agreement as of August 6, 2000. The revolving credit agreement is collateralized by the stock of certain subsidiaries of the Company, the junior subordinated note issued by Bruegger's Corporation, certain interests in the Company's franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's personal property not pledged in the mortgage financing. The revolving credit agreement will mature on October 31, 2002, at which time all amounts outstanding thereunder are due.

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

					         	     Quality Dining, Inc.
					                 (Registrant)

                                              ______________________
Date:  September 18, 2000	       	            By: /s/Jeanne M. Yoder
                                              Vice President & Controller
                                              (Principal accounting officer)







INDEX TO EXHIBITS


Exhibit
No.               Description
----              -------------
10-AV             Severance Agreement and General Release between the Company and David M. Findlay dated September 1, 2000.




















































Exhibit 10-AV

RESIGNATION AGREEMENT

	This Resignation Agreement ("Agreement") is entered into this 1st day of September, 2000 between David M. Findlay ("Employee") and Quality Dining, Inc. and all of its subsidiaries, parent, affiliates, directors, officers, employee and agents (collectively "Employer").

WHEREAS, Employee is currently employed by Employer;

WHEREAS, Employee has voluntarily resigned his employment as of the Resignation Date (as defined below); and

WHEREAS, Employee and Employer desire to provide for an orderly transition of Employee's responsibilities.

THEREFORE, Employee and Employer acknowledge and voluntarily agree as follows:

1. Employee's resignation of employment with Employer will be effective at the time of Employer's normal close of business on September 1, 2000 (the "Resignation Date").

2. Employee acknowledges that the Employer does not have severance benefits or a severance program, plan or policy for employees separated from employment. Employee agrees that he is not entitled to and shall not receive any compensation for any sick days, vacation days, personal days, bonus or otherwise, except in consideration of Employee's senior position with the Employer and his commitment to provide the consulting services set forth in Paragraph 3 below. Employer will continue to provide coverage to Employee under its existing group health, vision and dental plans on the same terms as existed on the Resignation Date through and including November 6, 2000.

3. Employee agrees to provide consulting services in an advisory capacity to Employer in all areas which he had responsibility while he was employed by Employer. Employee will perform his work for Employer (i) by telephone on an as needed basis; and (ii) at Employers premises no more than 1/2 day per month.

The term of the consulting services shall commence on the Resignation Date and shall expire on June 30, 2001.

Employer shall pay Employee $10,000 for such consulting services, payable at the rate of $1,000 per month, in arrears, commencing on October 1, 2000.

Employee shall hold Employer harmless from any liability on the part of Employer for Employer's failure to pay any taxes with respect Employee's relationship to Employer.

Employee acknowledges that in order to perform the services called for in this Paragraph 3, it will be necessary for Employer to disclose to Employee certain confidential information of Employer. Employee shall treat such information with the same degree of care and confidentiality as he was required to do during the term of his employment by Employer.

The parties are and shall be independent contractors to one another, and nothing herein shall be deemed to cause this Agreement to create an agency, partnership, or joint venture between the parties. Nothing in this Agreement shall be interpreted or construed as creating or establishing the relationship of employer and employee between Employer and Employee. As an independent contractor, Employee shall pay and report all federal and state income tax withholding, social security taxes, and unemployment insurance applicable to Employee. Employee shall not be entitled to participate in health or disability insurance, retirement benefits, or other welfare or pension benefits (if any) to which employees of Employer may be entitled except as provided in paragraph 2 above.

4. Employee understands that he may revoke this Agreement for a period of seven (7) days following the date of its execution. Any revocation within this period should be submitted in writing and state, "I hereby revoke my agreement to the Agreement." The revocation must be personally delivered, or mailed and postmarked, within seven (7) days of execution of this Agreement. This Agreement shall not become effective or enforceable until the revocation period has expired.

5. Employee agrees not to disparage Employer or its subsidiaries, affiliates, officers, directors, shareholders, employees, agents or services to any third party, either orally or in writing.

6. In consideration of the mutual agreements and covenants set forth herein, the receipt and sufficiency of which Employee hereby acknowledges, Employee and his heirs, executors, administrators and assigns hereby voluntarily, completely, unconditionally and irrevocably discharges and releases Employer, its subsidiaries, parent, affiliates, officers, directors, employees, agents, predecessors, employee benefit plans and their fiduciaries, and other representatives of Employer, and their successors and assigns (the "Released Parties"), from any and all claims, demands, causes of action, suits, charges, violation and/or liability whatsoever, known or unknown (including attorneys' fees, interest, expenses and costs actually incurred) involving any matter arising out of or in any way related, directly or indirectly, to Employee's employment with Employer or the termination thereof. The parties agree and acknowledge that the claims and actions released herein include, but are not limited to, any claim or action based upon any common law tort action, wrongful discharge, breach of contract and/or employment discrimination on the basis of race, color, sex, religion, national origin, age, disability, or any other basis under Title VII of the Civil Rights Act, Americans With Disabilities Act, Age Discrimination in Employment Act, the Older Workers Benefits Protection Act, the Worker Adjustment Retraining and Notification Act, the Employee Retirement Income Security Act, the Fair Labor Standards Act, and Family and Medical Leave Act, all as amended, or their state or local counterparts, or any claim or action under any other federal, state, or local law, rule, or regulation. Nothing contained herein is intended or shall be construed to alter, limit or in any way impair any of the Employer's existing obligations to indemnify Employee arising out of or related to Employee's former positions as an officer and director of the Employer, including the Employer's obligations under its charter documents and any insurance available from time to time.

7. Employee covenants and agrees that for a period of four (4) years from and after the Resignation Date, Employee will not, directly or indirectly (a) induce or influence or attempt to induce or influence, any person who is an employee of the Employer (or who had been an employee of the Employer at any time during the preceding 12 months) to terminate their employment with the Employer or to accept employment with another Company, nor (b) aid, assist or abet any other person, firm or corporation in any of the activities prohibited in the immediately preceding clause (a).

8. On or before the Resignation Date, Employee agrees to return to Employer all of Employer's property in Employee's possession or control, including, but not limited to, Employer documents, materials, computer disks and other records.

9. Employee warrants and agrees not to disclose any confidential or proprietary information concerning Employer which was acquired during the course of Employee's employment to any person, firm, corporation, association or other entity.



10. Employee understands that this Agreement does not waive or release any rights or claims that Employee may have under the Age Discrimination in Employment Act of 1967 which arise and occur after the date Employee executes this Agreement.

11. The parties agree and understand that if this Agreement is ever found to be invalid or unenforceable (in whole or in part) as to any particular type of claim or charge or as to any particular circumstances, it shall remain fully valid and enforceable as to all other claims, charges and circumstances. As to any actions, claims, or charges that would not be released because of the revocation, invalidity, or unenforceability of this Agreement, Employee agrees to return the severance payment described above, with legal interest, as a prerequisite to asserting or bringing any such claims, charges or actions.

12. Employee agrees that nothing in this Agreement is or shall be construed as an admission by Employer of any breach of any agreement or law or any intentional or unintentional wrongdoing of any nature. Employee agrees and acknowledges that Employee has not relied upon any representations of Employer except as set forth in this Agreement.

13. The parties agree that this Agreement shall be governed by and enforced in accordance with the laws of the State of Indiana and all disputes regarding this Agreement shall be brought in the State of Indiana.

14. By signing this Agreement, Employee  further acknowledges and agrees:

THAT  EMPLOYEE HAS READ IT;

THAT THIS AGREEMENT IS BEING ENTERED INTO FREELY AND VOLUNTARILY;

THAT EMPLOYEE UNDERSTANDS THE AGREEMENT AND KNOWS THAT HE IS GIVING UP RIGHTS INCLUDING BUT NOT LIMITED TO, RIGHTS UNDER THE AGE DISCRIMINATION IN EMPLOYMENT ACT OF 1967, AS AMENDED, TITLE VII OF THE CIVIL RIGHTS ACT OF 1964, AS AMENDED, THE EQUAL PAY ACT OF 1963, AND THE AMERICANS WITH DISABILITIES ACT OF 1990;

THAT EMPLOYEE CONSENTS TO EVERYTHING IN IT;

THAT EMPLOYEE HAS BEEN ADVISED AND HAS BEEN GIVEN THE OPPORTUNITY TO CONSULT WITH AN ATTORNEY BEFORE EXECUTING IT;

THAT EMPLOYEE HAS BEEN GIVEN WHAT EMPLOYEE CONSIDERS TO BE A SUFFICIENT PERIOD OF TIME TO REVIEW AND CONSIDER THIS AGREEMENT BEFORE SIGNING IT; AND EMPLOYEE UNDERSTANDS THAT FOR A PERIOD OF SEVEN (7) DAYS AFTER SIGNING IT, EMPLOYEE MAY REVOKE EMPLOYEE'S ACCEPTANCE OF IT. IF EMPLOYEE REVOKES THIS AGREEMENT WITHIN THE SEVEN (7) DAY PERIOD, IT SHALL NOT BE EFFECTIVE OR ENFORCEABLE.

THAT THE PROVISIONS OF THIS AGREEMENT MAY NOT BE AMENDED, WAIVED, CHANGED OR MODIFIED EXCEPT BY AN INSTRUMENT IN WRITING SIGNED BY AN AUTHORIZED REPRESENTATIVE OF BOTH EMPLOYEE AND EMPLOYER.


IN WITNESS WHEREOF, the parties have executed this Agreement on the date first above written.


Employee:					                     Employer:
					                              Quality Dining, Inc.


/s/ David M. Findlay		            By:/s/ John C/ Firth
    ----------------                     ----------------
    David M. Findlay			                  John C. Firth
                                         Executive Vice President
                                         and General Counsel