Form 10-K
period 2000-10-29
QUALITY DINING INC
filed 2001-01-26
CIK 917126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
         (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended        OCTOBER 29, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Yes [x]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                  $22,396,847

Aggregate market value of the voting stock held by nonaffiliates of the Registrant based on the last sale price for such stock at November 27, 2000 (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are "affiliates").

                                   11,974,594

              Number of shares of Common Stock, without par value,
                        outstanding at January 17, 2001


                       DOCUMENT INCORPORATED BY REFERENCE

Portions of the following document have been incorporated by reference into this Annual Report on Form 10-K
IDENTITY OF DOCUMENT                              PART OF FORM 10-K INTO WHICH
                                                  DOCUMENT IS INCORPORATED

Definitive Proxy Statement for the Annual
Meeting of Shareholders to be held March 6, 2001.  PART III

                              QUALITY DINING, INC.
                               Mishawaka, Indiana
               Annual Report to Securities and Exchange Commission
                                October 29, 2000

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Quality Dining, Inc. (the "Company") operates four distinct restaurant concepts. It owns the Grady's American Grill(R) and two Italian Dining concepts and operates Burger King(R) restaurants and Chili's Grill & Bar(TM) ("Chili's"(R)) as a franchisee of Burger King Corporation and Brinker International, Inc. ("Brinker"), respectively. The Company operates its Italian Dining restaurants under the tradenames of Spageddies Italian Kitchen(R) ("Spageddies"(R)) and Papa Vino's Italian Kitchen(R) ("Papa Vino's"(R)). As of October 29, 2000, the Company operated 145 restaurants, including 71 Burger King restaurants, 31 Chili's, 35 Grady's American Grill restaurants, three Spageddies and five Papa Vino's. Summarized financial information concerning the Company's reportable segments is included in Note 14 to the Company's financial statements included elsewhere in this report.

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

DISPOSITION OF BAGEL-RELATED BUSINESSES

     On October 20, 1997, the Company sold its bagel-related businesses to Mr. Nordahl L. Brue, Mr. Michael J. Dressell and an entity controlled by them and their affiliates. The Company's board of directors determined to sell the bagel-related businesses after a careful evaluation of the future prospects for the bagel business, the competitive environment that then existed in the bagel segment, and the historical performance of the Company's bagel-related businesses. The sale included the stock of Bruegger's Corporation and the stock of all of the other bagel-related businesses. The total proceeds from the sale were $45,164,000. The consideration included the issuance by Bruegger's Corporation of a junior subordinated note in the amount of $10,000,000 (the "Subordinated Note"), which was recorded net of a $4,000,000 reserve for legal indemnification, the transfer of 4,310,740 shares of the Company's common stock valued at $21,823,000, owned by Messrs. Brue and Dressell, which were retired, a receivable for purchase price adjustment of $500,000, and $16,841,000 in cash. The cash component of the proceeds included an adjustment for the calculation of the net working capital deficit. The calculation used was subject to final adjustment and is being disputed by Messrs. Brue and Dressell. See ITEM 3 - Legal Proceedings. The Subordinated Note has an annual interest rate of 12%, matures in October 2004 and is guaranteed by certain affiliates of Bruegger's Corporation ("Affiliate Guarantors"). The Subordinated Note provides that interest is to be accrued and added to the principal amount of the note through October 2000 and thereafter paid in cash for the remaining life of the note. The Company has never recognized any interest income from this note. Bruegger's Corporation failed to make the interest payment on the Subordinated Note that was due to the Company on December 1, 2000 and the Company has subsequently been advised that the Affiliate Guarantors failed to make an interest payment that was due to their senior secured lender on January 2, 2001. The Affiliate Guarantors own and operate Bruegger's Bagel Bakeries as franchisees of Bruegger's Franchise Corporation, a subsidiary of Bruegger's Corporation. The Company believes that the Bruegger's Bagel Bakeries operated by the Affiliate Guarantors constitute a majority of the Bruegger's Bagel Bakery System and therefore account for a majority of Bruegger's Franchise Corporation revenues. The Company has been advised that Bruegger's Franchise Corporation has subordinated its right to receive royalty payments from the Affiliate Guarantors to the Affiliate Guarantors' senior secured lender. Consequently, there can be no assurance when, if ever, the Company might receive any principal or interest payments in respect of the Subordinated Note. In view of these and other circumstances, as of the fourth quarter of fiscal 2000, the Company recorded a $10.0 million non-cash charge to fully reserve for the Subordinated Note.

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


EXPANSION

     The Company currently plans to open two to four Burger King restaurants and two to three full service restaurants in fiscal 2001. The Company's long term expansion strategy is focused on the development of restaurants in existing markets in order to achieve increased market penetration. In addition, the Company may consider strategic acquisitions in the Burger King system. During fiscal 2000, the Company added two new Burger King restaurants, closed one Burger King restaurant, sold one Grady's American Grill restaurant and added three new Chili's restaurants.

     The amount of the Company's total investment to develop new restaurants depends upon various factors, including prevailing real estate prices and lease rates, raw material costs and construction labor costs in each market in which a new restaurant is to be opened. The Company may own or lease the real estate for future development.

     The Company's ability to manage the diverse operations resulting from its past growth will be essential to its ability to succeed. Prior to fiscal 1996, the Company's business historically was focused primarily on the development and operation of Burger King restaurants and Chili's restaurants. The Grady's American Grill and Italian Dining concepts have varying degrees of name recognition. Although the Company opened its first

Spageddies in 1994, the Company's Italian Dining concepts are not yet time proven. In addition, the Company's acquisitions of Grady's American Grill and Spageddies have caused it to assume many functions performed by the previous owners, requiring increased staffing and expenditures in various areas including advertising and marketing, purchasing and management information systems.

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

     Advertising and Marketing. Pursuant to its franchise agreements with Brinker, the Company contributes 0.5% of sales from each restaurant to Brinker for advertising and marketing to benefit all restaurants. As part of a system-wide promotional effort, the Company paid an additional advertising fee of 0.375% of sales for the period beginning September 1, 1999 and ending August 30, 2000 and has agreed to pay a similar fee of 1.0% of sales for the period beginning September 1, 2000 and ending June 20, 2001. The Company is also required to spend 2% of sales from each restaurant on local advertising. The Company's advertising expenditures typically exceed the levels required under its agreements with Brinker and the Company spends substantially all of its advertising dollars on television and radio advertising. The Company also conducts promotional marketing efforts targeted at its various local markets.

     The Chili's franchise agreements provide that Brinker may establish advertising cooperatives ("Cooperatives") for geographic areas where one or more restaurants are located. Any restaurants located in areas subject to a Cooperative are required to contribute 3% of sales to the Cooperative in lieu of contributing 0.5% of sales to Brinker. Each such restaurant is also required to directly spend 0.5% of sales on local advertising. To date, no Cooperatives have been established in any of the Company's markets.

GRADY'S AMERICAN GRILL

     General. Grady's American Grill restaurants feature high-quality food in a classic American style, served in a warm and inviting setting. Prior to the Company's acquisition of the concept from Brinker on December 21, 1995, Brinker owned and operated 34 of the 35 Grady's American Grill restaurants now owned and operated by the Company. The Company's Grady's American Grill concept is proprietary and provides the Company with flexibility for expansion and development.

     Menu. The Grady's American Grill menu features signature prime rib, high-quality steaks, daily servings of seafood, inviting salads, sandwiches, soups and high quality desserts. Entrees emphasize on-premise scratch preparation in a classic American style.

     Advertising and Marketing. As the owner of the Grady's American Grill concept, the Company has full responsibility for marketing and advertising. The Company focuses advertising and marketing efforts in local print media, use of direct mail programs, television and radio, with total annual expenditures estimated to range between 2% and 3% of the sales for its Grady's American Grill restaurants.


ITALIAN DINING CONCEPTS

     General. The Company's Italian Dining concepts consist of Papa Vino's Italian Kitchen and Spageddies Italian Kitchen. The first Papa Vino's restaurant was opened in 1996 and the first Spageddies restaurant was opened in 1994. The Company had been a franchisee of Spageddies since 1994, and became the owner of the concept in October 1995. Papa Vino's and Spageddies each offers a casual dining atmosphere with high-quality food, generous portions and moderate prices, all enjoyed in a setting featuring the ambiance of a traditional Italian trattoria with stone archways, large wines casks and wine racks lining the walls and exhibition cooking in an inviting, comfortable environment. The Company's Italian Dining concepts are proprietary and provide the Company with flexibility for expansion and development.

     Menu. A fundamental component of the Italian Dining concepts is to provide the customer with a wide variety of high-quality, value-priced Italian food. The restaurant menu includes an array of entrees, including traditional Italian pasta, grilled meats and freshly prepared selections of pizzas, soups, salads and sandwiches. The menu also includes specialty appetizers, fresh baked bread and desserts, together with a full-service bar serving beer, wine and cocktails.

     Advertising and Marketing. As the owner of these concepts, the Company has full responsibility for marketing and advertising its Italian Dining restaurants. The Company focuses its advertising and marketing efforts in local print media, use of direct mail programs and radio, with total annual expenditures estimated to range between 2% and 3% of the sales for these restaurants.


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


FRANCHISE AND DEVELOPMENT AGREEMENTS

     Burger King. The Company and Burger King Corporation entered into a development agreement on December 24, 1993 (the "Burger King Agreement"). The Burger King Agreement reserves for the Company 25 specifically defined limited geographic areas ("Areas") and grants the Company the exclusive right to select and develop one Burger King restaurant in each of up to 18 of those Areas. The Company paid a $90,000 fee for the exclusivity provided by the Burger King Agreement. The Company's exclusive right in an Area expires with the opening by the Company of a Burger King restaurant in that Area. In January of 2000, the Company developed its 18th and final restaurant under the Burger King Agreement. In addition, the Company opened one additional Burger King restaurant under a separate agreement with Burger King in December of 1999.

     On November 3, 2000, the Company entered into a Non-Exclusive Development Agreement with Burger King Corporation ("the "BKC II Agreement"). The BKC II Agreement grants the Company the non-exclusive right to develop 12 Burger King restaurants in three specified counties in Michigan, two specified counties in Ohio and 20 specified counties in Indiana. The BKC II Agreement expires June 30, 2004 and establishes the following development schedule:


                                                                       No. of Additional
                  Performance Period                                  Restaurants to be Opened
                  ------------------                                  ------------------------
                  On or before June 30, 2001                                    1
                  July 1, 2001 through September 30, 2001                       1
                  October 1, 2001 through June 30, 2002                         2
                  July 1, 2002 through August 31, 2002                          1
                  September 1, 2002 through June 30, 2003                       3
                  July 1, 2003 through June 30, 2004                            4

     The Company paid a $60,000 franchise fee deposit to Burger King Corporation. With each new restaurant that the Company opens pursuant to the BKC II Agreement, it will receive a credit of $5,000 against the applicable franchise fee for such restaurant.

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

     Burger King Corporation's franchise agreements convey the right to use its trade names, trademarks and service marks with respect to specific Burger King restaurants. The franchise fee for each Burger King restaurant opened in fiscal 2000 was $40,000. In addition, each fiscal 2000 franchise agreement requires the Company to pay a monthly royalty fee of 3.5% of sales and advertising fees of 4% of sales.

     During fiscal 2000, Burger King Corporation increased its royalty and franchise fees for most new restaurants. The franchise fee for new restaurants increased from $40,000 to $50,000 for a 20 year agreement and the royalty rate increased from 3.5% of sales to 4.5% of sales, after a transitional period. For franchise agreements entered into during the transitional period, the royalty rate will be 4% of sales for the first 10 years and 4.5% of sales for the balance of the term.

     For new restaurants, the transitional period will be from July 1, 2000 to June 30, 2003. As of July 1, 2003, the royalty rate will become 4.5% of sales for the full term of new restaurant franchise agreements. For renewals of existing franchise agreements, the transitional period will be from July 1, 2000 through June 30, 2001. As of July 1, 2001, existing restaurants that renew their franchise agreements will pay a royalty of 4.5% of sales for the full term of the renewed agreement. The advertising contribution will remain 4% of sales. Royalties payable under existing franchise agreements are not affected by these changes until the time of renewal, at which time the then prevailing rate structure will apply.

     Burger King Corporation offered a voluntary program to incent franchisees to renew their franchise agreements prior to the scheduled expiration date ("Early Renewal Program"). Franchisees that elected to participate in the Early Renewal Program are required to make capital investments in their restaurants by, among other things, bringing them up to Burger King Corporation's current image, and to extend occupancy leases. Franchise agreements entered into under the Early Renewal Program have special provisions regarding the royalty payable during the term, including a reduction in the royalty to 2.75% over five years beginning April, 2002 and concluding in April, 2007.

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

     On January 27, 2000 the Company executed a "Franchisee Commitment" in which it agreed to undertake certain "Transformational Initiatives" including capital improvements and other routine maintenance in all of its Burger King restaurants. The capital improvements include the installation of signage bearing the new Burger King logo and the installation of a new drive-through ordering system. The Company is required to complete these capital improvements by December 31, 2001. In addition, the Company agreed to perform, as necessary, certain routine maintenance such as exterior painting, sealing and striping of parking lots and upgraded landscaping. The Company completed this maintenance by September 30, 2000, as required. In consideration for executing the Franchisee Commitment, the Company received "Transformational Payments" totaling approximately $3.9 million during fiscal 2000. The portion of the Transformational Payments that corresponds to the amount required for the capital improvements will be recognized as income over the useful life of the capital improvements. The portion of the Transformational Payments that corresponds to the required routine maintenance was recognized as a reduction in maintenance expense over the period during which maintenance was performed. The remaining balance of the

Transformational Payments is being recognized as other income ratably through December 31, 2001, the term of the Franchisee Commitment.

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

     Chili's. The Company has a development agreement with Brinker (the "Chili's Agreement") to develop 37 Chili's restaurants in two regions encompassing counties in Indiana, Michigan, Ohio, Kentucky ("Midwest Region"), and Delaware, New Jersey and Pennsylvania ("Philadelphia Region"). The Company paid development fees totaling $260,000 for the right to develop the restaurants in the regions. Each Chili's franchise agreement requires the Company to pay an initial franchise fee of $40,000, a monthly royalty fee of 4% of sales and advertising fees of 0.5% of sales. As part of a system-wide promotional effort, the Company paid an additional advertising fee of 0.375% of sales for the period beginning September 1, 1999 and ending August 30, 2000 and has agreed to pay a similar fee of 1.0% of sales for the period beginning September 1, 2000 and ending June 20, 2001.

     The Company may develop up to 41 Chili's without specific approval of the franchisor, but is obligated to satisfy the following development schedule:

                                                 MINIMUM CUMULATIVE NUMBER OF RESTAURANTS


                                                MIDWEST        PHILADELPHIA        ENTIRE
                                                REGION            REGION          TERRITORY
                                                ------         ------------      ----------
        December 31, 2000                         15                14               31(1)
        December 31, 2001                         16                15               33(1)
        December 31, 2002                         15                16               35(1)
        December 31, 2003                         15                16               37(1)



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


COMPETITION

     The restaurant industry is intensely competitive with respect to price, service, location and food quality. The industry is mature and competition can be expected to increase. There are many well-established competitors with substantially greater financial and other resources than the Company, some of which have been in existence for a substantially longer period than the Company and may have substantially more units in the markets where the Company's restaurants are, or may be, located. McDonald's and Wendy's restaurants are the principal competitors to the Company's Burger King restaurants. The competitors to the Company's Chili's and Italian Dining restaurants are other casual dining concepts such as Applebee's, T.G.I. Friday's, Bennigan's, Olive Garden and Red Lobster restaurants. The primary competitors to Grady's American Grill are Houston's, J. Alexander's, Outback Steakhouse, Houlihan's, Cooker Bar & Grille, and O'Charley's Restaurant & Lounge, as well as a large number of locally-owned, independent restaurants. The Company believes that competition is likely to become even more intense in the future.

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


EMPLOYEES

     As of October 29, 2000, the Company employed approximately 7,000 persons. Of those employees, approximately 130 held management or administrative positions, approximately 682 were involved in restaurant management, and the remainder were engaged in the operation of the Company's restaurants. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES.

     The following table sets forth, as of October 29, 2000, the 17 states in which the Company operated restaurants and the number of restaurants in each state. Of the 145 restaurants which the Company operated as of October 29, 2000, the Company owned 52 and leased 93. Many leases provide for base rent plus an additional rent based upon sales to the extent the additional rent exceeds the base rent, while other leases provide for only a base rent.

                     NUMBER OF COMPANY-OPERATED RESTAURANTS

                                                                       GRADY'S
                                                 BURGER                AMERICAN  ITALIAN
                                                  KING      CHILI'S     GRILL     DINING     TOTAL
                                                 ------     -------    --------  --------    -----
                Alabama                                                    1                    1
                Arkansas                                                   1                    1
                Colorado                                                   3                    3
                Delaware                                        2                               2
                Florida                                                    6                    6
                Georgia                                                    5                    5
                Illinois                                                   1                    1
                Indiana                              39         5                    2         46
                Michigan                             32         9          1         4         46
                Mississippi                                                1                    1
                New Jersey                                      5          1                    6
                North Carolina                                             2                    2
                Ohio                                            3          1         2          6
                Oklahoma                                                   1                    1
                Pennsylvania                                    7                               7
                Tennessee                                                  5                    5
                Texas                                                      6                    6
                                                  -----------------------------------------------
                   Total                             71        31         35         8        145
                                                     ==        ==         ==         =        ===

     Burger King. As of October 29, 2000, 41 of the Company's Burger King restaurants were leased from real estate partnerships owned by certain of the Company's founding shareholders. In addition, the Company leased two of its Burger King restaurants from William R. Schonsheck, a former director and executive officer of the Company, or entities controlled by him. See ITEM 13, "Certain Relationships and Related Transactions." The Company also leased seven Burger King restaurants directly from Burger King Corporation and seven restaurants from unrelated third parties. The seven leases with Burger King Corporation are subject to the renewal of the franchise agreements for those locations. The Company owned 14 of its Burger King restaurants as of October 29, 2000.

     Chili's Grill & Bar. As of October 29, 2000, the Company owned 12 of its Chili's restaurants and leased 19 other restaurants from unrelated parties.

     Grady's American Grill. As of October 29, 2000, the Company owned 21 of its Grady's American Grill restaurants. The Company leased one Grady's American Grill restaurant from a limited partnership of which a subsidiary of the Company is the general partner. The Company's other 13 Grady's American Grill restaurants were leased from unrelated parties.

     Italian Dining. As of October 29, 2000, the Company owned five of the Italian Dining restaurants and leased the three other restaurants from unrelated parties.

     Office Lease. The Company leases approximately 53,000 square feet for its headquarters facility in an office building located in Mishawaka, Indiana that was constructed in 1997 and is leased from a limited liability company in which the Company owns a 50% interest. The remaining term of the lease agreement is 11 years. Approximately 4,500 square feet, 12,400 square feet and 5,200 square feet of the Company's headquarters building have been subleased to three tenants with remaining terms of four, five and seven years, respectively.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and certain of its officers and directors are parties to various legal proceedings relating to the Company's purchase, operation and financing of the Company's bagel-related businesses.

     D & K Foods, Inc., Pacific Capital Ventures, Inc., and PLB Enterprises, Inc., franchisees of Bruegger's Franchise Corporation, and Ken Wagnon, Dan Carney, Jay Wagnon and Patrick Beatty, principals of the foregoing franchisees, commenced an action on July 16, 1997 in the United States District Court for the District of Maryland, against Bruegger's Corporation, Bruegger's Franchise Corporation, Quality Dining, Inc., Daniel B. Fitzpatrick, Michael J. Dressell and Nordahl L. Brue, alleging that the plaintiffs purchased their franchises based upon financial representations that did not materialize, that they purchased preferred stock in Bruegger's Corporation based upon false representations, that Bruegger's Corporation falsely represented its intentions with respect to purchasing bakeries from the plaintiffs or providing financing to the plaintiffs, and that the defendants violated implied covenants of good faith and fair dealing. The parties have reached a tentative settlement of this matter pursuant to which the Company agreed to make an initial payment of $125,000 and an additional payment of $175,000 on December 31, 2001. The Company also agreed to purchase 96,064 shares of its common stock presently owned by the plaintiffs, on December 31, 2001, for an amount equal to the greater of $2.75 per share or the midpoint between $2.59 and the market price of the Company's stock at the time of closing. As part of the tentative settlement, the plaintiffs have agreed to vote their stock in the Company in accordance with the recommendation of the Company's Board of Directors and Bruegger's Corporation has agreed to purchase certain equipment from the plaintiffs for $200,000, payable in December of 2002. The Company has agreed to guarantee $25,000 of this payment.

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

     The Company elected to satisfy its obligations under the Guaranty by purchasing the Loan from Texas Commerce. On November 24, 1998, the Company bought the Loan for $4,294,000. Thereafter, the Company sold the Loan to its Texas affiliate, Grady's American Grill, L.P. ("Grady's"). On November 30, 1998 Grady's commenced an action seeking to recover the amount of the Loan from one of the Principal Guarantors, Michael K. Reilly ("Reilly"). As part of this action Grady's also seeks to enforce a Subordination Agreement that was one of the Loan Documents against MKR Investments, L.P., a partnership ("MKR"). Reilly is the general partner of MKR. This action is pending in the United States District Court for the Southern District of Texas Houston Division as Case No. H-98-4015. Reilly has denied liability and filed a counterclaim against Grady's alleging that Grady's engaged in unfair trade practices, violated Florida's "Rico" statute, engaged in a civil conspiracy and violated state and federal securities laws in connection with the Principal Guaranty (the "Counterclaims"). Reilly also filed a third party complaint against Quality Dining, Inc., Grady's American Grill Restaurant Corporation, David M. Findlay, Daniel B. Fitzpatrick, Bruegger's Corporation, Bruegger's Franchise Corporation, Champlain Management Services, Inc., Nordahl L. Brue, Michael J. Dressell and Ed Davis ("Third Party Defendants") alleging that Reilly invested in BFBC based upon false representations, that the Third Party Defendants violated state franchise statutes, committed unfair trade practices, violated covenants of good faith and fair dealing, violated the state "Rico" statute and violated state and federal securities laws in connection with the Principal Guaranty. In addition, BFBC and certain of its affiliates, including the Principal Guarantors ("Intervenors") have intervened and asserted claims against Grady's and the Third Party Defendants that are similar to those asserted in the counter claims and the third party complaint. In addition, the Company and Bruegger's Corporation are currently disputing the nature and extent of their indemnity obligations, if any, to the other with respect to this litigation (which dispute would be resolved if the "Bruegger's Resolution" is consummated. See description of Bruegger's Resolution below). Based upon the currently available information, the Company does not believe that these matters will have a material adverse effect on the Company's financial position or results of operations. However, there can be no assurance that the Company will be able to realize sufficient value from Reilly to satisfy the amount of the Loan or that the Company will not incur any liability as a result of the Counterclaims or third party complaints filed by Reilly and the Intervenors.

     In each of the above cases, one or more present or former officers and directors of the Company were named as party defendants and the Company has and/or is advancing defense costs on their behalf.

     Pursuant to the Share Exchange Agreement by and among Quality Dining, Inc., Bruegger's Corporation, Nordahl L. Brue and Michael J. Dressell ("Share Exchange Agreement"), the Agreement and Plan of Merger by and among Quality Dining, Inc., Bagel Disposition Corporation and Lethe, LLC, and certain other related agreements entered into as part of the disposition of the Company's bagel-related businesses, the Company is responsible for 50% of the first $14 million of franchise-related litigation expenses, inclusive of attorney's fees, costs, expenses, settlements and judgments (collectively "Franchise Damages"). Bruegger's Corporation and certain of its affiliates are obligated to indemnify the Company from all other Franchise Damages. The Company is obligated to pay the first $3 million of its share of Franchise Damages in cash. As of August 6, 2000, the Company had satisfied this obligation. The remaining $4 million of the Company's share of Franchise Damages is payable by crediting amounts owed to the Company pursuant to the $10 million junior subordinated note issued to the Company by Bruegger's Corporation. However, the Company and Bruegger's Corporation are currently disputing the nature and extent of their indemnity obligations under the Share Exchange Agreement. If the Bruegger's Resolution (described below) is consummated, the remaining $4 million of the Company's share of Franchise Damages would be payable in cash. Through October 29, 2000 the outstanding balance due under the Subordinated Note has been reduced by $600,000 in respect of Franchise Damages. Based upon the currently available information, the Company does not believe that these cases individually or in the aggregate will have a material adverse effect on the Company's financial position and results of operations but there can be no assurance thereof.

     On or about September 10, 1999, Bruegger's Corporation, Lethe LLC, Nordahl
L. Brue, and Michael J. Dressel commenced an action against the Company in the United States District Court for the District of Vermont alleging that the Company breached various provisions of the Share Exchange Agreement which arise out of the ongoing dispute concerning the net working capital adjustment contemplated by the Share Exchange Agreement. On February 1, 2000, the Company filed counter-claims against Bruegger's Corporation for the working capital adjustment to which it believes it is entitled. Additionally, on or about September 13, 1999, Messrs. Brue and Dressell asserted a claim for breach of representations and warranties under the Share Exchange Agreement. The Company does not expect the ultimate resolution of these matters to have a material adverse effect on the Company's financial position or results of operations, but there can be no assurance thereof.

     The Company and Bruegger's Corporation are discussing a resolution (the "Bruegger's Resolution") of their various disputes that may include, among other things, one or more of the following provisions: (a) the principal and accrued interest outstanding under the Subordinated Note would be reduced to $10 million; (b) the Company and Bruegger's Corporation each give up their claim against the other to receive a net working capital adjustment; (c) the Subordinated Note would be modified to, among other things, extend the period through which interest would be accrued and added to the principal amount of the Subordinated Note from October, 2000 through January, 2002. From January, 2002 through June, 2002, one-half of the interest would be accrued and added to the principal amount of the Subordinated Note and one-half of the interest would be paid in cash. Commencing in January, 2003, interest would be paid in cash through the maturity of the Subordinated Note in October 2004; (d) the Company and Bruegger's Corporation would each be responsible for 50% of the Franchise Damages with respect to the claims asserted by D & K Foods, Inc., et al and BFBC Ltd., et al. The Company would be entitled to 25% of any net recovery made by Bruegger's Corporation on its counter-claim against D & K Foods, Inc., et al and Bruegger's Corporation would be entitled to 25% of any net recovery made by the Company on the BFBC, Ltd., Loan; provided, however, that any such recovery shall be credited against the Subordinated Note; (e) Bruegger's Corporation and its affiliates would release their claim for breach of representations and warranties under the Share Exchange Agreement; and (f) the Company would give Bruegger's Corporation a credit of two dollars against the Subordinated Note for every one dollar that Bruegger's Corporation prepays against the Subordinated Note prior to October, 2003 up to a maximum credit of $4 million.

     The Company does not expect the Bruegger's Resolution, if consummated on terms substantially the same as those presently being discussed, to have a material adverse effect on the Company's financial position or results of operations, but there can be no assurance thereof. There also can be no assurance that the Bruegger's Resolution will be consummated and whether or not consummated there can be no assurance when, if ever, the Company might receive any principal or interest payments in respect of the Subordinated Note. See ITEM 1-Disposition of Bagel-Related Businesses.

     On April 19, 2000, NBO, LLC ("NBO") filed a Verified Complaint for Injunctive and Declaratory Relief in the United States District Court for the Northern District of Indiana, South Bend Division, naming as defendants the Company, Daniel B. Fitzpatrick, certain other officers of the Company, certain unidentified associates and affiliates of Daniel B. Fitzpatrick and certain other unidentified members of management. The Complaint alleged among other things, that the director defendants' decision to authorize Daniel B. Fitzpatrick and/or his associates and affiliates and/or other members of management to acquire up to 1,000,000 additional shares of the Company's common stock without triggering the Company's Shareholder Rights Agreement would give management effective control of the Company without the payment of a control premium and would thwart NBO's tender offer. The Complaint alleged that this decision was not made in good faith after a reasonable investigation of the consequences, and was in breach of the director defendants' fiduciary duties. On May 26, 2000 the Court dismissed these allegations for failure to state a claim. The Complaint also alleged violations of the federal securities laws and seeks injunctive and declaratory relief. On June 8, 2000, the Company renewed its Motion to Dismiss the remaining allegations of NBO's complaint on grounds that these allegations were moot. On June 9, 2000 NBO voluntarily withdrew its request for a preliminary injunction and on September 12, 2000 NBO voluntarily dismissed its Complaint, without prejudice. The Company is currently in discussions with NBO with respect to a transaction that would enable NBO to dispose of its shares of Common Stock of the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matters to a vote of security holders during the fourth quarter of the 2000 fiscal year.

EXECUTIVE OFFICERS OF THE COMPANY

                  Name                       Age                               Position
------------------------------------------   ---    ------------------------------------------------------------
Daniel B. Fitzpatrick                         43    Chairman of the Board, President and Chief Executive Officer

John C. Firth                                 43    Executive Vice President, General Counsel and Secretary

James K. Fitzpatrick                          45    Senior Vice President, Chief Development Officer and Director

Patrick J. Barry                              38    Senior Vice President - Administration and Information
                                                    Technology

Lindley E. Burns                              46    Senior Vice President - Full Service Dining

Gerald O. Fitzpatrick                         40    Senior Vice President - Burger King Division

Christopher L. Collier                        39    Vice President - Finance

Robert C. Hudson                              44    Vice President - Grady's American Grill Division

Jeanne M. Yoder                               34    Vice President and Controller


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

     Lindley E. Burns joined the Company in June of 1995. Prior to joining the Company he worked for Brinker as a multi-unit manager in its Chili's division for two years and was a Chili's franchisee for eight years prior to joining Brinker. He has over 25 years of experience in the restaurant business.

     Gerald O. Fitzpatrick serves as a Senior Vice President in the Company's Burger King Division. Mr. Fitzpatrick has served in various capacities in the Company's Burger King operations since 1983. Prior to joining the Company, he served as a district manager for a franchisee of Burger King Corporation. He has over 20 years of experience in the restaurant business.

     Christopher L. Collier joined the Company in July of 1996. Since that time he has served in various capacities in the Finance Department, most recently as the Vice President of Financial Reporting. Prior to joining the Company, he served as the Vice President-Finance at a regional restaurant chain. Mr. Collier is a certified public accountant.

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

     The success of the Company's business is dependent upon the services of Daniel B. Fitzpatrick, Chairman, President and Chief Executive Officer of the Company. The Company maintains key man life insurance on the life of Mr. Fitzpatrick in the principal amount of $1.0 million. The loss of the services of Mr. Fitzpatrick would have a material adverse effect upon the Company.

     (Pursuant to General Instruction G(3) of Form 10-K, the foregoing information is included as an unnumbered Item in Part I of this Annual Report in lieu of being included in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.)

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the NASDAQ Stock Market's National Market under the symbol QDIN. The prices set forth below reflect the high and low sales quotations for the Company's Common Stock as reported by NASDAQ for the calendar periods indicated. As of January 17, 2001, there were 430 holders of record and approximately 3,600 beneficial owners.

                                Calendar 2000                             Calendar 1999
                           High             Low                        High              Low
                         ---------------------------                  ----------------------
First Quarter             $ 4.125        $ 1.813                      $ 4.219        $ 2.500
Second Quarter              4.000          2.000                        4.188          2.500
Third Quarter               3.625          2.000                        3.000          2.375
Fourth Quarter              2.938          1.688                        3.000          1.875

     The Company does not pay cash dividends on its Common Stock. The Company does not anticipate paying cash dividends in the foreseeable future. The Company's revolving credit agreement prohibits the payment of cash dividends and restricts other distributions. The agreement expires October 31, 2002.

     No unregistered equity securities were sold by the Company during fiscal 2000.

ITEM 6.    SELECTED FINANCIAL DATA.

   QUALITY DINING, INC.

-----------------------------------------------------------------------------------------------------------------

                                                                        Fiscal Year Ended (1)
                                                  October 29,  October 31,  October 25,  October 26,  October 27,
                                                      2000        1999         1998         1997          1996
 ----------------------------------------------------------------------------------------------------------------
                                                          (In thousands, except unit and per share data)
STATEMENT OF OPERATIONS DATA(2):
Revenues:
Restaurant sales:
    Burger King                                    $  81,724    $  82,650    $  80,391    $  74,616    $  70,987
    Grady's American Grill                            68,615       75,198       81,241       85,403       85,101
    Chili's Grill & Bar                               60,921       56,837       55,572       54,277       41,913
    Italian Dining Division                           16,756       16,066       15,040       12,973        8,388
    Bruegger's Bagel Bakery                               --           --           --       64,928       25,967
----------------------------------------------------------------------------------------------------------------
 Total restaurant sales                              228,016      230,751      232,244      292,197      232,356
----------------------------------------------------------------------------------------------------------------
     Franchise related revenue                            --           --           --       10,055        5,274
----------------------------------------------------------------------------------------------------------------
 Total revenues                                      228,016      230,751      232,244      302,252      237,630
----------------------------------------------------------------------------------------------------------------
 Operating expenses
     Restaurant operating expenses
        Food and beverage                             64,607       67,732       69,102       88,629       72,201
        Payroll and benefits                          66,782       67,073       66,404       87,905       66,176
        Depreciation and amortization                 11,312       11,002       11,475       17,691       11,635
        Other operating expenses                      54,832       55,890       55,644       74,691       52,452
----------------------------------------------------------------------------------------------------------------
 Total restaurant operating expenses:                197,533      201,697      202,625      268,916      202,464
     General and administrative (3)                   17,073       15,912       15,488       28,718       11,229
     Amortization of intangibles                         910        1,032        1,085        3,112        2,537
     Impairment of assets and facility
       closing costs                                      --        2,501          250      200,813           --
     Franchise operating partner expense                  --           --           --        2,066           --
     Restructuring and integration costs                  --           --           --           --        9,938
----------------------------------------------------------------------------------------------------------------
 Total  operating expenses                           215,516      221,142      219,448      503,625      226,168
----------------------------------------------------------------------------------------------------------------
 Operating income (loss) (4) (5)                      12,500        9,609       12,796     (201,373)      11,462
----------------------------------------------------------------------------------------------------------------
 Other income (expense):
     Interest expense                                (11,174)     (10,709)     (11,962)     (10,599)      (6,340)
     Provision for uncollectible note
      receivable (6)                                 (10,000)          --           --           --           --
     Gain (loss) on sale of property and
      equipment (7)                                     (878)        (188)        (345)         362            4
     Interest income                                      27          103          190          221          206
     Other income (expense), net                         997           43          541           32          154
----------------------------------------------------------------------------------------------------------------
 Total other expense                                 (21,028)     (10,751)     (11,576)      (9,984)      (5,976)
----------------------------------------------------------------------------------------------------------------
 Income (loss) before income taxes                    (8,528)      (1,142)       1,220     (211,357)       5,486
 Income tax provision (benefit)                        1,183          815        1,107      (14,869)       2,816
----------------------------------------------------------------------------------------------------------------
 Net income (loss)                                 $  (9,711)   $  (1,957)   $     113    $(196,488)   $   2,670
----------------------------------------------------------------------------------------------------------------
 Basic net income (loss) per share                 $   (0.79)   $   (0.15)   $    0.01    $  (11.68)   $    0.23
----------------------------------------------------------------------------------------------------------------
 Diluted net income (loss) per share               $   (0.79)   $   (0.15)   $    0.01    $  (11.68)   $    0.22

----------------------------------------------------------------------------------------------------------------
 Weighted average shares outstanding
----------------------------------------------------------------------------------------------------------------
 Basic                                                12,329       12,668       12,599       16,820       11,855
----------------------------------------------------------------------------------------------------------------
 Diluted                                              12,329       12,668       12,654       16,820       11,947
----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
                                                                   Fiscal Year Ended (1)
                                            October 29,  October 31,  October 25,  October 26,  October 27,
                                                 2000         1999        1998         1997          1996
-----------------------------------------------------------------------------------------------------------
RESTAURANT DATA:
Units open at end of period:
       Grady's American Grill                     35           36           39           40           42
       Italian Dining Division                     8            8            8            8            6
       Burger King                                71           70           70           66           63
       Chili's Grill & Bar                        31           28           28           28           22
       Bruegger's Bagel Bakery Division:
           Company-owned                          --           --           --           --          100
           Franchised                             --           --           --           --          325
--------------------------------------------------------------------------------------------------------
                    Totals                       145          142          145          142          558
--------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA:
       Working capital (deficiency)        $ (22,312)   $ (17,962)   $ (14,747)   $  (8,239)   $  (3,383)
       Total assets                          178,861      189,037      196,275      215,973      388,014
       Long-term debt, capitalized lease
       and non-competition obligations       106,815      112,815      118,605      133,111       85,046
       Total stockholders' equity             37,984       49,002       50,926       50,813      269,123



(1) All fiscal years presented consisted of 52 weeks except fiscal 1999 which had 53 weeks.

(2) The selected statement of operations data include the operations of Bruegger's Corporation from June 7, 1996 until October 19, 1997 and the Grady's American Grill restaurants from December 21, 1995.

(3) General and administrative costs in fiscal 2000 included approximately $1.25 million in unanticipated expenses related to the litigation, proxy contest and tender offer initiated by NBO, LLC.

(4) Operating loss for the fiscal year ended October 26, 1997 includes an impairment of asset charge of $185.0 million, store closing costs of $15.5 million and franchise operating partner expense of $2.1 million which all relate to the divestiture by the Company of its bagel-related companies. Operating income for the fiscal year ended October 27, 1996 includes restructuring and integration charges of $1.9 million associated with costs related to the acquisitions of the Grady's American Grill concept and restaurants and Spageddies Italian Kitchen concept and $8.0 million associated with costs related to the acquisition of Bruegger's Corporation.

(5) Operating income for the fiscal year ended October 31, 1999 includes non-cash charges for the impairment of assets and facility closings totaling $2,501,000. The non-cash charges consisted primarily of $650,000 for the disposal of obsolete point of sale equipment that the Company identified as a result of installing its new point of sale system in its full service dining restaurants, $1,047,000 for the estimated costs and losses associated with the anticipated closing of two regional offices and three restaurant locations and $804,000 primarily for a non-cash asset impairment write down for two under-performing restaurants.

(6) As of the fourth quarter of fiscal 2000 the Company recorded a $10,000,000 non-cash charge to fully reserve for the Subordinated Note.

(7) During the third quarter of fiscal 2000 the Company recorded a $717,000 loss on the sale of a Grady's American Grill restaurant.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

QUALITY DINING, INC.

For an understanding of the significant factors that influenced the Company's performance during the past three fiscal years, the following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere in this Annual Report.

RESULTS OF OPERATIONS

The following table reflects the percentages that certain items of revenue and expense bear to total revenues.


                                                                   Fiscal Year Ended
                                                       October 29,     October 31,   October 25,
                                                          2000           1999           1998
-----------------------------------------------------------------------------------------------
Revenues:
Restaurant sales:
    Burger King                                             35.9%          35.8%          34.6%
    Grady's American Grill                                  30.1           32.6           35.0
    Chili's Grill & Bar                                     26.7           24.6           23.9
    Italian Dining Division                                  7.3            7.0            6.5
----------------------------------------------------------------------------------------------
Total revenues                                             100.0          100.0          100.0
----------------------------------------------------------------------------------------------
Operating expenses:
    Restaurant operating expenses:
       Food and beverage                                    28.3           29.4           29.8
       Payroll and benefits                                 29.3           29.1           28.6
       Depreciation and amortization                         5.0            4.8            4.9
       Other operating expenses                             24.0           24.2           24.0
----------------------------------------------------------------------------------------------
Total restaurant operating expenses:                        86.6           87.5           87.3
----------------------------------------------------------------------------------------------
Income from restaurant operations                           13.4           12.5           12.7
----------------------------------------------------------------------------------------------
    General and administrative                               7.5            6.9            6.7
    Amortization of intangibles                              0.4            0.4            0.5
    Impairment of assets and facility closing costs           --            1.1            0.1
----------------------------------------------------------------------------------------------
Operating income (loss)                                      5.5            4.1            5.4
----------------------------------------------------------------------------------------------
Other income (expense):
    Interest expense                                        (4.9)          (4.6)          (5.2)
    Provision for uncollectible note receivable             (4.4)            --             --
    Gain (loss) on sale of property and equipment           (0.4)            --           (0.1)
    Interest income                                           --             --            0.1
    Other income (expense), net                              0.4             --            0.2
----------------------------------------------------------------------------------------------
Total other expense, net                                    (9.3)          (4.6)          (5.0)
----------------------------------------------------------------------------------------------
Income (loss) before income taxes                           (3.8)          (0.5)           0.4
Income tax provision (benefit)                               0.5            0.4            0.4
----------------------------------------------------------------------------------------------
Net income (loss)                                           (4.3)%         (0.9)%           -%
----------------------------------------------------------------------------------------------

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999


         Restaurant sales in fiscal 2000 were $228,016,000, a decrease of 1.2% or $2,735,000, compared to restaurant sales of $230,751,000 in fiscal 1999. Fiscal 2000 was 52 weeks in duration compared to 53 weeks for fiscal 1999.

         The Company's Burger King restaurant sales were $81,724,000 in fiscal 2000 compared to restaurant sales of $82,650,000 in fiscal 1999, a decrease of $926,000. The Company closed two restaurants with expired leases: one in the fourth quarter of fiscal 1999 and one in the first quarter of fiscal 2000, which contributed $633,000 to fiscal 1999 sales. The Company had increased revenue of $2,191,000 due to additional sales weeks from two new restaurants opened during fiscal 2000 and one restaurant opened in fiscal 1999 which was open for its first full year in fiscal 2000. The Company's Burger King restaurants had average weekly sales of $22,286 in fiscal 2000 versus $22,164 in the same period in fiscal 1999.

         The Company's Grady's American Grill restaurant sales were $68,615,000 in fiscal 2000 compared to restaurant sales of $75,198,000 in fiscal 1999, a decrease of $6,583,000. Two units were sold and one unit with an expired lease was closed in fiscal 1999 and one unit was sold in the third quarter of fiscal 2000. These units did not fit the Company's long-term strategic plan as they were located in geographically remote markets and were not meeting the Company's performance expectations. These units contributed $3,087,000 to fiscal 1999 sales. The Company's Grady's American Grill restaurants had average weekly sales of $36,949 in fiscal 2000 versus $37,769 in the same period in fiscal 1999. The Company continues to implement expanded marketing, operational and menu initiatives intended to stimulate sales at its Grady's American Grill restaurants. The marketing initiatives include the use of radio and television advertising in targeted markets, direct mail promotional programs and enhanced local marketing programs within each unit's specific market. Due to the competitive nature of the restaurant industry, these initiatives have not to date achieved the intended results and there can be no assurances that these initiatives will achieve the intended results.

         The Company's Chili's Grill & Bar restaurant sales increased $4,084,000 to $60,921,000 in fiscal 2000 when compared to restaurant sales of $56,837,000 in fiscal 1999. The Company opened three new units in fiscal 2000 that contributed $2,624,000 in sales. The Company's Chili's Grill & Bar restaurants average weekly sales increased to $40,533 in fiscal 2000 versus $38,300 in fiscal 1999.

         The Company's Italian Dining Division's restaurant sales increased $690,000 to $16,756,000 in fiscal 2000 when compared to restaurant sales of $16,066,000 in fiscal 1999. The increase was due to the continued success of operational and marketing initiatives which increased average weekly sales to $40,280 in fiscal 2000 from $37,893 in fiscal 1999.

         Total restaurant operating expenses were $197,533,000 in fiscal 2000, compared to $201,697,000 in fiscal 1999. As a percentage of restaurant sales, total restaurant operating expenses decreased to 86.6% in fiscal 2000 from 87.5% in fiscal 1999. The following factors influenced the operating margins:

         Food and beverage costs were $64,607,000, or 28.3% of total restaurant sales in fiscal 2000, compared to $67,732,000, or 29.4% of total restaurant sales in fiscal 1999. The decrease as a percentage of total revenue was mainly due to increased efficiencies and favorable commodity prices that resulted in decreased food costs at each of the Company's restaurant concepts.

         Payroll and benefits were $66,782,000 in fiscal 2000, compared to $67,073,000 in fiscal 1999. As a percentage of total restaurant sales, payroll and benefits increased 0.2% to 29.3% in fiscal 2000 from 29.1% in fiscal 1999. Payroll and benefits increased as a percentage of total revenues in the Company's Burger King, Chili's and Italian Dining divisions. Overall, the Company has increased hourly wages at each of its restaurant concepts due to the high level of competition to attract qualified employees.

         Depreciation and amortization increased $310,000 to $11,312,000 in fiscal 2000 compared to $11,002,000 in fiscal 1999. As a percentage of total restaurant sales, depreciation and amortization increased to 5.0% in fiscal 2000 compared to 4.8% in fiscal 1999.

         Other restaurant operating expenses include rent and utilities, royalties, promotional expense, repairs and maintenance, property taxes and insurance. Other restaurant operating expenses decreased $1,058,000 to $54,832,000 in fiscal 2000 compared to $55,890,000 in 1999. Other restaurant operating expenses as a percentage of total restaurant sales decreased in fiscal 2000 to 24.0% from 24.2% in fiscal 1999. The decrease was primarily due to the disposition of under-performing restaurants.

         General and administrative expenses, which include corporate and district management costs, were $17,073,000 in fiscal 2000, compared to $15,912,000 in fiscal 1999. As a percentage of total revenues, general and administrative expenses increased to 7.5% in fiscal 2000 compared to 6.9% in fiscal 1999. The increase in fiscal 2000 is mainly due to approximately $1,250,000 in unanticipated expenses related to the litigation, proxy contest and tender offer initiated by NBO, LLC.

         Amortization of intangibles was $910,000 in fiscal 2000, compared to $1,032,000 in fiscal 1999. As a percentage of total revenues, amortization of intangibles remained consistent at 0.4% in fiscal 2000 compared to 0.4% in fiscal 1999.

         During the third quarter of fiscal 1999, the Company recorded non-cash charges for the impairment of assets and facility closings totaling $2,501,000. The fiscal 1999 non-cash charges consisted primarily of $650,000 for the disposal of obsolete point of sale equipment that the Company identified as a result of installing its new point of sale system in its full service dining restaurants, $1,047,000 for the estimated costs and losses associated with the anticipated closing of two regional offices and three restaurant locations and $804,000 primarily for a non-cash asset impairment write down for two under-performing restaurants. This non-cash asset impairment charge resulted from the Company's determination that an impairment write down should be considered when there is a sustained trend of negative operating performance as measured by restaurant level cash flow. The non-cash facility closure charges include amounts for the write off of fixed assets and other costs related to the closing of these facilities. Each of these non-cash charges represents a reduction of the carrying amount of the assets to their estimated fair market value.

         The Company had operating income of $12,500,000 in fiscal 2000 compared to operating income of $9,609,000 in fiscal 1999. The increase is primarily due to the non-cash charges of $2,501,000 in fiscal 1999.

         Total other expenses, as a percentage of total revenues, increased to 9.3% in fiscal 2000 compared to 4.6% in fiscal 1999. The increase is primarily due to the $10.0 million non-cash charge to reserve for the Subordinated Note. The Company had an increase in other income from Transformational Payments made by Burger King to the Company. See ITEM 1 - Franchise and Development Agreements.

         Bruegger's Corporation failed to make the interest payment on the Subordinated Note that was due to the Company on December 1, 2000 and the Company has subsequently been advised that the Affiliate Guarantors failed to make an interest payment that was due to their senior secured lender on January 2, 2001. The Affiliate Guarantors own and operate Bruegger's Bagel Bakeries as franchisees of Bruegger's Franchise Corporation, a subsidiary of Bruegger's Corporation. The Company believes that the Bruegger's Bagel Bakeries operated by the Affiliate Guarantors constitute a majority of the Bruegger's Bagel Bakery System and therefore account for a majority of Bruegger's Franchise Corporation revenues. The Company has been advised that Bruegger's Franchise Corporation has subordinated its right to receive royalty payments from the Affiliate Guarantors to the Affiliate Guarantors' senior secured lender. Consequently, there can be no assurance when, if ever, the Company might receive any principal or interest payments in respect of the Subordinated Note. In view of these and other circumstances, as of the fourth quarter of fiscal 2000, the Company recorded a $10.0 million non-cash charge to fully reserve for the Subordinated Note.

         Income tax expense of $1,183,000 was recorded in fiscal 2000 compared to $815,000 in fiscal 1999. The increase in income tax was mainly due to increased state income taxes. The Company has a large portion of state taxes based on criteria other than income. The Company did not have a tax benefit for fiscal 2000 since an increase in the valuation reserve for its net operating loss carryforwards offset the benefit created by the fiscal 2000 net loss.

         The Company has net operating loss carryforwards of approximately $52.8 million as well as FICA tip credits and alternative minimum tax credits of $3.5 million. Net operating loss carryforwards of $49.8 million expire in 2012 and $3.0 million expire in 2018. FICA tip credits of $1.3 million expire in 2012, $477,000 expire in 2013, $572,000 expire in 2014 and $571,000 expire in 2015.
The alternative minimum tax credits of $521,000 carryforward indefinitely. The Company's federal income tax returns for fiscal years 1994-1997 were examined by the Internal Revenue Service ("IRS"). The IRS completed its audit during fiscal 2000 resulting in a change to the net operating loss carryover of $8.6 million. The increase to the net operating loss was the result of additional tax losses identified as a result of the disposition of various assets of the bagel businesses sold during fiscal 1997. At the end of fiscal 2000 the Company had a valuation reserve against its net operating loss carryforwards of $20.4 million resulting in a net deferred tax asset of $10.0 million. The Company's assessment of its ability to realize the net deferred tax asset was based on the weight of both positive and negative evidence, including the taxable income of its current operations. Based on this assessment, the Company's management believes it is more likely than not that the net deferred tax benefit recorded will be realized. Such evidence will be reviewed prospectively and should the Company's operating performance continue to improve, the Company may recognize additional tax benefits related to its net deferred tax asset position in the future.

         The net loss in fiscal 2000 was $9,711,000, or $0.79 per share, compared to net loss of $1,957,000, or $0.15 per share, in fiscal 1999.



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

         Total other expenses, as a percentage of total revenues, decreased to 4.6% in fiscal 1999 compared to 5.0% in fiscal 1998. The decrease was primarily due to a decrease in interest expense resulting from decreased borrowings under the Company's revolving credit agreement. The decrease in interest expense occurred despite a higher interest rate associated with the Company's fixed rate mortgage facility.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Company's principal sources and uses of cash:

(Dollars in thousands)

                                                      Fiscal Year Ended
                                             October 29,   October 31,   October 25,
                                                2000          1999          1998
------------------------------------------------------------------------------------
Net cash provided by operations              $ 20,384       $ 13,762       $ 14,899
Nonoperating sources of cash:
     Borrowings of long-term debt              53,677         63,566             --
     Proceeds from the sale of assets           1,105          2,790          2,453
 Nonoperating uses of cash:
     Purchase of property and equipment       (11,055)        (8,262)        (6,205)
     Repayment of long-term debt              (58,795)       (67,884)       (14,350)
     Purchase of treasury stock                (1,448)            --             --
     Purchase of note receivable                   --         (4,294)            --
     Payment for other assets                  (1,501)          (112)          (235)
     Loan financing fees                           --         (1,327)          (290)


         In fiscal 2000 cash provided by operations was $20,384,000 compared to $13,762,000 in fiscal 1999. The increase in fiscal 2000 over fiscal 1999 was mainly due to increased income from restaurant operations of $1.4 million and Burger King Transformational Payments totaling approximately $3.9 million.

         On August 3, 1999 the Company completed the refinancing of its existing debt with a financing package totaling $125,066,000, consisting of a $76,000,000 revolving credit agreement and a $49,066,000 mortgage facility, as described below. The revolving credit agreement was executed with Chase Bank of Texas, as agent for a group of six banks, providing for borrowings of up to $76,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread. The Company had $20,975,000 available under its revolving credit agreement as of October 29, 2000. The revolving credit agreement is collateralized by the stock of certain subsidiaries of the Company, the $10 million junior subordinated note issued by Bruegger's Corporation, certain interests in the Company's franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's personal property not pledged in the mortgage financing. The revolving credit agreement will mature on October 31, 2002, at which time all amounts outstanding thereunder are due.

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

         Under the Company's original share repurchase program, which expired in September 2000, the Company purchased 604,500 shares of its common stock in fiscal 2000. The Company spent $1,448,000 for the purchases of these shares in fiscal 2000. In October of 2000 the Board of Directors authorized a new share repurchase program for the purchase of up to an additional 1,000,000 shares of the Company's common stock. Under the current share repurchase program, the Company may purchase shares from time to time, through October, 2001, in the open market or in privately negotiated transactions depending on market conditions and other considerations.

         The Company's primary cash requirements in fiscal 2001 will be capital expenditures in connection with the opening of new restaurants, remodeling of existing restaurants, maintenance expenditures, purchases of the Company's common stock and the reduction of debt under the Company's debt agreements. The Company's capital expenditures for fiscal 2001 are expected to range from $12,000,000 to $15,000,000. During fiscal 2001, the Company anticipates opening two to four Burger King restaurants and two to three full service restaurants. The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new restaurants opened, if the Company owns or leases new units and the actual expense related to remodeling and maintenance of existing units.

         The Company anticipates that its cash flow from operations, together with the $20,975,000 available under its revolving credit agreement as of October 29, 2000, will be sufficient to fund its planned internal expansion and other internal operating cash requirements through the end of fiscal 2001.


RECENTLY ISSUED ACCOUNTING STANDARDS

         In 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, FASB issued FAS No. 137, which deferred the effective date of FAS No. 133. In June 2000, the FASB issued FAS No. 138, which amended FAS No. 133 for certain derivative instruments and hedging activities. Accordingly, FAS No. 133 is effective for all fiscal years beginning after June 15, 2000. FAS No. 133, as amended, requires that all changes in derivatives be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is currently not involved in derivative instruments or hedging activities and therefore the Company does not expect any impact from FAS No. 133, as amended.


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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

QUALITY DINING, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

                                                                                        October 29,       October 31,
                                                                                           2000              1999
--------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                           $   2,912         $   1,019
     Accounts receivable                                                                     2,216             1,946
     Inventories                                                                             2,242             1,876
     Deferred income taxes                                                                   2,729             2,630
     Other current assets                                                                    1,651             1,787
--------------------------------------------------------------------------------------------------------------------
Total current assets                                                                        11,750             9,258
--------------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                                126,223           128,349
--------------------------------------------------------------------------------------------------------------------
Other assets:
     Deferred income taxes                                                                   7,271             7,370
     Trademarks, net                                                                        11,657            11,988
     Franchise fees and development fees, net                                                9,204             8,748
     Goodwill, net                                                                           7,513             8,053
     Note receivable, less allowance                                                            --            10,000
     Liquor licenses, net                                                                    2,595             2,686
     Other                                                                                   2,648             2,585
--------------------------------------------------------------------------------------------------------------------
Total other assets                                                                          40,888            51,430
--------------------------------------------------------------------------------------------------------------------
Total assets                                                                             $ 178,861         $ 189,037
--------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
     Current portion of capitalized lease and long-term debt                             $   1,660         $   1,471
     Accounts payable                                                                       11,441             8,673
     Accrued liabilities                                                                    20,961            17,076
--------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                   34,062            27,220
Long-term debt                                                                             102,115           107,384
Capitalized leases principally to related  parties, less current portion                     4,700             5,431
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                          140,877           140,035
--------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 9, 10 and 12) Stockholders' equity:
     Preferred stock, without par value: 5,000,000 shares authorized; none issued               --                --
     Common stock, without par value: 50,000,000 shares authorized;
     12,855,594 and 12,773,849 shares issued, respectively                                      28                28
     Additional paid-in capital                                                            237,031           236,881
     Accumulated deficit                                                                  (196,940)         (187,229)
     Unearned compensation                                                                    (437)             (428)
--------------------------------------------------------------------------------------------------------------------
                                                                                            39,682            49,252
     Less treasury stock, at cost, 624,500 and 20,000 shares, respectively                   1,698               250
--------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                  37,984            49,002
====================================================================================================================
Total liabilities and stockholders' equity                                               $ 178,861         $ 189,037
--------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

QUALITY DINING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

                                                                           Fiscal Year Ended
                                                               October 29,     October 31,     October 25,
                                                                   2000           1999            1998
-----------------------------------------------------------------------------------------------------------
Revenues:
Restaurant sales:
     Burger King                                              $  81,724         $  82,650         $  80,391
     Grady's American Grill                                      68,615            75,198            81,241
     Chili's Grill & Bar                                         60,921            56,837            55,572
     Italian Dining Division                                     16,756            16,066            15,040
-----------------------------------------------------------------------------------------------------------
Total revenues                                                  228,016           230,751           232,244
-----------------------------------------------------------------------------------------------------------
Operating expenses:
     Restaurant operating expenses:
         Food and beverage                                       64,607            67,732            69,102
         Payroll and benefits                                    66,782            67,073            66,404
         Depreciation and amortization                           11,312            11,002            11,475
         Other operating expenses                                54,832            55,890            55,644
-----------------------------------------------------------------------------------------------------------
Total restaurant operating expenses:                            197,533           201,697           202,625
-----------------------------------------------------------------------------------------------------------
Income from restaurant operations                                30,483            29,054            29,619
-----------------------------------------------------------------------------------------------------------
     General and administrative                                  17,073            15,912            15,488
     Amortization of intangibles                                    910             1,032             1,085
     Impairment of assets and facility closing costs                 --             2,501               250
-----------------------------------------------------------------------------------------------------------
Operating income                                                 12,500             9,609            12,796
-----------------------------------------------------------------------------------------------------------
Other income (expense):
        Interest expense                                        (11,174)          (10,709)          (11,962)
        Provision for uncollectible note receivable             (10,000)               --                --
        Gain (loss) on sale of property and equipment              (878)             (188)             (345)
        Interest income                                              27               103               190
        Other income, net                                           997                43               541
-----------------------------------------------------------------------------------------------------------
Total other expense                                             (21,028)          (10,751)          (11,576)
-----------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                (8,528)           (1,142)            1,220
Income tax provision                                              1,183               815             1,107
-----------------------------------------------------------------------------------------------------------
Net income (loss)                                             $  (9,711)        $  (1,957)        $     113
-----------------------------------------------------------------------------------------------------------
Basic net income (loss) per share                             $   (0.79)        $   (0.15)        $    0.01
-----------------------------------------------------------------------------------------------------------
Diluted net income (loss) per share                           $   (0.79)        $   (0.15)        $    0.01
-----------------------------------------------------------------------------------------------------------
Weighted average shares outstanding
-----------------------------------------------------------------------------------------------------------
     Basic                                                       12,329            12,668            12,599
-----------------------------------------------------------------------------------------------------------
     Diluted                                                     12,329            12,668            12,654
-----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

QUALITY DINING, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


(Dollars and shares in thousands)

                                                              Additional    Retained                               Stock-
                                      Shares      Common      Paid-in       Earnings      Unearned    Treasury     holders'
                                   Common Stock   Stock        Capital     (Deficit)    Compensation   Stock       Equity
--------------------------------------------------------------------------------------------------------------------------
Balance, October 26, 1997             12,619     $    28     $ 236,420     $(185,385)    $  --        $  (250)    $ 50,813
        Net income, fiscal 1998           --          --            --           113        --             --          113
--------------------------------------------------------------------------------------------------------------------------
Balance, October 25, 1998             12,619          28       236,420      (185,272)       --           (250)      50,926
       Restricted stock grants           155          --           461            --      (461)            --           --
       Amortization of unearned
       compensation                       --          --            --            --        33             --           33
      Net loss, fiscal 1999               --          --            --        (1,957)       --             --       (1,957)
--------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 1999             12,774          28       236,881      (187,229)     (428)          (250)      49,002
       Purchase of treasury stock         --                                                           (1,448)      (1,448)
       Restricted stock grants           104          --           209            --      (209)            --           --
       Amortization of unearned
       compensation                       --          --            --            --       141             --          141
       Restricted stock forfeited        (23)         --           (59)           --        59             --           --
      Net loss, fiscal 2000               --          --            --        (9,711)       --             --       (9,711)
--------------------------------------------------------------------------------------------------------------------------
Balance, October 29, 2000             12,855     $    28     $ 237,031     $(196,940)    $(437)       $(1,698)    $ 37,984
--------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

QUALITY DINING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

                                                                                           Fiscal Year Ended
                                                                             October 29,     October 31,   October 25,
                                                                                 2000           1999           1998
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income (loss)                                                        $ (9,711)       $ (1,957)       $    113
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization of property and equipment                11,605          11,353          11,381
        Amortization of other assets                                            1,943           2,375           2,877
        Impairment of assets and facility closing costs                            --           2,501             250
        Provision for uncollectible note receivable                            10,000              --              --
        Loss on sale of property and equipment                                    878             188             345
        Amortization of unearned compensation                                     141              33              --
        Changes in operating assets and liabilities, excluding effects of acquisitions and dispositions:
           Accounts receivable                                                   (270)            412             279
           Inventories                                                           (366)             (4)             40
           Other current assets                                                   136            (219)          4,374
           Accounts payable                                                     2,143           1,292          (2,174)
           Accrued liabilities                                                  3,885          (2,212)         (2,586)
---------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      20,384          13,762          14,899
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Increase in notes receivable                                                   --          (4,294)             --
    Proceeds from sales of property and equipment                               1,105           2,790           2,453
    Purchase of property and equipment                                        (11,055)         (8,262)         (6,205)
    Payment for other assets                                                   (1,501)           (112)           (235)
    Other, net                                                                    (57)           (200)            (88)
---------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                        (11,508)        (10,078)         (4,075)
---------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
    Purchase of treasury stock                                                 (1,448)             --              --
    Borrowings of long-term debt                                               53,677          63,566              --
    Repayment of long-term debt                                               (58,795)        (67,884)        (14,350)
    Repayment of capitalized lease and non-competition obligations               (417)           (371)           (333)
    Loan financing fees                                                            --          (1,327)           (290)
---------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                         (6,983)         (6,016)        (14,973)
---------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                            1,893          (2,332)         (4,149)
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of year                                    1,019           3,351           7,500
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                       $  2,912        $  1,019        $  3,351
---------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

QUALITY DINING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


(Dollars in thousands)

                                                                                           Fiscal Year Ended
                                                                                October 29,   October 31,     October 25,
                                                                                  2000           1999             1998
-------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest, net of amounts capitalized                            $ 10,941      $ 11,277      $ 11,157
    Cash paid for income taxes                                                         928         1,099         1,106
NONCASH INVESTING AND FINANCING ACTIVITIES:
    Property and equipment purchased and related liability
      included in accounts payable                                                   1,666         1,041           746



The accompanying notes are an integral part of the consolidated financial statements.

QUALITY DINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

{1} NATURE OF BUSINESS,  DISPOSITION OF BUSINESS AND  PUBLIC OFFERINGS

NATURE OF BUSINESS - Quality Dining, Inc. and its subsidiaries (the "Company") develop and operate both quick service and full service restaurants in 17 states. The Company owns and operates 35 Grady's American Grill restaurants, five restaurants under the tradename of Spageddies Italian Kitchen and three restaurants under the tradename Papa Vino's Italian Kitchen. The Company also operates, as a franchisee, 71 Burger King restaurants and 31 Chili's Grill & Bar restaurants.

DISPOSITION OF BAGEL-RELATED BUSINESSES - On October 20, 1997, the Company sold its bagel-related businesses to Mr. Nordahl L. Brue, Mr. Michael J. Dressell and an entity controlled by them and their affiliates. The Company's board of directors determined to sell the bagel-related businesses after a careful evaluation of the future prospects for the bagel business, the competitive environment that then existed in the bagel segment, and the historical performance of the Company's bagel-related businesses. The sale included the stock of Bruegger's Corporation and the stock of all of the other bagel-related businesses. The total proceeds from the sale were $45,164,000. The consideration included the issuance by Bruegger's Corporation of a junior subordinated note in the amount of $10,000,000 (the "Subordinated Note"), which was recorded net of a $4,000,000 reserve for legal indemnification, the transfer of 4,310,740 shares of the Company's common stock valued at $21,823,000, owned by Messrs. Brue and Dressell, which were retired, a receivable for purchase price adjustment of $500,000, and $16,841,000 in cash. The cash component of the proceeds included an adjustment for the calculation of the net working capital deficit. The calculation used was subject to final adjustment and is being disputed by Messrs. Brue and Dressell, see Note 10. The Subordinated Note has an annual interest rate of 12%, matures in October 2004 and is guaranteed by certain affiliates of Bruegger's Corporation ("Affiliate Guarantors"). The Subordinated Note provides that interest is to be accrued and added to the principal amount of the note through October 2000 and thereafter paid in cash for the remaining life of the note. The Company has never recognized any interest income from this note. Bruegger's Corporation failed to make the interest payment on the Subordinated Note that was due to the Company on December 1, 2000 and the Company has subsequently been advised that the Affiliate Guarantors failed to make an interest payment that was due to their senior secured lender on January 2, 2001. The Affiliate Guarantors own and operate Bruegger's Bagel Bakeries as franchisees of Bruegger's Franchise Corporation, a subsidiary of Bruegger's Corporation. The Company believes that the Bruegger's Bagel Bakeries operated by the Affiliate Guarantors constitute a majority of the Bruegger's Bagel Bakery System and therefore account for a majority of Bruegger's Franchise Corporation revenues. The Company has been advised that Bruegger's Franchise Corporation has subordinated its right to receive royalty payments from the Affiliate Guarantors to the Affiliate Guarantors' senior secured lender. Consequently, there can be no assurance when, if ever, the Company might receive any principal or interest payments in respect of the Subordinated Note. In view of these and other circumstances, as of the fourth quarter of fiscal 2000, the Company recorded a $10.0 million non-cash charge to fully reserve for the Subordinated Note.


{2} SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR - The Company maintains its accounts on a 52/53 week fiscal year ending the last Sunday in October. The fiscal year ended October 29, 2000 (fiscal 2000) contained 52 weeks. The fiscal year ended October 31, 1999 (fiscal
1999) contained 53 weeks. The fiscal year ended October 25, 1998 (fiscal 1998) contained 52 weeks.

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

                                                                Years
                                                                -----
              Capitalized Lease Property                        17-20
              Buildings and Leasehold Improvements              15-31-1/2
              Furniture and Equipment                            4-7
              Computer Equipment and Software                    5

Upon the sale or disposition of property and equipment, the asset cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income. Normal repairs and maintenance costs are expensed as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS AND FACILITY CLOSURE EXPENSE - Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets," established accounting standards for the impairment of long-lived assets, certain intangibles and goodwill related to those assets. The Company reviews long-lived assets related to each restaurant annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. An impaired restaurant is written down to its estimated fair market value based on the best information available to the Company. Considerable management judgment is necessary to estimate the fair market value. Accordingly, actual results could vary significantly from such estimates.

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

GOODWILL AND TRADEMARKS - Goodwill arising from the excess of the purchase price over the acquired tangible and intangible net assets acquired in acquisitions and trademarks are being amortized on a straight-line basis, principally over 40 years. Accumulated amortization of goodwill as of October 29, 2000 and October 31, 1999 was $3,250,000 and $2,710,000, respectively. Accumulated amortization of trademarks as of October 29, 2000 and October 31, 1999 was $1,607,000 and $1,275,000, respectively.

FRANCHISE FEES AND DEVELOPMENT FEES - The Company's Burger King and Chili's franchise agreements require the payment of a franchise fee for each restaurant opened. Franchise fees are deferred and amortized on the straight-line method over the lives of the respective franchise agreements. Development fees paid to the respective franchisors are deferred and expensed in the period the related restaurants are opened. The franchise agreements generally provide for a term of 20 years with renewal options upon expiration. Franchise fees are being amortized on a straight-line basis, principally over 20 years. Accumulated amortization of franchise fees as of October 29, 2000 and October 31, 1999 was $3,881,000 and $3,312,000, respectively.

ADVERTISING - The Company incurs advertising expense related to its concepts under franchise agreements (see Note 5) or through local advertising. Advertising costs are expensed at the time the related advertising first takes place. Advertising costs were $7,967,000, $6,975,000 and $6,807,000 for fiscal years 2000, 1999 and 1998, respectively.

PRE-OPENING COSTS - Effective with fiscal 1999, the Company expenses pre-opening costs as incurred in accordance with SOP 98-5 "Reporting on the Costs of Start-up Activities". Prior to fiscal 1999 direct costs incurred in connection with opening new restaurants were deferred and amortized on a straight-line basis over a 12-month period following the opening of a restaurant. Amortization of pre-opening costs aggregated $577,000 for fiscal year 1998.

LIQUOR LICENSES - Costs incurred in securing liquor licenses for the Company's restaurants and the fair value of liquor licenses acquired in acquisitions are capitalized and amortized on a straight-line basis, principally over 20 years. Accumulated amortization of liquor licenses as of October 29, 2000 and October 31, 1999 was $985,000 and $800,000, respectively.

DEFERRED FINANCING COSTS - Deferred costs of debt financing included in other non-current assets are amortized over the life of the related loan agreements, which range from three to 20 years.

COMPUTER SOFTWARE COSTS - Costs of purchased and internally developed computer software are capitalized and amortized over a five-year period using the straight-line method. As of October 29, 2000 and October 31, 1999, capitalized computer software costs, net of related accumulated amortization, aggregated $989,000 and $655,000, respectively. Amortization of computer software costs was $536,000, $476,000 and $445,000 for fiscal years 2000, 1999 and 1998 respectively.

CAPITALIZED INTEREST - Interest costs capitalized during the construction period of new restaurants and major capital projects were $104,000, $24,000 and $57,000 for fiscal years 2000, 1999 and 1998 respectively.

STOCK-BASED COMPENSATION - The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Statement encourages rather than requires companies to adopt a new method that accounts for stock-based compensation awards based on their estimated fair value at the date they are granted. Companies are permitted, however, to continue accounting for stock compensation awards under APB Opinion No. 25 which requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of the grant and the amount an employee must pay to acquire the stock. The Company has elected to continue to apply APB Opinion No. 25 and has disclosed the pro forma net income (loss) per share, determined as if the new method had been applied, in Note 8.

NET INCOME (LOSS) PER SHARE - Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

CONCENTRATIONS OF CREDIT RISK - Financial instruments, which potentially subject the Company to credit risk, consist primarily of cash and cash equivalents and notes receivable. Substantially all of the Company's cash and cash equivalents at October 29, 2000 were concentrated with a bank located in Chicago, Illinois.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

INCOME TAXES - The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. SFAS 109 requires the establishment of a valuation reserve against any deferred tax assets if the realization of such assets is not deemed likely.

RECLASSIFICATION - Certain reclassifications have been made to the fiscal 1999 financial statements to conform them to the fiscal 2000 presentation.

SEGMENT INFORMATION - The Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in fiscal 1999. SFAS 131 establishes standards for the reporting of information about operating segments in annual and interim financial statements and requires restatement of prior year information. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect the Company's consolidated financial position or results of operations but did change the disclosure of segment information, as presented in Note 14.

COMPREHENSIVE INCOME - The Company adopted SFAS 130, "Reporting Comprehensive Income" ("SFAS 130") in fiscal 1999. SFAS 130 requires that other comprehensive income items be displayed in financial statements and that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company did not have any comprehensive income items that were required to be reported under SFAS 130.


RECENTLY ISSUED ACCOUNTING STANDARDS - In 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, FASB issued FAS No. 137,which deferred the effective date of FAS No. 133. In June 2000, the FASB issued FAS No. 138, which amended FAS No. 133 for certain derivative instruments and hedging activities. Accordingly, FAS No. 133 is effective for all fiscal years beginning after June 15, 2000. FAS No. 133, as amended, requires that all changes in derivatives be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is currently not involved in derivative instruments or hedging activities and therefore the Company does not expect any impact from FAS No. 133, as amended.

{3} OTHER CURRENT ASSETS AND ACCRUED LIABILITIES

Other current assets and accrued liabilities consist of the following:

(Dollars in thousands)                            October 29,    October 31,
                                                     2000           1999
----------------------------------------------------------------------------
Other current assets:
        Deposits                                    $   921       $ 1,131
        Prepaid expenses and other                      730           656
-------------------------------------------------------------------------
                                                    $ 1,651       $ 1,787
-------------------------------------------------------------------------
Accrued liabilities:
        Accrued salaries, wages and severance       $ 4,893       $ 3,587
        Accrued advertising and royalties               912         1,184
        Unearned income                               4,663         1,467
        Accrued property taxes                        1,273         1,345
        Accrued sales taxes                             903           878
        Accrued disposition costs                       350         1,521
        Accrued store closing costs                     697           804
        Accrued insurance costs                       2,274         1,857
        Other accrued liabilities                     4,996         4,433
-------------------------------------------------------------------------
                                                    $20,961       $17,076
-------------------------------------------------------------------------

{4}  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                                     October 29,     October 31,
(Dollars in thousands)                                                                   2000           1999
---------------------------------------------------------------------------------------------------------------
Land                                                                                   $  38,509      $  37,116
Capitalized lease property                                                                 7,297          7,644
Buildings and leasehold improvements                                                      82,348         77,471
Furniture and equipment                                                                   63,093         59,568
Construction in progress                                                                     153            573
---------------------------------------------------------------------------------------------------------------
                                                                                         191,400        182,372
---------------------------------------------------------------------------------------------------------------
Less, accumulated depreciation and capitalized lease amortization                         65,177         54,023
---------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                            $ 126,223      $ 128,349
---------------------------------------------------------------------------------------------------------------

{5} FRANCHISE AND DEVELOPMENT RIGHTS

         The Company has entered into franchise agreements with two franchisors for the operation of two of its restaurant concepts, Burger King and Chili's. The existing franchise agreements provide the franchisors with significant rights regarding the business and operations of the Company's franchised restaurants. The franchise agreements with Burger King Corporation require the Company to pay royalty and advertising fees equal to 3.5% and 4.0% of Burger King restaurant sales, respectively. The franchise agreements with Brinker International, Inc. ("Brinker") covering the Company's Chili's restaurant concept require the Company to pay royalty and advertising fees equal to 4.0% and 0.5% of Chili's restaurant sales, respectively. In addition, the Company is required to spend 2% of sales from each of its Chili's restaurants on local advertising. As part of a system-wide promotional effort, the Company paid an additional advertising fee of 0.375% of sales for the period beginning September 1, 1999 and ending August 30, 2000 and has agreed to pay a similar fee of 1.0% of sales for the period beginning September 1, 2000 and ending June 20, 2001.

         The Company has entered into development agreements to develop additional restaurants in each of the two concepts. Each of the development agreements requires the Company to pay a development fee. In addition, the development agreements contain certain requirements regarding the number of units to be opened in the future. Each restaurant opened will be subject to a separate franchise agreement, which requires the payment of an initial franchise fee (currently Chili's $40,000, Burger King $50,000) for each such restaurant. Should the Company fail to comply with the required development schedules or with the requirements of the agreements for restaurants within areas covered by the development agreements, the franchisors have the right to terminate the Company's development agreements and the exclusivity provided by the development agreements.

         During fiscal 2000, Burger King Corporation increased its royalty and franchise fees for most new restaurants. The franchise fee for new restaurants increased from $40,000 to $50,000 for a 20 year agreement and the royalty rate increased from 3.5% of sales to 4.5% of sales, after a transitional period. For franchise agreements entered into during the transitional period, the royalty rate will be 4% of sales for the first 10 years and 4.5% of sales for the balance of the term.

         For new restaurants, the transitional period will be from July 1, 2000 to June 30, 2003. As of July 1, 2003, the royalty rate will become 4-1/2% of sales for the full term of new restaurant franchise agreements. For renewals of existing franchise agreements, the transitional period will be from July 1, 2000 through June 30, 2001. As of July 1, 2001, existing restaurants that renew their franchise agreements will pay a royalty of 4.5% of sales for the full term of the renewed agreement. The advertising contribution will remain 4% of sales. Royalties payable under existing franchise agreements are not affected by these changes until the time of renewal, at which time the then prevailing rate structure will apply.

         Burger King Corporation offered a voluntary program to incent franchisees to renew their franchise agreements prior to the scheduled expiration date ("Early Renewal Program"). Franchisees that elected to participate in the Early Renewal Program are required to make capital investments in their restaurants by, among other things, bringing them up to Burger King Corporation's current image, and to extend occupancy leases. Franchise agreements entered into under the Early Renewal Program will have special provisions regarding the royalty payable during the term, including a reduction in the royalty to 2.75% over five years beginning April, 2002 and concluding in April, 2007.

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

         On January 27, 2000 the Company executed a "Franchisee Commitment" in which it agreed to undertake certain "Transformational Initiatives" including capital improvements and other routine maintenance in all of its Burger King restaurants. The capital improvements include the installation of signage bearing the new Burger King logo and the installation of a new drive-through ordering system. The Company is required to complete these capital improvements by December 31, 2001. In addition, the Company agreed to perform, as necessary, certain routine maintenance such as exterior painting, sealing and striping of parking lots and upgraded landscaping. The Company completed this maintenance by September 30, 2000, as required. In consideration for executing the Franchisee Commitment, the Company received "Transformational Payments" totaling approximately $3.9 million during fiscal 2000. The portion of the Transformational Payments that corresponds to the amount required for the capital improvements will be recognized as income over the useful life of the capital improvements. The portion of the Transformational Payments that corresponds to the required routine maintenance was recognized as a reduction in maintenance expense over the period during which maintenance was performed. The remaining balance of the Transformational Payments is being recognized as other income ratably through December 31, 2001, the term of the Franchisee Commitment.

{6}  INCOME TAXES

The provision for income taxes for the fiscal years ended October 29, 2000, October 31, 1999 and October 25, 1998 is summarized as follows:

                                                   Fiscal Year Ended
                                           October 29,    October 31,  October 25,
(Dollars in thousands)                       2000           1999         1998
--------------------------------------------------------------------------------
Current:
    Federal                                  $  102       $   --       $   --
    State                                     1,081          815        1,107
-----------------------------------------------------------------------------
                                              1,183          815        1,107
-----------------------------------------------------------------------------
Deferred:
    Provision (benefit) for the period           --           --           --
-----------------------------------------------------------------------------
    Total                                    $1,183       $  815       $1,107
-----------------------------------------------------------------------------


The components of the deferred tax asset and liability are as follows:

                                                  October 29,      October 31,
(Dollars in thousands)                               2000             1999
----------------------------------------------------------------------------
Deferred tax asset:
     Net operating loss carryforwards              $ 18,464        $ 17,930
     Note receivable allowance                        6,554           2,301
     FICA tip credit and minimum tax credit           3,481           2,661
     Accrued liabilities                              3,597           1,662
     Capitalized lease obligations                      733             807
     Other                                            1,033             320
---------------------------------------------------------------------------
     Deferred tax asset                              33,862          25,681
     Less: Valuation allowance                      (20,362)        (11,510)
---------------------------------------------------------------------------
                                                     13,500          14,171
---------------------------------------------------------------------------
 Deferred tax liability:
     Property and equipment                          (2,267)         (2,636)
     Franchise fees, trademarks and goodwill         (1,188)         (1,488)
     Other                                              (45)            (47)
---------------------------------------------------------------------------
     Deferred tax liability                          (3,500)         (4,171)
---------------------------------------------------------------------------
     Net deferred tax asset                        $ 10,000        $ 10,000
---------------------------------------------------------------------------


         The Company has net operating loss carryforwards of approximately $52.8 million as well as FICA tip credits and alternative minimum tax credits of $3.5 million.

         Net operating loss carryforwards expire as follows:

                                                      Net operating loss
                                                        carryforwards
                                                     ------------------
Net operating loss carryforwards expiring 2012           $ 49,755,000
Net operating loss carryforwards expiring 2018              3,000,000
---------------------------------------------------------------------
Total net operating loss carryforwards                   $ 52,755,000
---------------------------------------------------------------------


          FICA tip credits expire as follows:


                                                       FICA Tip Credits
                                                     ------------------
FICA tip credit expiring in 2012                          $ 1,340,000
FICA tip credit expiring in 2013                              477,000
FICA tip credit expiring in 2014                              572,000
FICA tip credit expiring in 2015                              571,000
---------------------------------------------------------------------
Total FICA tip credits                                    $ 2,960,000
---------------------------------------------------------------------


         The alternative minimum tax credits of $521,000 carryforward indefinitely.

         During fiscal 2000, the Company increased its valuation reserve against its net operating loss carryforwards to $20.4 million leaving a net deferred tax asset of $10.0 million. The Company's assessment of its ability to realize the net deferred tax asset was based on the weight of both positive and negative evidence, including the taxable income of its current operations. Based on this assessment, the Company's management believes it is more likely than not that the net deferred tax benefit recorded will be realized. Such evidence will be reviewed prospectively and should the Company's operating performance continue to improve, the Company may recognize additional tax benefits related to its net deferred tax asset position in the future.

         The Company's federal income tax returns for fiscal years 1994-1997 were examined by the Internal Revenue Service ("IRS"). The IRS completed its audit during fiscal 2000 resulting in an increase to the net operating loss carryover of $8.6 million. The increase to the net operating loss was the result of additional tax losses identified as a result of the disposition of various assets of the bagel businesses sold during fiscal 1997. The schedule of deferred tax assets and valuation allowance have been adjusted accordingly to reflect the results of this audit.

Differences between the effective income tax rate and the U.S. statutory tax rate were as follows:


                                                                                    Fiscal Year Ended
                                                                        October 29,    October 31,    October 25,
(Percent of pretax income)                                                 2000           1999           1998
----------------------------------------------------------------------------------------------------------------
Statutory tax rate                                                          (34.0)%        (34.0)%         34.0%
State income taxes, net of federal income tax benefit                         8.2           47.1           59.0
FICA tax credit                                                              (4.4)         (50.1)         (39.8)
Change in valuation allowance                                                44.0           89.3           20.5
Other, net                                                                    0.1           19.1           17.0
---------------------------------------------------------------------------------------------------------------
Effective tax rate                                                            13.9%          71.4%         90.7%
---------------------------------------------------------------------------------------------------------------

{7} LONG-TERM DEBT AND CREDIT AGREEMENTS

         On August 3, 1999 the Company completed the refinancing of its existing debt with a financing package totaling $125,066,000, consisting of a $76,000,000 revolving credit agreement and a $49,066,000 mortgage facility, as described below. The revolving credit agreement was executed with Chase Bank of Texas, as agent for a group of six banks, providing for borrowings of up to $76,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread. The Company had $20,975,000 available under its revolving credit agreement as of October 29, 2000. The revolving credit agreement is collateralized by the stock of certain subsidiaries of the Company, the $10 million junior subordinated note issued by Bruegger's Corporation, certain interests in the Company's franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's personal property not pledged in the mortgage financing. The revolving credit agreement will mature on October 31, 2002, at which time all amounts outstanding thereunder are due.

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

         The aggregate maturities of long-term debt subsequent to October 29, 2000 are as follows:

         (Dollars in thousands)
         ----------------------------------------------------------------------------
         FISCAL YEAR
         ----------------------------------------------------------------------------
         2001                                                               $   1,205
         2002                                                                   1,329
         2003                                                                  56,491
         2004                                                                   1,617
         2005                                                                   1,784
         2006 and thereafter                                                   40,894
         ----------------------------------------------------------------------------
         Total                                                              $ 103,320
         ----------------------------------------------------------------------------

{8} EMPLOYEE BENEFIT PLANS

STOCK OPTIONS

         The Company has four stock option plans: the 1993 Stock Option and Incentive Plan, the 1997 Stock Option and Incentive Plan , the 1993 Outside Directors Stock Option Plan and the 1999 Outside Directors Stock Option Plan .

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

         In December of 2000 the Company approved the 1999 Outside Directors Stock Option Plan and therefore no awards for additional shares of the Company's common stock will be made under the 1993 Outside Directors Stock Option Plan. Under the 1999 Outside Directors Stock Option Plan, 80,000 shares of common stock have been reserved for the issuance of nonqualified stock options to be granted to non-employee directors of the Company. On May 1, 2001 and on each May 1 thereafter, each then non-employee director of the Company will receive an option to purchase 2,000 shares of common stock at an exercise price equal to the fair market value of the Company's common stock on the date of grant. Each option has a term of 10 years and becomes exercisable six months after the date of grant. As of October 29, 2000, there were 16,000 options outstanding under the 1999 Outside Directors Stock Option Plan.

         On June 1, 1999, the Company repurchased options for 298,340 shares of the Company's common stock, that had previously been issued under its 1993 Stock Option and Incentive Plan at strike prices ranging from $13.60 to $34.50, for their fair value of $44,751, or $0.15 per option. These options are not available to be reissued. The Company recorded $44,751 in compensation expense related to this repurchase.

         On June 1, 1999, the Company implemented a Long Term Incentive Compensation Plan (the "Long Term Plan") for seven of its executive officers and certain other senior executives (the "Participants"). The Long Term Plan is designed to incent and retain those individuals who are critical to achieving the Company's long term business objectives. The Long Term Plan consists of (a) options granted with an exercise price equal to the closing price of the Company's common stock on the grant date, which vest over three years; (b) restricted stock awards of common shares which vest over seven years, subject to accelerated vesting in the event the price of the Company's common stock achieves certain targets; and, for certain Participants, (c) a cash bonus payable at the conclusion of fiscal year 2000. Under the Long Term Plan, the Company issued 104,360 restricted shares in fiscal 2000 and 155,552 restricted shares in fiscal 1999. The Company issued an additional 93,557 restricted shares in December of 2000. There were 22,615 shares of restricted stock forfeited in fiscal 2000 and none in fiscal 1999.

         The Company also entered into agreements with five of its executive officers and two other senior executives pursuant to which the employees have agreed not to compete with the Company for a period of time after the termination of their employment and are entitled to receive certain payments in the event of a change of control of the Company.

         As a result of the restricted stock grants, the Company recorded an increase to additional paid in capital and an offsetting deferred charge for unearned compensation. The deferred charge is equal to the number of shares granted multiplied by the Company's closing share price on the day of the grant. The deferred charge is classified in the equity section of the Company's consolidated balance sheet as unearned compensation and is being amortized to compensation expense on a straight-line basis over the vesting period, subject to accelerated vesting if the Company's common stock reaches certain benchmarks.

         The Company accounts for all of its stock-based compensation awards in accordance with APB Opinion No. 25 which requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. Under this method, no compensation cost has been recognized for stock option awards.

         Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value method as prescribed by SFAS 123 (see
Note 2), the Company's net earnings (loss) and net earnings (loss) per share would have been the pro forma amounts indicated below:

         (in thousands, except per share amounts)

                                                            October 29,      October 31,       October 25,
                                                               2000             1999              1998
Net income (loss), as reported                              $ ( 9,711)       $ ( 1,957)       $     113
Net income (loss), pro forma                                $  (9,814)       $  (2,190)       $    (826)
Basic net income (loss) per common share, as reported       $    (.79)       $    (.15)       $     .01
Basic net income (loss) per common share, pro forma         $    (.80)       $    (.17)       $    (.07)

         The weighted average fair value at the date of grant for options granted during fiscal 2000, 1999 and 1998 was $1.12, $1.47 and $1.67 per share, respectively, which, for the purposes of this disclosure, is assumed to be amortized over the respective vesting period of the grants. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 2000, 1999 and 1998: dividend yield of 0% for all years; expected volatility of 48.8%, 48.1% and 47.7%, respectively; risk-free interest rate of 6.19%, 5.5% and 5.7%, respectively; and expected lives of 5.00, 5.00 and
4.98 years, respectively.

         Activity with respect to the Company's stock option plans for fiscal years 2000, 1999 and 1998 was as follows:

                                                                           Weighted Average
                                                       Number of Shares    Exercise Price
-------------------------------------------------------------------------------------------
Outstanding, October 26, 1997                               765,790           $20.12
  Granted                                                   526,600             3.41
  Canceled                                                 (187,005)           10.08
  Exercised                                                    (385)             .10
------------------------------------------------------------------------------------
Outstanding, October 25, 1998                             1,105,000            13.83
  Granted                                                   161,261             3.00
  Canceled                                                 (494,271)           20.19
  Exercised                                                    --               --
------------------------------------------------------------------------------------
Outstanding, October 31, 1999                               771,990             7.55
  Granted                                                    72,179             2.20
  Canceled                                                 (209,344)           11.05
  Exercised                                                    --               --
------------------------------------------------------------------------------------
Outstanding, October 29, 2000                               634,825           $ 5.71
------------------------------------------------------------------------------------
Exercisable, October 29, 2000                               343,450
-------------------------------------------------------------------
Available for future grants at October 29, 2000             427,602
-------------------------------------------------------------------


         The following table summarizes information relating to fixed-priced stock options outstanding for all plans as of October 29, 2000.

                                             Options Outstanding                              Options Exercisable
                             ----------------------------------------------------       ---------------------------------
                                                Weighted
                                                 Average           Weighted                                 Weighted
                                 Number         Remaining          Average                  Number          Average
Range of Exercise Price        Outstanding  Contractual Life    Exercise Price           Exercisable     Exercise Price
------------------------------------------------------------------------------------------------------------------------
       $.10 - $3.00            215,170         8.95 years            $ 2.73                 56,395            $ 2.89
       $3.01 - $8.50           281,400         7.16 years            $ 3.59                148,800            $ 3.74
      $8.51 - $32.875          138,255         4.40 years            $14.99                138,255            $14.99


RETIREMENT PLANS

         The Company maintains a discretionary, noncontributory profit sharing plan for its eligible employees. Plan contributions are determined by the Company's Board of Directors.

         Employees are also eligible to participate in either a 401(k) plan or a deferred compensation program after one year of service in which the employee has worked a minimum of 1,000 hours. The Company matches a portion of the employee's contribution to the plans and provides investment choices for the employee. The Company's contributions under both plans aggregated $226,000, $265,000 and $173,000 for fiscal years 2000, 1999 and 1998, respectively.

{9} LEASES

         The Company leases its office facilities and a substantial portion of the land and buildings used in the operation of its restaurants. The restaurant leases generally provide for a noncancelable term of five to 20 years and provide for additional renewal terms at the Company's option. Most restaurant leases contain provisions for percentage rentals on sales above specified minimums. Rental expense incurred under these percentage rental provisions aggregated $961,000, $970,000 and $1,054,000 for fiscal years 2000, 1999 and
1998, respectively.

As of October 29, 2000, future minimum lease payments related to these leases were as follows:

(Dollars in thousands)

Fiscal Year                                                            Capital         Operating
                                                                      Leases             Leases        Total
------------------------------------------------------------------------------------------------------------
2001                                                                 $   1,096         $  8,056     $  9,152
2002                                                                     1,054            7,939        8,993
2003                                                                     1,026            7,844        8,870
2004                                                                     1,026            7,279        8,305
2005                                                                     1,026            5,486        6,512
------------------------------------------------------------------------------- ----------------------------
2006 and thereafter                                                      3,319           24,705       28,024
------------------------------------------------------------------------------- ----------------------------
                                                                         8,547        $  61,309     $ 69,856
                                                                                ----------------------------

Less: Amount representing interest                                       3,391
------------------------------------------------------------------------------
Present value of  future minimum lease payments of which
     $455 is included in current liabilities at  October 29, 2000    $   5,156
------------------------------------------------------------------------------


         Rent expense, including percentage rentals based on sales, was $9,077,000, $9,453,000 and $9,518,000 for fiscal years 2000, 1999 and 1998, respectively.

{10} COMMITMENTS AND CONTINGENCIES

     The Company is self-insured for a portion of its employee health care costs. The Company is liable for medical claims up to $100,000 per eligible employee annually, and aggregate annual claims up to approximately $2,500,000. The aggregate annual deductible is determined by the number of eligible covered employees during the year and the coverage they elect.

     The Company is self-insured with respect to any worker's compensation claims not covered by insurance. The Company maintains a $250,000 annual deductible per occurrence and is liable for aggregate claims up to $2,300,000 for the three year insurance plan period beginning March 1, 1998 and ending April 30, 2001.

     The Company is self-insured with respect to any general liability claims below the Company's per occurrence deductible. The Company currently maintains a $15,000 per occurrence deductible.

     At October 29, 2000, the Company had commitments aggregating $901,000 for the construction of restaurants.

     The Company and certain of its officers and directors are parties to various legal proceedings relating to the Company's purchase, operation and financing of the Company's bagel-related businesses.

     D & K Foods, Inc., Pacific Capital Ventures, Inc., and PLB Enterprises, Inc., franchisees of Bruegger's Franchise Corporation, and Ken Wagnon, Dan Carney, Jay Wagnon and Patrick Beatty, principals of the foregoing franchisees, commenced an action on July 16, 1997 in the United States District Court for the District of Maryland, against Bruegger's Corporation, Bruegger's Franchise Corporation, Quality Dining, Inc., Daniel B. Fitzpatrick, Michael J. Dressell and Nordahl L. Brue, alleging that the plaintiffs purchased their franchises based upon financial representations that did not materialize, that they purchased preferred stock in Bruegger's Corporation based upon false representations, that Bruegger's Corporation falsely represented its intentions with respect to purchasing bakeries from the plaintiffs or providing financing to the plaintiffs, and that the defendants violated implied covenants of good faith and fair dealing. The parties have reached a tentative settlement of this matter pursuant to which the Company agreed to make an initial payment of $125,000 and an additional payment of $175,000 on December 31, 2001. The Company also agreed to purchase 96,064 shares of its common stock presently owned by the plaintiffs, on December 31, 2001, for an amount equal to the greater of $2.75 per share or the midpoint between $2.59 and the market price of the Company's stock at the time of closing. As part of the tentative settlement, the plaintiffs have agreed to vote their stock in the Company in accordance with the recommendation of the Company's Board of Directors and Bruegger's Corporation has agreed to purchase certain equipment from the plaintiffs for $200,000, payable in December of 2002. The Company has agreed to guarantee $25,000 of this payment.

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

     The Company elected to satisfy its obligations under the Guaranty by purchasing the Loan from Texas Commerce. On November 24, 1998, the Company bought the Loan for $4,294,000. Thereafter, the Company sold the Loan to its Texas affiliate Grady's American Grill, L.P. ("Grady's"). On November 30, 1998 Grady's commenced an action seeking to recover the amount of the Loan from one of the Principal Guarantors, Michael K. Reilly ("Reilly"). As part of this action Grady's also seeks to enforce a Subordination Agreement that was one of the Loan Documents against MKR Investments, L.P., a partnership ("MKR"). Reilly is the general partner of MKR. This action is pending in the United States District Court for the Southern District of Texas Houston Division as Case No. H-98-4015. Reilly has denied liability and filed a counterclaim against Grady's alleging that Grady's engaged in unfair trade practices, violated Florida's "Rico" statute, engaged in a civil conspiracy and violated state and federal securities laws in connection with the Principal Guaranty (the "Counterclaims"). Reilly also filed a third party complaint against Quality Dining, Inc., Grady's American Grill Restaurant Corporation, David M. Findlay, Daniel B. Fitzpatrick, Bruegger's Corporation, Bruegger's Franchise Corporation, Champlain Management Services, Inc., Nordahl L. Brue, Michael J. Dressell and Ed Davis ("Third Party Defendants") alleging that Reilly invested in BFBC based upon false representations, that the Third Party Defendants violated state franchise statutes, committed unfair trade practices, violated covenants of good faith and fair dealing, violated the state "Rico" statute and violated state and federal securities laws in connection with the Principal Guaranty. In addition, BFBC and certain of its affiliates, including the Principal Guarantors ("Intervenors") have intervened and asserted claims against Grady's and the Third Party Defendants that are similar to those asserted in the counter claims and the third party complaint. In addition, the Company and Bruegger's Corporation are currently disputing the nature and extent of their indemnity obligations, if any, to the other with respect to this litigation (which dispute would be resolved if the "Bruegger's Resolution" is consummated. See description of Bruegger's Resolution below). Based upon the currently available information, the Company does not believe that these matters will have a materially adverse effect on the Company's financial position or results of operations. However, there can be no assurance that the Company will be able to realize sufficient value from Reilly to satisfy the amount of the Loan or that the Company will not incur any liability as a result of the Counterclaims or third party complaints filed by Reilly and the Intervenors.

     In each of the above cases, one or more present or former officers and directors of the Company were named as party defendants and the Company has and/or is advancing defense costs on their behalf.

     Pursuant to the Share Exchange Agreement by and among Quality Dining, Inc., Bruegger's Corporation, Nordahl L. Brue and Michael J. Dressell ("Share Exchange Agreement"), the Agreement and Plan of Merger by and among Quality Dining, Inc., Bagel Disposition Corporation and Lethe, LLC, and certain other related agreements entered into as part of the disposition of the Company's bagel-related businesses, the Company is responsible for 50% of the first $14 million of franchise-related litigation expenses, inclusive of attorney's fees, costs, expenses, settlements and judgments (collectively "Franchise Damages"). Bruegger's Corporation and certain of its affiliates are obligated to indemnify the Company from all other Franchise Damages. The Company is obligated to pay the first $3 million of its share of Franchise Damages in cash. As of August 6, 2000, the Company had satisfied this obligation. The remaining $4 million of the Company's share of Franchise Damages is payable by crediting amounts owed to the Company pursuant to the $10 million junior subordinated note issued to the Company by Bruegger's Corporation. However, the Company and Bruegger's Corporation are currently disputing the nature and extent of their indemnity obligations under the Share Exchange Agreement. If the Bruegger's Resolution (described below) is consummated, the remaining $4 million of the Company's share of Franchise Damages would be payable in cash. Through October 29, 2000 the outstanding balance due under the Subordinated Note has been reduced by $600,000 in respect of Franchise Damages. Based upon the currently available information, the Company does not believe that these cases individually or in the aggregate will have a material adverse effect on the Company's financial position and results of operations but there can be no assurance thereof.

     On or about September 10, 1999, Bruegger's Corporation, Lethe LLC, Nordahl
L. Brue, and Michael J. Dressel commenced an action against the Company in the United States District Court for the District of Vermont alleging that the Company breached various provisions of the Share Exchange Agreement which arise out of the ongoing dispute concerning the net working capital adjustment contemplated by the Share Exchange Agreement. On February 1, 2000, the Company filed counter-claims against Bruegger's Corporation for the working capital adjustment to which it believes it is entitled. Additionally, on or about September 13, 1999, Messrs. Brue and Dressell asserted a claim for breach of representations and warranties under the Share Exchange Agreement. The Company does not expect the ultimate resolution of these matters to have a material adverse effect on the Company's financial position or results of operations, but there can be no assurance thereof.

     The Company and Bruegger's Corporation are discussing a resolution (the "Bruegger's Resolution") of their various disputes that may include, among other things, one or more of the following provisions: (a) the principal and accrued interest outstanding under the Subordinated Note would be reduced to $10 million; (b) the Company and Bruegger's Corporation each give up their claim against the other to receive a net working capital adjustment; (c) the Subordinated Note would be modified to, among other things, extend the period through which interest would be accrued and added to the principal amount of the Subordinated Note from October, 2000 through January, 2002. From January, 2002 through June, 2002, one-half of the interest would be accrued and added to the principal amount of the Subordinated Note and one-half of the interest would be paid in cash. Commencing in January, 2003, interest would be paid in cash through the maturity of the Subordinated Note in October 2004; (d) the Company and Bruegger's Corporation would each be responsible for 50% of the Franchise Damages with respect to the claims asserted by D & K Foods, Inc., et al and BFBC Ltd., et al. The Company would be entitled to 25% of any net recovery made by Bruegger's Corporation on its counter-claim against D & K Foods, Inc., et al and Bruegger's Corporation would be entitled to 25% of any net recovery made by the Company on the BFBC, Ltd., Loan; provided, however, that any such recovery shall be credited against the Subordinated Note; (e) Bruegger's Corporation and its affiliates would release their claim for breach of representations and warranties under the Share Exchange Agreement; and (f) the Company would give Bruegger's

Corporation a credit of two dollars against the Subordinated Note for every one dollar that Bruegger's Corporation prepays against the Subordinated Note prior to October, 2003 up to a maximum credit of $4 million.

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

     On April 19, 2000, NBO, LLC ("NBO") filed a Verified Complaint for Injunctive and Declaratory Relief in the United States District Court for the Northern District of Indiana, South Bend Division, naming as defendants the Company, Daniel B. Fitzpatrick, certain other officers of the Company, certain unidentified associates and affiliates of Daniel B. Fitzpatrick and certain other unidentified members of management. The Complaint alleged among other things, that the director defendants' decision to authorize Daniel B. Fitzpatrick and/or his associates and affiliates and/or other members of management to acquire up to 1,000,000 additional shares of the Company's common stock without triggering the Company's Shareholder Rights Agreement would give management effective control of the Company without the payment of a control premium and would thwart NBO's tender offer. The Complaint alleged that this decision was not made in good faith after a reasonable investigation of the consequences, and was in breach of the director defendants' fiduciary duties. On May 26, 2000 the Court dismissed these allegations for failure to state a claim. The Complaint also alleged violations of the federal securities laws and seeks injunctive and declaratory relief. On June 8, 2000, the Company renewed its Motion to Dismiss the remaining allegations of NBO's complaint on grounds that these allegations were moot. On June 9, 2000 NBO voluntarily withdrew its request for a preliminary injunction and on September 12, 2000 NBO voluntarily dismissed its Complaint, without prejudice. The Company is currently in discussions with NBO with respect to a transaction that would enable NBO to dispose of its shares of common stock of the Company.

     The Company is involved in various other legal proceedings incidental to the conduct of its business, including employment discrimination claims. Based upon currently available information, the Company does not expect that any such proceedings will have a material adverse effect on the Company's financial position or results of operations but there can be no assurance thereof.

{11} IMPAIRMENT OF LONG-LIVED ASSETS

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

{12} RELATED PARTY TRANSACTIONS

The Company leases a substantial number of its Burger King restaurants from entities that are substantially owned by certain directors, officers and stockholders of the Company. Amounts paid for leases with these related entities are as follows:


                                                                          Fiscal Year Ended
                                                                  October 29,   October 31,   October 25,
(Dollars in thousands)                                                2000         1999         1998
---------------------------------------------------------------------------------------------------------
Operating leases:
           Base rentals                                               $ 2,378       $ 2,456     $ 2,513
           Percentage rentals                                             450           456         451
-------------------------------------------------------------------------------------------------------
                                                                        2,828         2,912       2,964
-------------------------------------------------------------------------------------------------------
Capitalized leases:
           Interest                                                       684           725         761
           Reduction of lease obligations                                 342           300         264
           Percentage rentals                                             192           222         246
-------------------------------------------------------------------------------------------------------
                                                                        1,218         1,247       1,271
-------------------------------------------------------------------------------------------------------
           Total                                                      $ 4,046       $ 4,159     $ 4,235
-------------------------------------------------------------------------------------------------------

         Affiliated real estate partnerships and two other entities related through common ownership pay management fees to the Company as reimbursement for administrative services provided. Total management fees for fiscal 2000, 1999 and 1998 were $14,000, $14,000 and $14,000, respectively.

         During the fiscal years 2000, 1999 and 1998, the Company made payments to companies owned by certain directors, stockholders and officers of the Company of $237,000, $260,000 and $185,000, respectively, for air transportation services.


{13} ACQUISITIONS AND DISPOSITIONS

         During the third quarter of fiscal 2000 the Company recorded a $717,000 loss on the sale of a Grady's American Grill restaurant.


{14} SEGMENT REPORTING

         The Company adopted SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131") in its fiscal year ending October 29, 2000.

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

                                                       FULL             QUICK
         (Dollars in thousands)                       SERVICE          SERVICE          OTHER              TOTAL
-----------------------------------------------------------------------------------------------------------------
FISCAL 2000
Revenues                                             $ 146,292          $81,724         $   --            $228,016
Income from restaurant operations (1)                   16,220           14,158              105            30,483

Operating income                                         7,905            6,408           (1,813)         $ 12,500
Interest expense                                                                                            11,174
Provision for uncollectible note receivable (2)                                                             10,000
Other income                                                                                                   146
                                                                                                          --------
Loss before income taxes                                                                                  $ (8,528)
                                                                                                          ========

Total assets                                           123,151           36,222           19,488          $178,861
Depreciation and amortization                            8,812            3,094            1,642            13,548


FISCAL 1999
Revenues                                             $ 148,101          $82,650         $   --            $230,751
Income from restaurant operations (1)                   15,134           13,794              126            29,054

Operating income (loss)                                  5,038 (3)        6,731(4)        (2,160)(5)      $  9,609
Interest expense                                                                                            10,709
Other expense                                                                                                   42
                                                                                                          --------
Loss before income taxes                                                                                  $ (1,142)
                                                                                                          ========

Total assets                                           127,512           33,571           27,954          $189,037
Depreciation and amortization                            8,572            3,202            1,954            13,728


FISCAL 1998
Revenues                                             $ 151,853          $80,391         $   --            $232,244
Income from restaurant operations (1)                   16,048           13,559               12            29,619

Operating income (loss)                                  8,014 (6)        7,121           (2,339)         $ 12,796
Interest expense                                                                                            11,962
Other income                                                                                                   386
                                                                                                          --------
Income before income taxes                                                                                $  1,220
                                                                                                          ========

Total assets                                           134,973           33,572           27,730          $196,275
Depreciation and amortization                            8,914            3,000            2,344            14,258


(1)  Income from operations is restaurant sales minus total operating expenses.

(2) Non-cash charge for the $10,000,000 reserve for the Bruegger's Subordinated Note.

(3) Includes charges for the impairment of assets and facility closing costs totaling $2,174,000.

(4) Includes charges for the impairment of assets and facility closing costs totaling $159,000.

(5) Includes charges for the impairment of assets and facility closing costs totaling $168,000.

(6)  Includes charges for the impairment of assets totaling $250,000.

{15} SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                               Year ended October 29, 2000
                                            ----------------------------------------------------------
                                             First          Second           Third           Fourth
                                            Quarter         Quarter         Quarter (1)      Quarter (2)
                                            -------         -------         ----------       ---------
Total revenues                              $68,768         $53,589         $ 53,586          $ 52,073
Operating income (loss)                       3,813           3,387            2,449             2,851
Income (loss) before income taxes               534             934             (611)           (9,385)
Net income (loss)                           $   226         $   466         $   (733)         $ (9,670)
                                            =======         =======         ========          ========

Basic net income (loss) per share           $  0.02         $  0.04         $  (0.06)         $  (0.79)
                                            =======         =======         ========          ========
Diluted net income (loss) per share         $  0.02         $  0.04         $  (0.06)         $  (0.79)
                                            =======         =======         ========          ========

Weighted average shares:
Basic                                        12,530          12,287           12,265            12,235
Diluted                                      12,538          12,305           12,265            12,235

                                                          Year ended October 31, 1999
                                             --------------------------------------------------------
                                              First          Second           Third             Fourth
                                             Quarter        Quarter         Quarter (3)        Quarter
                                             -------        --------        ----------         -------
Total revenues                               $68,058         $53,709         $ 53,465          $55,519
Operating income                               3,413           2,954              123            3,119
Income (loss) before income taxes                218             366           (2,136)             410
 Net income (loss)                           $    87         $   146         $ (2,355)         $   165
                                             =======         =======         ========          =======
 Basic net income (loss) per share           $   .01         $   .01         $   (.19)         $  0.01
                                             =======         =======         ========          =======
 Diluted net income (loss) per share         $   .01         $   .01         $   (.19)         $  0.01
                                             =======         =======         ========          =======
Weighted average shares:
Basic                                         12,599          12,599           12,712           12,759
Diluted                                       12,629          12,603           12,712           12,760



(1) During the third quarter of fiscal 2000 the Company recorded a $717,000 loss on the sale of a Grady's American Grill restaurant.

(2) Includes the $10,000,000 non-cash charge to fully reserve for the Bruegger's Subordinated Note.

(3) During the third quarter of fiscal 1999 the Company recorded asset impairment charges and a facility closing charge totaling $2,501,000.

QUALITY DINING, INC.
REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Quality Dining, Inc.:

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Quality Dining, Inc. and its subsidiaries at October 29, 2000 and October 31, 1999 and the results of their operations and their cash flows for each of the three years in the period ended October 29, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP

Chicago, Illinois
December 20, 2000, except for Note 1
as to which the date is January 5, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in or disagreements with the Company's independent accountants on accounting or financial disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information required by this Item concerning the Directors and nominees for Director of the Company and concerning disclosure of delinquent filers is incorporated herein by reference to the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year. Information concerning the executive officers of the Company is included under the caption "Executive Officers of the Company" at the end of
Part I of this Annual Report. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION.

   The information required by this Item concerning remuneration of the Company's officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference to the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  1.  Financial Statements:

         The following consolidated financial statements of the Company and its subsidiaries are set forth in Part II, Item 8.

         Consolidated Balance Sheets as of October 29, 2000 and October 31,
         1999.

         Consolidated Statements of Operations for the fiscal years ended October 29, 2000, October 31, 1999, and October 25, 1998.

         Consolidated Statements of Stockholders' Equity for the fiscal years ended October 29, 2000, October 31, 1999, and October 25, 1998.

         Consolidated Statements of Cash Flows for the fiscal years ended October 29, 2000, October 31, 1999, and October 25, 1998.

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


                                                Quality Dining, Inc.


                                                By: /s/ Daniel B. Fitzpatrick
                                                   ----------------------------
                                                   Daniel B. Fitzpatrick
                                                   Chairman, President and
                                                   Chief Executive Officer

Date:  January 25, 2001

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


               Signature                                          Title                                  Date
               ---------                                          -----                                  ----
    /s/ Daniel B. Fitzpatrick            Chairman of the Board, President, Chief Executive        January 25, 2001
-----------------------------            Officer and Director (Principal Executive Officer)
Daniel B. Fitzpatrick

   /s/ Christopher L. Collier            Vice President-Finance                                   January 25, 2001
-----------------------------            (Principal Financial Officer)
Christopher L. Collier

   /s/ Jeanne Yoder                      Vice President, Controller                               January 25, 2001
----------------------------             (Principal Accounting Officer)
Jeanne Yoder

    /s/ James K. Fitzpatrick             Senior Vice President, Chief Development Officer and     January 25, 2001
----------------------------             Director
James K. Fitzpatrick

    /s/ Philip J. Faccenda               Director                                                 January 25, 2001
--------------------------
Philip J. Faccenda

    /s/ Ezra H. Friedlander              Director                                                 January 25, 2001
---------------------------
Ezra H. Friedlander

    /s/ Bruce M. Jacobson                Director                                                 January 25, 2001
---------------------------
Bruce M. Jacobson

    /s/ Steven M. Lewis                  Director                                                 January 25, 2001
---------------------------
Steven M. Lewis

    /s/ Christopher J. Murphy III        Director                                                 January 25, 2001
---------------------------------
Christopher J. Murphy III

                                INDEX TO EXHIBITS


         Exhibit
           No.                        Description
           ---                        -----------
           2-F        (1)  Share Exchange Agreement, by and among Quality
                           Dining, Inc., Bruegger's Corporation, Nordahl L. Brue
                           and Michael J. Dressell, dated as of September 3,
                           1997


           2-G        (2)  Agreement and Plan of Merger, by and among Quality
                           Dining, Inc., Bagel Disposition Corporation and
                           Lethe, LLC, dated as of September 3, 1997

           3-A        (3)  (i) Restated Articles of Incorporation of
                           Registrant

                      (3) (ii) Amendment to Registrant's Restated Articles of Incorporation establishing the Series A Convertible Cumulative Preferred Stock of the Registrant

                      (3) (iii) Amendment to Registrant's Restated Articles of Incorporation establishing the Series B Participating Cumulative Preferred Stock of the Registrant

           3-B       (12)  By-Laws of the  Registrant, as amended to date

           4-A        (4)  Form of Mortgage, Assignment of Rents, Fixture Filing
                           and Security Agreement

           4-B        (4)  Form of Lease

           4-C        (4)  Form of Promissory Note

           4-D        (4)  Intercreditor Agreement by and among Burger King
                           Corporation, the Company and Chase Bank of Texas,
                           National Association, NBD Bank, N.A. and NationsBank,
                           N.A. effective as of May 11, 1999

           4-E        (4)  Intercreditor Agreement by and among Captec Financial
                           Group, Inc., CNL Financial Services, Inc., Chase Bank of Texas, National Association and the Company dated
                           August 3, 1999.

           4-F        (4)  Collateral Assignment of Lessee's Interest in Leases
                           by and between Southwest Dining, Inc. and Chase Bank of Texas, National Association dated July 26, 1999

           4-G        (4)  Collateral Assignment of Lessee's Interest in Leases
                           by and between Grayling Corporation and Chase Bank of Texas, National Association dated July 26, 1999


           4-H        (4)  Collateral Assignment of Lessee's Interest in Leases
                           by and between Bravokilo, Inc. and Chase Bank of Texas, National Association dated July 26, 1999

           4-I        (4)  Third Amended and Restated Revolving Credit Agreement
                           dated as of May 11, 1999 by and between Quality
                           Dining, Inc. and GAGHC, Inc., as Borrowers, Chase
                           Bank of Texas, National Association, as
                           Administrative Agent, NBD Bank, N.A., as
                           Documentation Agent, NationsBank, N.A. (South) as
                           Co-Agent, and LaSalle Bank, N.A., The Northern Trust
                           Company, KeyBank National Association (successor in interest to Society National Bank), SunTrust Bank,
                           Central Florida, N.A. (collectively the "Banks")

           4-J        (4)  First Amendment to Third Amended and Restated
                           Revolving Credit Agreement dated as of July 26, 1999 by and between Quality Dining, Inc., and GAGHC, Inc., as Borrowers and the Banks

           4-K        (4)  Second Amendment to Third Amended and Restated
                           Revolving Credit Agreement dated as of September 9,
                           1999 by and between Quality Dining, Inc. and GAGHC,
                           Inc., Banks which are Party thereto and Chase Bank of Texas, National Association

           4-L        (5)  Rights Agreement, dated as of March 27, 1997, by and
                           between Quality Dining, Inc. and KeyCorp Shareholder
                           Services, Inc., with exhibits

           4-M       (13)  Third Amendment to Third Amended and Restated
                           Revolving Credit Agreement dated as of April 26, 2000

           4-N       (14)  Reaffirmation of Subsidiary Guaranty

          10-A        (6)  Form of Burger King Franchise Agreement

          10-B        (6)  Form of Chili's Franchise Agreement

          10-C Non-Exclusive Development Agreement between Burger King Corporation and Bravokilo, Inc. dated November 3, 2000

          10-D        (4)  Second Amendment to Development Agreement by and
                           between Southwest Dining, Inc. and Brinker
                           International, Inc. dated July 26, 1999

          10-E        (6)  (i) Target Reservation Agreement between Burger King
                           Corporation and the Registrant dated December 24,
                           1993; (ii) Side Letter Agreement to Target
                           Reservation Agreement dated December 21, 1993

          10-F        (6)  Development Agreement between Chili's, Inc. and the
                           Registrant dated June 27, 1990

          10-G        (4)  *Employment Agreement between the Company and John C.
                           Firth dated August 24, 1999

          10-H        (7)  *1997 Stock Option and Incentive Plan of the
                           Registrant

          10-I        (8)  *1993 Stock Option and Incentive Plan, as amended of
                           the Registrant

          10-J        (6)  *Outside Directors Stock Option Plan of the
                           Registrant adopted December 17, 1993

          10-K        (6)  Lease Agreement between B.K. Main Street Properties
                           and the Registrant dated January 1, 1994

          10-L        (7)  Schedule of Related Party Leases

          10-M        (6)  Form of Related Party Lease

          10-O       (12)  *1999 Outside Directors Stock Option Plan

          10-Q        (4)  Non Compete Agreement between the Company and James
                           K. Fitzpatrick dated June 1, 1999

          10-R        (4)  Non Compete Agreement between the Company and Gerald
                           O. Fitzpatrick dated June 1, 1999

          10-S        (4)  Non Compete Agreement between the Company and David
                           M. Findlay dated June 1, 1999

          10-T        (9)  First Amendment dated May 2, 1995 to Development
                           Agreement between Chili's, Inc. and the Registrant dated June 27, 1990

          10-U        (4)  Non Compete Agreement between the Company and Robert
                           C. Hudson dated June 1, 1999

          10-W        (9)  Non-Competition Agreement between the Registrant and
                           William R. Schonsheck dated August 14, 1995

          10-X        (9)  Lease Agreement for Farmington Hills #509 between the
                           Registrant and William R. Schonsheck dated August 14,
                           1995

          10-Y        (9)  Lease Agreement for Belleville #4814 between the
                           Registrant and William R. Schonsheck dated August 14,
                           1995

          10-Z        (9)  Purchase and Sale Agreement between the Registrant
                           and John D. Fitzpatrick dated July 10, 1995

          10-AD      (10)  Priority Charter Agreement between the Registrant and
                           Burger Management of South Bend #3 Inc., dated
                           September 1, 1994

          10-AF      (10)  Lease Agreement between the Registrant and Six Edison
                           Lakes, L.L.C. dated September 19, 1996

          10-AG      (11)  Amended and Restated Priority Charter Agreement
                           between the Registrant and Burger Management of South
                           Bend #3 Inc., dated October 21, 1998

          10-AO            Employment Agreement between the Company and Daniel
                           B. Fitzpatrick dated October 30, 2000

          10-AP      (12)  Form of Agreement for Restricted Shares Granted under
                           Quality Dining, Inc. 1997 Stock Option and Incentive
                           Plan dated June 1, 1999 between the Company and certain executive officers identified on the schedule attached thereto.

          10-AQ      (12)  Severance Agreement and General Release between the
                           Company and Marti'n Miranda dated January 14, 2000

          10-AR Form of Agreement for Restricted Shares Granted under Quality Dining, Inc. 1997 Stock Option and Incentive Plan dated December 20, 2000, between the Company and certain executive officers identified on the schedule attached thereto.

          10-AS Early Successor Incentive Program (Fiscal 2000) Addendum to Successor Franchise Agreement

          10-AV      (14)  Severance Agreement and General Release between the
                           Company and David M. Findlay dated September 1, 2000

          10-AX       (4)  Consulting Agreement between the Company and William
                           R. Schonsheck dated August 13, 1999

          10-AY      (12)  Form of Agreement for Restricted Shares Granted under
                           Quality Dining, Inc. 1997 Stock Option and Incentive
                           Plan dated December 15, 1999 between the Company and certain executive officers identified on the schedule attached thereto

          10-AZ            Franchisee Commitment dated January 27, 2000

           21              Subsidiaries of the Registrant

           23              Written consent of PricewaterhouseCoopers LLP


-------------

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

(12) The copy of this exhibit filed as the same exhibit number to the Company's Report on Form 10-K for the year ended October 29, 1999 is incorporated herein by reference.

(13) The copy of this exhibit filed as the same exhibit number to the Company's Report on Form 10-Q for the quarterly period ended May 14, 2000 is incorporated herein by reference.

(14) The copy of this exhibit filed as the same exhibit number to the Company's Report on Form 10-Q for the quarterly period ended August 6, 2000 is incorporated herein by reference.