Form 10-Q
period 2001-02-18
QUALITY DINING INC
filed 2001-04-04
CIK 917126

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 18, 2001

                                       OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from  ______________ to ____________________

Commission file number      0-23420
                       ---------------------


                              QUALITY DINING, INC.
             (Exact name of registrant as specified in its charter)

         Indiana                                            35-1804902
 -----------------------------              ------------------------------------
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

                         Yes  X           No
                             ---             ---

The number of shares of the registrant's common stock outstanding as of March 20, 2001 was 11,590,151.

                              QUALITY DINING, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED FEBRUARY 18, 2001
                                      INDEX


                                                                            Page
                                                                            ----

PART I. - Financial Information


Item 1.   Consolidated Financial Statements:

          Consolidated Statements of Operations................................3
          Consolidated Balance Sheets..........................................4
          Consolidated Statements of Cash Flows................................5
          Notes to Consolidated Financial Statements...........................6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......................14


Part II - Other Information

Item 1.   Legal Proceedings...................................................19

Item 2.   Changes in Securities...............................................19

Item 3.   Defaults upon Senior Securities.....................................19

Item 4.   Submission of Matters to a Vote of Security Holders.................19

Item 5.   Other Information...................................................19

Item 6.   Exhibits and Reports on Form 8-K....................................19

Signatures....................................................................20

Part I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS


                              QUALITY DINING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                               Sixteen Weeks Ended
                                            February 18,  February 20,
                                               2001           2000
                                            ------------  ------------
Revenues:
  Burger King ...........................   $ 22,506       $ 24,511
  Grady's American Grill ................     19,912         21,757
  Chili's Grill & Bar ...................     20,664         17,513
  Italian Dining Division ...............      5,188          4,987
                                            --------       --------
Total revenues ..........................     68,270         68,768
                                            --------       --------

Operating expenses:
  Restaurant operating expenses:
    Food and beverage ...................     19,258         19,491
    Payroll and benefits ................     20,017         20,291
    Depreciation and amortization .......      3,540          3,409
    Other operating expenses ............     16,827         16,311
                                            --------       --------
Total restaurant operating expenses .....     59,642         59,502
                                            --------       --------

Income from restaurant operations .......      8,628          9,266
                                            --------       --------

  General and administrative expense ....      4,573          5,177
  Facility closing costs ................        216           --
  Amortization of intangibles ...........        268            276
                                            --------       --------
Operating income ........................      3,571          3,813
                                            --------       --------

Other income (expense):
  Interest expense ......................     (3,435)        (3,427)
  Gain (loss) on sale of
   property and equipment ...............         (8)            13
  Interest income .......................          7             16
  Other income (expense), net ...........        357            119
                                            --------       --------
Total other expense, net ................     (3,079)        (3,279)
                                            --------       --------

Income before income taxes ..............        492            534
Income tax provision ....................        367            308
                                            --------       --------
Net income ..............................   $    125       $    226
                                            ========       ========

Basic net income per share ..............   $   0.01       $   0.02
                                            ========       ========
Diluted net income per share ............   $   0.01       $   0.02
                                            ========       ========

Weighted average shares outstanding:
Basic ...................................     11,782         12,530
                                            ========       ========
Diluted .................................     11,791         12,538
                                            ========       ========



See Notes to Consolidated Financial Statements.

                              QUALITY DINING, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)


                                                   February 18,   October 29,
                                                       2001          2000
                                                   -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents                        $   2,951    $   2,912
  Accounts receivable                                  2,417        2,216
  Inventories                                          2,025        2,242
  Deferred income taxes                                2,508        2,729
  Other current assets                                 2,097        1,651
                                                   ---------    ---------
Total current assets                                  11,998       11,750
                                                   ---------    ---------

Property and equipment, net                          123,467      126,223
                                                   ---------    ---------

Other assets:
  Deferred income taxes                                7,492        7,271
  Trademarks, net                                     11,555       11,657
  Franchise fees and development fees, net             9,088        9,204
  Goodwill, net                                        7,347        7,513
  Liquor licenses, net                                 2,550        2,595
  Other                                                2,657        2,648
                                                   ---------    ---------
Total other assets                                    40,689       40,888
                                                   ---------    ---------
Total assets                                       $ 176,154    $ 178,861
                                                   =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capitalized leases
  and long-term debt                               $   1,724    $   1,660
  Accounts payable                                    10,557       11,441
  Accrued liabilities                                 20,939       20,961
                                                   ---------    ---------
Total current liabilities                             33,220       34,062

Long-term debt                                       102,179      102,115
Capitalized leases principally to related
  parties, less current portion                        4,542        4,700
                                                   ---------    ---------
Total liabilities                                    139,941      140,877
                                                   ---------    ---------

Stockholders' equity:
  Preferred stock, without par value:
    5,000,000 shares authorized; none issued            --           --
  Common stock, without par value: 50,000,000
    shares authorized; 12,949,151 and 12,855,594
    shares issued, respectively                           28           28
  Additional paid-in capital                         237,277      237,031
  Accumulated deficit                               (196,815)    (196,940)
  Unearned compensation                                 (654)        (437)
                                                   ---------    ---------
                                                      39,836       39,682
  Treasury stock, at cost, 1,359,000
    and 624,500 shares, respectively                  (3,623)      (1,698)
                                                   ---------    ---------
Total stockholders' equity                            36,213       37,984
                                                   ---------    ---------
Total liabilities and stockholders' equity         $ 176,154    $ 178,861
                                                   =========    =========


See Notes to Consolidated Financial Statements.

                              QUALITY DINING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                          Sixteen Weeks Ended
                                                      February 18,  February 20,
                                                          2001            2000
                                                      ------------  -------------
Cash flows from operating activities:
  Net income                                             $    125    $    226
  Adjustments to reconcile net income to  net
   cash provided by operating activities:
    Depreciation and amortization of
      property and equipment                                3,558       3,501
    Amortization of other assets                              574         554
    Loss (gain) on sale of property and equipment               8         (13)
    Amortization of unearned compensation                      29          28
    Changes in current assets and current liabilities:
      Net increase in current assets                         (430)       (775)
      Net increase (decrease) current liabilities            (906)      1,339
                                                         --------    --------
Net cash provided by operating activities                   2,958       4,860
                                                         --------    --------

Cash flows from investing activities:
  Proceeds from sales of property and equipment              --            27
  Purchase of property and equipment                         (810)     (3,483)
  Purchase of other assets                                   (154)       (326)
  Other                                                      --             2
                                                         --------    --------
Net cash used for investing activities                       (964)     (3,780)
                                                         --------    --------

Cash flows from financing activities:
  Borrowings of long-term debt                             19,350      14,700
  Repayment of long-term debt                             (19,222)    (13,823)
  Purchase of treasury stock                               (1,925)     (1,307)
  Repayment of capitalized lease obligations                 (158)       (145)
                                                         --------    --------
Net cash used by financing activities                      (1,955)       (575)
                                                         --------    --------

Net increase in cash and cash equivalents                      39         505
Cash and cash equivalents, beginning of period              2,912       1,019
                                                         --------    --------
Cash and cash equivalents, end of period                 $  2,951    $  1,524
                                                         ========    ========


See Notes to Consolidated Financial Statements.

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 18, 2001
                                   (Unaudited)


NOTE 1:  DESCRIPTION OF BUSINESS.

NATURE OF BUSINESS Quality Dining, Inc. (the "Company") operates four distinct restaurant concepts. It owns the Grady's American Grill(R) and two Italian Dining concepts and operates Burger King(R) restaurants and Chili's Grill & Bar(TM) ("Chili's"(R)) as a franchisee of Burger King Corporation and Brinker International, Inc. ("Brinker"), respectively. The Company operates its Italian Dining restaurants under the tradenames of Spageddies Italian Kitchen(R) ("Spageddies"(R)) and Papa Vino's Italian Kitchen(R) ("Papa Vino's"(R)). As of February 18, 2001, the Company operated 144 restaurants, including 71 Burger King restaurants, 31 Chili's, 34 Grady's American Grill restaurants, three Spageddies and five Papa Vino's.

NOTE 2:  BASIS OF PRESENTATION.

The accompanying consolidated financial statements include the accounts of Quality Dining, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the sixteen week period ended February 18, 2001 are not necessarily indicative of the results that may be expected for the 52-week year ending October 28, 2001.

These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended October 29, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 3: DISPOSITION OF BAGEL-RELATED BUSINESSES

On October 20, 1997, the Company sold its bagel-related businesses to Mr. Nordahl L. Brue, Mr. Michael J. Dressell and an entity controlled by them and their affiliates. The Company's board of directors determined to sell the bagel-related businesses after a careful evaluation of the future prospects for the bagel business, the competitive environment that then existed in the bagel segment, and the historical performance of the Company's bagel-related businesses. The sale included the stock of Bruegger's Corporation and the stock of all of the other bagel-related businesses. The total proceeds from the sale were $45,164,000. The consideration included the issuance by Bruegger's Corporation of a junior subordinated note in the amount of $10,000,000 (the "Subordinated Note"), the transfer of 4,310,740 shares of the Company's common stock valued at $21,823,000, owned by Messrs. Brue and Dressell, which were retired, a receivable for purchase price adjustment of $500,000, and $16,841,000 in cash.

                              QUALITY DINING, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                February 18, 2001
                                   (Unaudited)

The Subordinated Note has an annual interest rate of 12%, matures in October 2004 and is guaranteed by certain affiliates of Bruegger's Corporation ("Affiliate Guarantors"). The Company has never recognized any interest income from this note. Bruegger's Corporation failed to make the interest payment on the Subordinated Note that was due to the Company on December 1, 2000 and the Company has been advised that the Affiliate Guarantors failed to make an interest payment that was due to their senior secured lender on January 2, 2001. The Affiliate Guarantors own and operate Bruegger's Bagel Bakeries as franchisees of Bruegger's Franchise Corporation, a subsidiary of Bruegger's Corporation. The Company believes that the Bruegger's Bagel Bakeries operated by the Affiliate Guarantors constitute a majority of the Bruegger's Bagel Bakery System and therefore account for a majority of Bruegger's Franchise Corporation revenues. The Company has been advised that Bruegger's Franchise Corporation has subordinated its right to receive royalty payments from the Affiliate Guarantors to the Affiliate Guarantors' senior secured lender. Consequently, there can be no assurance when, if ever, the Company might receive any principal or interest payments in respect of the Subordinated Note. In view of these and other circumstances, as of the fourth quarter of fiscal 2000, the Company recorded a $10.0 million non-cash charge to fully reserve for the Subordinated Note. On February 28, 2001, the Company agreed to restructure the Subordinated Note as part of the resolution of the disputes the Company had with Bruegger's Corporation. See Note 8.


NOTE 4:  COMMITMENTS.

As of February 18, 2001, the Company had commitments aggregating approximately $3,166,000 for restaurant construction and the purchase of new equipment.


NOTE 5:  LONG-TERM DEBT.

On August 3, 1999 the Company completed the refinancing of its existing debt with a financing package totaling $125,066,000, consisting of a $76,000,000 revolving credit agreement and a $49,066,000 mortgage facility, as described below. The revolving credit agreement was executed with Chase Bank of Texas, as agent for a group of six banks, providing for borrowings of up to $76,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread. The Company had $20,475,000 available under its revolving credit agreement as of February 18, 2001. The revolving credit agreement is collateralized by the stock of certain subsidiaries of the Company, the Subordinated Note, certain interests in the Company's franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's personal property not pledged in the mortgage financing. The revolving credit agreement will mature on October 31, 2002, at which time all amounts outstanding thereunder are due.

The revolving credit agreement contains, among other provisions, certain restrictive covenants including maintenance of certain prescribed debt and fixed charge coverage ratios, limitations on the incurrence of additional

                              QUALITY DINING, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                February 18, 2001
                                   (Unaudited)

indebtedness, limitations on consolidated capital expenditures, restrictions on the payment of dividends (other than stock dividends) and limitations on the purchase or redemption of shares of the Company's capital stock.

The $49,066,000 mortgage facility has 34 separate mortgage notes and the original term of each mortgage note is either 15 or 20 years. The notes have fixed rates of interest of either 9.79% or 9.94%. The notes require equal monthly interest and principal payments. The Company used the proceeds of the mortgage facility to repay indebtedness under its existing revolving credit agreement. The mortgage notes are collateralized by a first mortgage/deed of trust and security agreement on the real estate, improvements and equipment on 19 of the Company's Chili's restaurants and 15 of the Company's Burger King restaurants. The mortgage notes contain, among other provisions, certain restrictive covenants including maintenance of a consolidated fixed charge coverage ratio for the financed properties.


NOTE 6: EARNINGS PER SHARE

During the first quarter of fiscal 2001 the Company acquired 734,500 shares of common stock for $1,925,000. During the first quarter of fiscal 2001 the Company issued 93,557 shares of restricted stock pursuant to its Long Term Compensation Plans. The Company had outstanding at February 18, 2001 common shares totaling 11,590,151. The Company has also granted options to purchase common shares to its employees and outside directors. These options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS 128.

                                                   QUARTER ENDED
                                         FEBRUARY 18,           FEBRUARY 20,
BASIC EARNINGS PER SHARE:                    2001                   2000
                                         -----------            ------------
Income available to common
  shareholders (numerator)               $   125,000            $   226,000
                                         ===========            ===========
Weighted average common shares
  outstanding (denominator)               11,782,000             12,530,000
                                         ===========            ===========
Basic earnings per share                 $      0.01            $      0.02
                                         ===========            ===========


                                                    QUARTER ENDED
                                         FEBRUARY 18,           FEBRUARY 20,
DILUTED EARNINGS PER SHARE:                  2001                    2000
                                         -----------            ------------
Income available to common
  shareholders (numerator)               $   125,000            $   226,000
                                         ===========            ===========
Weighted average common shares
  outstanding                             11,782,000             12,530,000
Effect of dilutive securities:
  Options on common stock                      9,000                  8,000
                                         -----------            -----------
Total common shares and dilutive
  securities (denominator)                11,791,000             12,538,000
                                         ===========            ===========
Diluted earnings per share               $      0.01            $      0.02
                                         ===========            ===========

                              QUALITY DINING, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                February 18, 2001
                                   (Unaudited)


NOTE 7: SEGMENT REPORTING:

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

                                FULL        QUICK
(DOLLARS IN THOUSANDS)        SERVICE      SERVICE      OTHER        TOTAL
--------------------------------------------------------------------------------


FIRST QUARTER FISCAL 2001
Revenues                    $  45,764    $  22,506   $    --      $  68,270
 Income from restaurant
  operations                    5,568        3,018          42        8,628

Operating income                3,285          982        (696)   $   3,571
Interest expense                                                     (3,435)
Other income                                                            356
                                                                  ---------
Income before income
  taxes                                                           $     492
                                                                  =========

Total assets                  121,426       35,295      19,433    $ 176,154
Depreciation and
  amortization                  2,744          961         427        4,132


FIRST QUARTER FISCAL 2000
Revenues                    $  44,257    $  24,511   $    --      $  68,768
Income from restaurant
  operations                    5,007        4,218          41        9,266

Operating income                3,136        1,874      (1,197)   $   3,813
Interest expense                                                     (3,427)
Other income                                                            148
                                                                  ---------
Income before income
  taxes                                                           $     534
                                                                  =========

Total assets                  129,999       34,880      25,176    $ 190,055
Depreciation and
  amortization                  2,667          920         468        4,055

                              QUALITY DINING, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                February 18, 2001
                                   (Unaudited)


NOTE 8:  CONTINGENCIES

The Company and certain of its officers and directors are parties to various legal proceedings relating to the Company's purchase, operation and financing of the Company's bagel-related businesses.

D & K Foods, Inc., Pacific Capital Ventures, Inc., and PLB Enterprises, Inc., franchisees of Bruegger's Franchise Corporation, and Ken Wagnon, Dan Carney, Jay Wagnon and Patrick Beatty, principals of the foregoing franchisees, commenced an action on July 16, 1997 in the United States District Court for the District of Maryland, against Bruegger's Corporation, Bruegger's Franchise Corporation, Quality Dining, Inc., Daniel B. Fitzpatrick, Michael J. Dressell and Nordahl L. Brue, alleging that the plaintiffs purchased their franchises based upon financial representations that did not materialize, that they purchased preferred stock in Bruegger's Corporation based upon false representations, that Bruegger's Corporation falsely represented its intentions with respect to purchasing bakeries from the plaintiffs or providing financing to the plaintiffs, and that the defendants violated implied covenants of good faith and fair dealing. On February 28, 2001, the parties reached a settlement of this matter pursuant to which the Company agreed to make an initial payment of $125,000 and an additional payment of $175,000 on December 31, 2001. As part of the settlement, the Company also agreed to purchase 96,064 shares of its common stock presently owned by the plaintiffs, on December 31, 2001, for an amount equal to the greater of $2.75 per share or the midpoint between $2.59 and the market price of the Company's stock at the time of closing. As part of the settlement, the plaintiffs agreed to vote their stock in the Company in accordance with the recommendation of the Company's Board of Directors and Bruegger's Corporation has purchased certain equipment from the plaintiffs for $25,000. The Company had previously accrued for the full amount of the settlement.

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

The Company elected to satisfy its obligations under the Guaranty by purchasing the Loan from Texas Commerce. On November 24, 1998, the Company bought the Loan for $4,294,000. Thereafter, the Company sold the Loan to its Texas affiliate Grady's American Grill, L.P. ("Grady's"). On November 30, 1998 Grady's commenced an action seeking to recover the amount of the Loan from one of the Principal Guarantors, Michael K. Reilly ("Reilly"). As part of this action Grady's also seeks to enforce a Subordination Agreement that was one of the Loan Documents against MKR Investments, L.P., a partnership ("MKR"). Reilly

                              QUALITY DINING, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                February 18, 2001
                                   (Unaudited)

is the general partner of MKR. This action is pending in the United States District Court for the Southern District of Texas Houston Division as Case No. H-98-4015. Reilly has denied liability and filed a counterclaim against Grady's alleging that Grady's engaged in unfair trade practices, violated Florida's "Rico" statute, engaged in a civil conspiracy and violated state and federal securities laws in connection with the Principal Guaranty (the "Counterclaims"). Reilly also filed a third party complaint against Quality Dining, Inc., Grady's American Grill Restaurant Corporation, David M. Findlay, Daniel B. Fitzpatrick, Bruegger's Corporation, Bruegger's Franchise Corporation, Champlain Management Services, Inc., Nordahl L. Brue, Michael J. Dressell and Ed Davis ("Third Party Defendants") alleging that Reilly invested in BFBC based upon false representations, that the Third Party Defendants violated state franchise statutes, committed unfair trade practices, violated covenants of good faith and fair dealing, violated the state "Rico" statute and violated state and federal securities laws in connection with the Principal Guaranty. In addition, BFBC and certain of its affiliates, including the Principal Guarantors ("Intervenors") have intervened and asserted claims against Grady's and the Third Party Defendants that are similar to those asserted in the counter claims and the third party complaint. Based upon the currently available information, the Company does not believe that this matter will have a materially adverse effect on the Company's financial position or results of operations. However, there can be no assurance that the Company will be able to realize sufficient value from Reilly to satisfy the amount of the Loan or that the Company will not incur any liability as a result of the Counterclaims or third party complaints filed by Reilly and the Intervenors.

In each of the above cases, one or more present or former officers and directors of the Company were named as party defendants and the Company has and/or is advancing defense costs on their behalf.

Pursuant to the Share Exchange Agreement by and among Quality Dining, Inc., Bruegger's Corporation, Nordahl L. Brue and Michael J. Dressell ("Share Exchange Agreement"), the Agreement and Plan of Merger by and among Quality Dining, Inc., Bagel Disposition Corporation and Lethe, LLC, and certain other related agreements entered into as part of the disposition of the Company's bagel-related businesses, the Company was responsible for 50% of the first $14 million of franchise-related litigation expenses, inclusive of attorney's fees, costs, expenses, settlements and judgments (collectively "Franchise Damages"). Bruegger's Corporation and certain of its affiliates are obligated to indemnify the Company from all other Franchise Damages. The Company was originally obligated to pay the first $3 million of its share of Franchise Damages in cash. The Company has satisfied this obligation. The remaining $4 million of the Company's share of Franchise Damages was originally payable by crediting amounts owed to the Company pursuant to the Subordinated Note issued to the Company by Bruegger's Corporation. However, as a result of the Bruegger's Resolution (described below), the remaining $4 million of the Company's share of Franchise Damages is payable in cash.

                              QUALITY DINING, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                February 18, 2001
                                   (Unaudited)



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

On February 28, 2001, the Company and Bruegger's Corporation reached a settlement (the "Bruegger's Resolution") of their various disputes that includes, among other things, the following provisions: (a) the principal amount of the Subordinated Note has been restated to $10.7 million; (b) the Company and Bruegger's Corporation have each released their claim against the other to receive a net working capital adjustment; (c) the Subordinated Note has been modified to, among other things, provide for an extension of the period through which interest is to be accrued and added to the principal amount of the Subordinated Note from October, 2000 through January, 2002. From January, 2002 through June, 2002, one-half of the interest is to be accrued and added to the principal amount of the Subordinated Note and one-half of the interest is to be paid in cash. Commencing in January, 2003, interest is to be paid in cash through the maturity of the Subordinated Note in October 2004; (d) the Company and Bruegger's Corporation are each responsible for 50% of the Franchise Damages with respect to the claims asserted by BFBC Ltd., et al. Bruegger's Corporation is entitled to 25% of any net recovery made by the Company on the BFBC, Ltd., Loan; provided, however, that any such entitlement is required to be applied to the outstanding balance of the Subordinated Note; (e) Bruegger's Corporation and its affiliates released their claims for breach of representations and warranties under the Share Exchange Agreement; and (f) Bruegger's Corporation is entitled to a credit of two dollars against the Subordinated Note for every one dollar that Bruegger's Corporation prepays against the Subordinated Note prior to October, 2003 up to a maximum credit of $4 million.

There can be no assurance when, if ever, the Company might receive any principal or interest payments in respect of the Subordinated Note.


On February 28, 2001, the Company entered into an agreement with NBO, LLC which provides for the purchase by the Company of 785,000 shares of common stock of the Company owned by NBO in exchange for four of the Company's Burger King restaurants. NBO currently owns 1,159,014 shares of the Company's common stock. In addition, the Company's Chairman, President and Chief Executive Officer entered into an agreement with NBO to purchase its remaining 374,014 shares for $2.1 million. NBO and its principals have also entered into a standstill arrangement with the Company which provides that they will not solicit proxies, seek to control or influence the policies of the Company, or otherwise engage in activities hostile to the Company and its management. Consummation of the proposed transactions between the Company, Mr. Fitzpatrick and NBO is subject to numerous closing conditions. Consequently, there can be no assurance that the proposed transactions will be consummated. If the

                              QUALITY DINING, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                February 18, 2001
                                   (Unaudited)



transactions are consummated, the Company anticipates it will incur a one-time non-cash charge of approximately $4.5 to $5.0 million as a result.

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

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company has a 52/53-week fiscal year ending on the last Sunday in October of each year. The current fiscal year is 52 weeks long and ends October 28, 2001. The first quarter of the Company's fiscal year consists of 16 weeks with all subsequent quarters being 12 weeks in duration.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages which certain items of revenue and expense bear to total revenues.


                                          Sixteen weeks Ended
                                      February 18, February 20,
                                          2001       2000
                                        ------     ------
Total revenues                           100.0%     100.0%

Operating expenses:
  Restaurant operating expenses
    Food and beverage                     28.2       28.3
    Payroll and benefits                  29.3       29.5
    Depreciation and amortization          5.2        5.0
    Other operating expenses              24.7       23.7
                                        ------     ------
Total restaurant operating expenses       87.4       86.5
                                        ------     ------

Income from restaurant operations         12.6       13.5
  General and administrative expenses      6.7        7.5
  Amortization of intangibles              0.4        0.4
  Facility closing costs                   0.3       --
                                        ------     ------
Operating income                           5.2        5.6
                                        ------     ------

Other income (expense):
  Interest expense                        (5.0)      (5.0)
  Interest income                         --         --
  Other income, net                        0.5        0.2
                                        ------     ------
Total other expense, net                  (4.5)      (4.8)
                                        ------     ------

Income before income taxes                 0.7        0.8
Income tax provision                       0.5        0.4
                                        ------     ------
Net income                                 0.2%       0.4%
                                        ======     ======

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Restaurant sales in the first quarter of fiscal 2001 were $68,270,000, a decrease of $498,000, compared to restaurant sales of $68,768,000 in the first quarter of fiscal 2000.

The Company's Burger King restaurant sales decreased $2,005,000 to $22,506,000 in the first quarter of fiscal 2001 when compared to restaurant sales of $24,511,000 in the same period of fiscal 2000. The Company's Burger King restaurants had average weekly sales of $19,812 in the first quarter of fiscal 2001 versus $21,749 in the same period in fiscal 2000. The Company had increased revenue of $150,000 due to additional sales weeks from two restaurants opened in fiscal 2000 which were open for their first full year in fiscal 2001. Fiscal 2001 sales were reduced due to severe winter weather in the Company's markets and the fiscal 2001 promotional programs which were significantly less successful than the fiscal 2000 program.

Sales in the Company's Grady's American Grill restaurant division decreased $1,845,000 to $19,912,000 in the first quarter of fiscal 2001 compared to sales of $21,757,000 in the same period in fiscal 2000. The Company closed one unit in fiscal 2000 and one unit during the first quarter of fiscal 2001. The absence of these units contributed approximately $555,000 to the sales decrease during the first quarter of fiscal 2001. The Company's Grady's American Grill restaurants had average weekly sales of $35,813 in the first quarter of fiscal 2001 versus $37,773 in the same period in fiscal 2000. The Company has implemented expanded marketing, operational and menu initiatives intended to stimulate sales at its Grady's American Grill restaurants. Due to the competitive nature of the restaurant industry, these initiatives have not to date achieved the intended results and there can be no assurances that these initiatives will achieve the intended results.

The Company's Chili's Grill & Bar restaurant sales increased $3,151,000 to $20,664,000 in the first quarter of fiscal 2001 compared to restaurant sales of $17,513,000 in the same period in fiscal 2000. The Company had increased revenue of $2,252,000 due to additional sales weeks from three new restaurants which were opened during fiscal 2000. Average weekly sales were $41,661 in the first quarter of fiscal 2001 versus $39,091 in the same period in fiscal 2000.

The Company's Italian Dining Division restaurant sales increased $201,000 to $5,188,000 in the first quarter of fiscal 2001 when compared to restaurant sales of $4,987,000 in the same period in fiscal 2000. Average weekly sales were $40,532 in the first quarter of fiscal 2001 versus $38,958 in fiscal 2000.

Total restaurant operating expenses were 87.4% of revenues in the first quarter of fiscal 2001 versus 86.5% in the first quarter of fiscal 2000. The following factors influenced the operating margins:

Food and beverage costs were $19,258,000, or 28.2% of total revenues, in the first quarter of fiscal 2001, compared to $19,491,000, or 28.3% of total revenues, in the same period in fiscal 2000. Food and beverage costs improved slightly as a percentage of total revenues in both the Company's Quick Service and Full Service segments. The improvement has been due to stable commodity costs, slight increase in menu prices and the continued benefit from the reinforcement of operational standards.

Payroll and benefits were $20,017,000 in the first quarter of fiscal 2001, compared to $20,291,000 in the same period in fiscal 2000. As a percentage of total revenues, payroll and benefits decreased to 29.3% in the first quarter of fiscal 2001 from 29.5% in the same period of fiscal 2000. Payroll and benefit costs, as a percentage of total revenues, increased in the Company's Quick Service segment mainly due to a decrease in average weekly sales at the restaurants. Payroll and benefit costs, as a percentage of total revenues, decreased in the Company's Full Service segment.

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Depreciation and amortization expense was $3,540,000 in the first quarter of fiscal 2001 compared to $3,409,000 in the first quarter of fiscal 2000. As a percentage of total restaurant sales, depreciation and amortization increased to 5.2% for the first quarter of fiscal 2001 compared to 5.0% in the same period in fiscal 2000. The increase is mainly due to the additional depreciation from the restaurants constructed in fiscal 2000.

Other restaurant operating expenses include rent and utilities, royalties, promotional expense, repairs and maintenance, property taxes and insurance. Other restaurant operating expenses were $16,827,000 in the first quarter of fiscal 2001 compared to $16,311,000 in the same period of fiscal 2000. As a percentage of total revenues, other restaurant operating expenses were 24.7% in the first quarter of fiscal 2001 compared to 23.7% in the same period of fiscal 2000. The increase, as a percentage of total revenues, is mainly due to lower sales and increased promotional expense in the Company's Quick Service segment and higher utility expense in both the Quick Service and Full Service segments.

Income from restaurant operations decreased $638,000 to $8,628,000, or 12.6% of revenues, in the first quarter of fiscal 2001 compared to $9,266,0000, or 13.5% of revenues, in the comparable period of fiscal 2000. Income from restaurant operations in the Company's Quick Service segment decreased by $1,200,000 mainly due to increased labor, utility and promotional expenses coupled with lower average weekly sales at the restaurants. Income from restaurant operations in the Company's Full Service segment increased by $561,000. The increases were mainly due to increased revenues and lower payroll costs.

General and administrative expenses decreased $604,000 to $4,573,000, or 6.7% of revenues, in the first quarter of fiscal 2001 compared to $5,177,0000, or 7.5% of revenues, in the comparable period of fiscal 2000. In the first quarter of fiscal 2000 the Company recorded approximately $350,000 in expenses related to the Company's proxy contest with NBO, LLC.

The Company recorded expenses of $216,000 for facility closing costs in the first quarter of fiscal 2001 versus none in the same period of fiscal 2000. During the first quarter of fiscal 2001 the Company closed one Grady's American Grill restaurant because the unit was not meeting the Company's performance targets.

Amortization of intangibles, as a percentage of revenues, remained consistent at 0.4% for the first quarter of fiscal 2001 compared to 0.4% for the same period in fiscal 2000.

Total other expenses, as a percentage of revenues, were 4.5% for the first quarter of fiscal 2001 versus 4.8% during the comparable period in fiscal 2000. The Company had an increase in other income due to Transformational Payments made by Burger King Corporation to the Company. See Note 9.

The provision for income taxes was $367,000 for the first quarter of fiscal 2001 versus $308,000 in the comparable period in fiscal 2000. The Company's effective income tax rate was 74.6% in the first quarter of fiscal 2001 versus 57.7% in the comparable period in fiscal 2000. The high effective income tax rate for the first quarter of fiscal 2001 is mainly due to a large portion of state taxes being based on criteria other than income.

For the first quarter of fiscal 2001, the Company reported net income of $125,000 compared to net income of $226,000 for the first quarter of fiscal 2000.

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $2,951,000 at February 18, 2001, a increase of $39,000 from the $2,912,000 at October 29, 2000. Principal uses of funds consisted of: (i) expenditures for property and equipment ($810,000) and
(ii) purchase of 734,500 shares of the Company's stock ($1,925,000). Principal sources of funds consisted of those provided by operations ($2,958,000).

The Company's primary cash requirements in fiscal 2001 will be capital expenditures in connection with the opening of new restaurants, remodeling of existing restaurants, maintenance expenditures, purchases of the Company's stock, Burger King-Transformational Initiatives (see note 9) and the reduction of debt under the Company's debt agreements. The Company's capital expenditures for fiscal 2001 are expected to range from $12,000,000 to $15,000,000. During fiscal 2001, the Company anticipates opening two to four Burger King restaurants and two to three full service restaurants. As of February 18, 2001 the Company has not opened any new restaurants in fiscal 2001. The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new restaurants opened, whether the Company owns or leases new units and the actual expense related to remodeling and maintenance of existing units.

On August 3, 1999 the Company completed the refinancing of its existing debt with a financing package totaling $125,066,000, consisting of a $76,000,000 revolving credit agreement and a $49,066,000 mortgage facility, as described below. The revolving credit agreement was executed with Chase Bank of Texas, as agent for a group of six banks, providing for borrowings of up to $76,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread. The Company had $20,475,000 available under its revolving credit agreement as of February 18, 2001. The revolving credit agreement is collateralized by the stock of certain subsidiaries of the Company, the Subordinated Note, certain interests in the Company's franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's personal property not pledged in the mortgage financing. The revolving credit agreement will mature on October 31, 2002, at which time all amounts outstanding thereunder are due.

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

The $49,066,000 mortgage facility has 34 separate mortgage notes and the original term of each mortgage note is either 15 or 20 years. The notes have fixed rates of interest of either 9.79% or 9.94%. The notes require equal monthly interest and principal payments. The Company used the proceeds of the mortgage facility to repay indebtedness under its existing revolving credit agreement.

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


RECENTLY ISSUED ACCOUNTING STANDARDS

In 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, FASB issued FAS No. 137, which deferred the effective date of FAS No. 133. In June 2000, the FASB issued FAS No. 138, which amended FAS No. 133 for certain derivative instruments and hedging activities. Accordingly, FAS No. 133 was effective for the Company on October 30, 2000. FAS No. 133, as amended, requires that all changes in derivatives be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Because the Company is currently not involved in derivative instruments or hedging activities, the adoption of FAS 133 had no impact on the Company's financial statements.

This report contains certain forward-looking statements, including statements about the Company's development plans, that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the availability and cost of suitable locations for new restaurants; the availability and cost of capital to the Company; the ability of the Company to consummate the agreement for the purchase of NBO's shares; the ability of Bruegger's Corporation to make any payments to the Company pursuant to the Subordinated Note; the ability of the Company to develop and operate its restaurants; the hiring, training and retention of skilled corporate and restaurant management and other restaurant personnel; the integration and assimilation of acquired concepts; the overall success of the Company's franchisors; the ability to obtain the necessary government approvals and third-party consents; and changes in governmental regulations, including increases in the minimum wage.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Note 8 to the unaudited consolidated financial statements of the Company included in Part I of this report is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES

None

ITEMS 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On March 6, 2001, the Company held its annual meeting of shareholders. At the meeting, the shareholders elected the following directors by the vote indicated to serve until the year 2004 annual meeting of shareholders.


                                         For           Withheld
                                      ----------       --------
James K. Fitzpatrick                  10,320,970       311,447
Ezra H. Friedlander                   10,328,450       303,967
Steven M. Lewis                       10,333,790       298,627

In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

Term Expires

Bruce M. Jacobson                2002
Christopher J. Murphy, III       2002
Daniel B. Fitzpatrick            2003
Philip J. Faccenda               2003

PricewaterhouseCoopers LLP was approved as auditors for the Company for 2001 by the following vote:

 For 10,480,414; Against 134,558; Abstentions and Broker non-votes 17,445

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


                                            Quality Dining, Inc.
                                            (Registrant)


Date:  April 3, 2001                        By: /s/ Jeanne M. Yoder
                                               ---------------------------------
                                               Vice President & Controller
                                               (Principal accounting officer)

Exhibit No.       Description
----------        ------------

2A Purchase and Sale Agreement between the Company and N.B.O., L.L.C. dated February 28, 2001.

10-V Non Compete Agreement between the Company and Joseph E. Olin dated February 14, 2001.

10-AA Settlement Agreement between the Company and Bruegger's Corporation dated February 28, 2001.

10-AB Amended and Restated Junior Subordinated Note between the Company and Bruegger's Corporation dated February 28, 2001.

10-AC Amended and Restated Junior Subordinated Guarantee between the Company and the Affiliate Guarantors that are parties thereto dated February 28, 2001.

10-AE Affiliate Subordination Agreement between the Company, Bruegger's Corporation and the Affiliate Guarantors that are parties thereto dated February 28, 2001.

10-AI Stockholders Agreement between the Company and NBO, LLC, Jerome L. Schostak, David W. Schostak, Robert I. Schostak and Mark S. Schostak dated February 28, 2001.

10-AJ             Stock Purchase Agreement between the Company and Daniel M.
                  Carney dated February 28, 2001.

10-AK Stock Purchase Agreement between the Company and Ken Wagnon dated February 28, 2001.

10-AL Stock Purchase Agreement between the Company and D&K Foods, Inc. dated February 28, 2001.


Exhibit-2A