Form 10-Q
period 2001-05-13
QUALITY DINING INC
filed 2001-06-26
CIK 917126

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 13, 2001

                                   OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of     1934.

For the transition period from  ______________ to ____________________

Commission file number      0-23420


                          QUALITY DINING, INC.
         (Exact name of registrant as specified in its charter)

         Indiana                                        35-1804902
_______________________________          ___________________________________
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

           4220 Edison Lakes Parkway, Mishawaka, Indiana 46545
          _____________________________________________________
          (Address of principal executive offices and zip code)


                             (219) 271-4600
                             ______________
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes __X____           No ________

The number of shares of the registrant's common stock outstanding as of June 21, 2001 was 11,590,151.






                          QUALITY DINING, INC.
                      QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED MAY 13, 2001
                                  INDEX


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

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...........16


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

Signatures........................................................22


















Part I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                          QUALITY DINING, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                 (In thousands, except per share amounts)

                                Twelve Weeks Ended   Twenty-Eight Weeks Ended
                               May 13,      May 14,        May13,     May 14,
                                2001         2000           2000        2001
                              ------       ------        -------      ------
Revenues:
  Burger King              $  17,452    $  18,536        $39,959    $ 43,048
  Grady's American Grill      14,876       16,857         34,788      38,614
  Chili's Grill & Bar         15,816       14,259         36,480      31,772
  Italian Dining Division      4,070        3,937          9,258       8,923
                             -------      -------        -------     -------
Total revenues                52,214       53,589        120,485     122,357
                             -------      -------        -------     -------
Operating expenses:
  Restaurant operating expenses:
    Food and beverage         14,770       15,260         34,028      34,752
    Payroll and benefits      15,208       15,500         35,225      35,792
    Depreciation and
     amortization              2,662        2,604          6,203       6,012
    Other operating expenses  12,674       12,610         29,501      28,921
Total restaurant operating   -------      -------        -------     -------
  expenses                    45,314       45,974        104,957     105,477
                             -------      -------        -------     -------
Income from restaurant
  operations                   6,900        7,615         15,528      16,880

  General and administrative   3,677        4,016          8,250       9,193
  Facility closing costs           -            -            216           -
  Amortization of intangibles    201          211            470         487
                             -------      -------        -------     -------
Operating income               3,022        3,388          6,592       7,200
                             -------      -------        -------     -------
Other income (expense):
  Interest expense            (2,429)      (2,618)        (5,864)     (6,044)
  Gain (loss) on sale of
   Property and equipment         12         (163)             4        (151)
  Interest income                  6            6             13          23
  Other income (expense), net    318          322            675         440
                             -------      -------        -------     -------
Total other expense, net      (2,093)      (2,453)        (5,172)     (5,732)
                             -------      -------        -------     -------
Income before income taxes       929          935          1,420       1,468
Income tax provision             490          468            857         776
                             -------      -------        -------     -------
Net income                 $     439   $      467      $     563   $     692
                             =======      =======        =======     =======

Basic net income per share $    0.04   $     0.04      $    0.05   $    0.06
Diluted net income           =======      =======        =======     =======
  per share                $    0.04   $     0.04      $    0.05   $    0.06
                             =======      =======        =======     =======

Weighted average shares outstanding:
Basic                        11,590       12,287          11,686      12,409
                            =======      =======         =======     =======
Diluted                      11,625       12,305          11,709      12,421
                             =======      =======        =======     =======
See Accompanying Notes to Consolidated Financial Statements.















































                          QUALITY DINING, INC.
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                         (Dollars in thousands)

                                                    May 13,      October 29,
                                                     2001           2000
ASSETS                                             -------         -------
Current assets:
  Cash and cash equivalents                     $    1,034      $    2,912
  Accounts receivable                                1,995           2,216
  Inventories                                        1,957           2,242
  Deferred income taxes                              1,915           2,729
  Other current assets                               2,287           1,651
                                                   -------         -------
Total current assets                                 9,188          11,750
                                                   -------         -------

Property and equipment, net                        123,206         126,223
                                                   -------         -------
Other assets:
  Deferred income taxes                              8,085           7,271
  Trademarks, net                                   11,478          11,657
  Franchise fees and development fees, net           9,029           9,204
  Goodwill, net                                      7,222           7,513
  Liquor licenses, net                               2,577           2,595
  Other                                              2,633           2,648
                                                   -------         -------
Total other assets                                  41,024          40,888
                                                   -------         -------
Total assets                                    $  173,418      $  178,861
                                                   =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capitalized leases
    and long-term debt                          $    1,755      $    1,660
  Accounts payable                                  11,454          11,441
  Accrued liabilities                               18,409          20,961
                                                   -------         -------
Total current liabilities                           31,618          34,062

Long-term debt                                     100,670         102,115
Capitalized leases principally to related
  parties, less current portion                      4,434           4,700
                                                   -------         -------
Total liabilities                                  136,722         140,877
                                                   -------         -------
Common stock subject to redemption                     264               -
                                                   -------         -------
Stockholders' equity:
  Preferred stock, without par value:
    5,000,000 shares authorized; none issued             -               -
  Common stock, without par value: 50,000,000
    shares authorized; 12,949,151 and 12,855,594
    shares issued, respectively                         28              28
  Additional paid-in capital                       237,032         237,031
  Accumulated deficit                             (196,377)       (196,940)
  Unearned compensation                               (628)           (437)
                                                   -------         -------
                                                    40,055          39,682
  Treasury stock, at cost, 1,359,000
    and 624,500 shares, respectively                (3,623)         (1,698)
                                                   -------         -------
Total stockholders' equity                          36,432          37,984
                                                   -------         -------
Total liabilities and stockholders' equity      $  173,418      $  178,861
                                                   =======         =======

See Accompanying Notes to Consolidated Financial Statements.














































                            QUALITY DINING, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                             (In thousands)


                                                Twenty-Eight Weeks Ended
                                                        May 13,     May 14,
                                                         2001        2000
Cash flows from operating activities:                   ------      ------
  Net income                                         $     563    $    692
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization of
      property and equipment                             6,220       6,162
    Amortization of other assets                         1,008         998
    Loss (gain) on sale of property and equipment           (4)        151
    Amortization of unearned compensation                   55         109
    Changes in current assets and current liabilities:
      Net increase in current assets                      (130)     (1,011)
      Net increase (decrease)in current liabilities     (2,520)      2,392
                                                        ------      ------
Net cash provided by operating activities                5,192       9,493
                                                        ------      ------
Cash flows from investing activities:
  Proceeds from sales of property and equipment            144          28
  Purchase of property and equipment                    (3,343)     (5,446)
  Purchase of other assets                                (330)       (349)
                                                        ------      ------
Net cash used in investing activities                   (3,529)     (5,767)
                                                        ------      ------
Cash flows from financing activities:
  Borrowings of long-term debt                          29,750      22,150
  Repayment of long-term debt                          (31,100)    (24,079)
  Purchase of treasury stock                            (1,925)     (1,307)
  Repayment of capitalized lease obligations              (266)       (255)
                                                        ------      ------
Net cash used by financing activities                   (3,541)     (3,491)
                                                        ------      ------
Net increase (decrease) in cash and cash equivalents    (1,878)        235
Cash and cash equivalents, beginning of period           2,912       1,019
                                                        ------      ------
Cash and cash equivalents, end of period             $   1,034   $   1,254
                                                        ======      ======







See Accompanying Notes to Consolidated Financial Statements.






                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 13, 2001
                               (Unaudited)

Note 1:  Description of Business.

Nature  of Business Quality Dining, Inc. (the "Company") operates four distinct restaurant concepts. It owns the Grady's American Grill(R) and two Italian Dining concepts and operates Burger King(R) restaurants and Chili's Grill & Bar (TM) ("Chili's"(R)) as a franchisee of Burger King Corporation and Brinker International, Inc.
("Brinker"),  respectively.   The Company  operates  its  Italian
Dining restaurants under the tradenames of Spageddies Italian Kitchen(R) ("Spageddies"(R)) and Papa Vino's Italian Kitchen(R) ("Papa
Vino's"(R)).   As  of  May  13,  2001,  the  Company  operated  145
restaurants, including 72 Burger King restaurants, 31 Chili's, 34 Grady's American Grill restaurants, three Spageddies and five
Papa Vino's.

Note 2:  Basis of Presentation.

The  accompanying consolidated financial statements  include  the
accounts   of   Quality  Dining,  Inc.  and  its   wholly   owned
subsidiaries.    All   significant  intercompany   balances   and
transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of
Regulation  S-X  promulgated  by  the  Securities  and   Exchange
Commission.   Accordingly,  they  do  not  include  all  of   the
information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the twenty-eight week period ended May 13, 2001 are not necessarily indicative of the results that may be expected for the 52-week year ending October 28, 2001.

These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended
October 29, 2000 included in the Company's Annual Report on  Form
10-K filed with the Securities and Exchange Commission.

Note 3: Disposition of Bagel-Related Businesses

       On October 20, 1997, the Company sold its bagel-related businesses to Mr. Nordahl L. Brue, Mr. Michael J. Dressell and an entity controlled by them and their affiliates. The Company's
board   of   directors  determined  to  sell   the  bagel-related
businesses after a careful evaluation of the future prospects for the bagel business, the competitive environment that then existed in the bagel segment, and the historical performance of the
Company's bagel-related businesses.   The sale included the stock
of Bruegger's Corporation and the stock of all of the other bagel-
related  businesses.   The  total proceeds  from  the  sale  were
$45,164,000.   The  consideration  included   the   issuance   by
Bruegger's Corporation of a junior subordinated note in the amount of $10,000,000 (the "Subordinated Note"), the transfer of
4,310,740  shares  of  the  Company's  common  stock  valued   at
$21,823,000, owned by Messrs. Brue and Dressell, which were retired, a receivable for purchase price adjustment of $500,000, and $16,841,000 in cash.

                          QUALITY DINING, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                              May 13, 2001
                               (Unaudited)

The Subordinated Note has an annual interest rate of 12%, matures in October 2004 and is guaranteed by certain affiliates of Bruegger's Corporation ("Affiliate Guarantors"). The Company has never recognized any interest income from this note. Bruegger's Corporation failed to make the interest payment on the Subordinated Note that was due to the Company on December 1, 2000 and the Company has been advised that the Affiliate Guarantors failed to make an interest payment that was due to their senior secured lender on January 2, 2001. The Affiliate Guarantors own and operate Bruegger's Bagel Bakeries as franchisees of Bruegger's Franchise Corporation, a subsidiary of Bruegger's Corporation. The Company believes that the Bruegger's Bagel Bakeries operated by the Affiliate Guarantors constitute a majority of the Bruegger's Bagel Bakery System and therefore account for a majority of Bruegger's Franchise Corporation's revenues. The Company has been advised that Bruegger's Franchise Corporation has subordinated its right to receive royalty payments from the Affiliate Guarantors to the Affiliate Guarantors' senior secured lender. Consequently, there can be no assurance when, if ever, the Company might receive any principal or interest payments in respect of the Subordinated Note. In view of these and other circumstances, as of the fourth quarter of fiscal 2000, the Company recorded a $10.0 million non-cash charge to fully reserve for the Subordinated Note. On February 28, 2001, the Company agreed to restructure the Subordinated Note as part of the resolution of the disputes the Company had with Bruegger's Corporation. See Note 8.


Note 4:  Commitments.

As of May 13, 2001, the Company had commitments aggregating approximately $2,671,000 for restaurant construction and the purchase of new equipment.


Note 5:  Long-Term Debt.

On August 3, 1999 the Company completed the refinancing of its existing debt with a financing package totaling $125,066,000, consisting of a $76,000,000 revolving credit agreement and a $49,066,000 mortgage facility, as described below. The revolving credit agreement was executed with Chase Bank of Texas, as agent for a group of six banks, providing for borrowings of up to $76,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread. The Company had $21,665,000 available under its revolving credit agreement as of May 13, 2001. The revolving credit agreement is collateralized by the stock of certain subsidiaries of the Company, the Subordinated Note, certain interests in the Company's franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's personal property not pledged in the mortgage financing. The revolving credit agreement will mature on October 31, 2002, at which time all amounts outstanding thereunder are due.

The revolving credit agreement contains, among other provisions, certain restrictive covenants including maintenance of certain prescribed debt and fixed charge coverage ratios, limitations on the incurrence of additional










                          QUALITY DINING, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                              May 13, 2001
                               (Unaudited)

indebtedness, limitations on consolidated capital expenditures, restrictions on the payment of dividends (other than stock dividends) and limitations on the purchase or redemption of shares of the Company's capital stock.

The $49,066,000 mortgage facility has 34 separate mortgage notes. The original term of each mortgage note is either 15 or 20 years. The notes have fixed rates of interest of either 9.79% or 9.94%. The notes require equal monthly interest and principal payments. The Company used the proceeds of the mortgage facility to repay indebtedness under its existing revolving credit agreement. The mortgage notes are collateralized by a first mortgage and security agreement on the real estate, improvements and equipment on 19 of the Company's Chili's restaurants and 15 of the Company's Burger King restaurants. The mortgage notes contain, among other provisions, certain restrictive covenants including maintenance of a consolidated fixed charge coverage ratio for the financed properties.


Note 6: Earnings Per Share

During the first twenty-eight weeks of fiscal 2001 the Company acquired 734,500 shares of common stock for $1,925,000. During the first twenty-eight weeks of fiscal 2001 the Company issued 93,557 shares of restricted stock pursuant to its Long Term Compensation Plans. The Company had outstanding at May 13, 2001 common shares totaling 11,590,151. The Company has also granted options to purchase common shares to its employees and outside directors. These options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS 128.

                                 Twelve weeks ended  Twenty-eight weeks ended
                                    May 13,   May 14,     May 13,  May 14,
                                     2001      2000        2001     2000
                                    ------    ------      ------   ------
(In thousands, except per share amounts)

Basic net income per share:
Net income available to
  common shareholders (numerator)   $  439    $  467      $  563   $  692
                                    ======    ======      ======   ======
Weighted average common shares
  outstanding (denominator)         11,590    12,287      11,686   12,409
                                    ======    ======      ======   ======
Basic net income per share          $ 0.04    $ 0.04     $ 0.05    $ 0.06
                                    ======    ======      ======   ======




                          QUALITY DINING, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                              May 13, 2001
                               (Unaudited)

                             Twelve weeks ended   Twenty-eight weeks ended
                                   May 13,   May14,       May 13, May 14,
                                    2001      2000        2001     2000
                                   ------    ------      ------   ------
(In thousands, except per share amounts)

Diluted net income per share:
Net income available to
 common shareholders (numerator)   $  439   $  467      $  563   $  692
                                   ======   ======      ======   ======
Weighted average common shares
  outstanding                      11,590   12,287      11,686   12,409
Effect of dilutive securities:
  Options on common stock              35       18          23       12
                                   ------   ------      ------   ------
Total common shares and dilutive
  securities(denominator)          11,625   12,305      11,709   12,421
                                   ======   ======      ======   ======
Diluted net income per share       $ 0.04   $ 0.04      $ 0.05   $ 0.06
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

                              Full          Quick
(Dollars  in  thousands)     Service        Service      Other     Total
------------------------------------------------------------------------
Second quarter fiscal 2001
--------------------------
Revenues                   $  34,762     $  17,452   $     -   $  52,214
Income from restaurant
  operations                   4,266         2,602        32       6,900

Operating income               2,376           933      (347)  $   3,022
Interest expense                                                  (2,429)
Other income                                                         336
Income before income                                              ------
  taxes                                                        $     929
                                                                  ======
Depreciation and
  amortization                 2,065           723       308       3,096





                          QUALITY DINING, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                              May 13, 2001
                               (Unaudited)


                               Full          Quick
(Dollars  in  thousands)      Service        Service      Other     Total
---------------------------------------------------------------------------
Second quarter fiscal 2000

Revenues                   $  35,053     $  18,536    $     -    $  53,589
Income from restaurant
  operations                   4,363         3,222         30        7,615

Operating income               2,422         1,379       (413)   $   3,388
Interest expense                                                    (2,618)
Other income                                                           165
Income before income                                                ------
  taxes                                                          $     935
                                                                    ======
Depreciation and
  amortization                 2,031           711        363        3,105



First twenty-eight weeks of fiscal 2001
----------------------------------------
Revenues                   $  80,526     $  39,959    $     -    $ 120,485
Income from restaurant
  operations                   9,833         5,620         75       15,528

Operating income               5,661         1,975     (1,044)   $   6,592
Interest expense                                                    (5,864)
Other income                                                           692
Income before income                                                ------
  taxes                                                          $   1,420
                                                                    ======
Depreciation and
  amortization                 4,810         1,684        734        7,228


First twenty-eight weeks of fiscal 2000
---------------------------------------
Revenues                   $  79,309     $  43,048   $     -     $ 122,357
Income from restaurant
  operations                   9,370         7,440         70       16,880

Operating income               4,910         3,253       (963)   $   7,200
Interest expense                                                    (6,044)
Other income                                                           312
Income before income                                                ------
  taxes                                                          $   1,468
                                                                    ======
Depreciation and
   amortization               4,698          1,631        831        7,160



                          QUALITY DINING, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                              May 13, 2001
                               (Unaudited)

Note 8:  Contingencies

The Company and certain of its officers and directors are parties to  various legal proceedings relating to the Company's purchase,
operation   and   financing   of  the   Company's   bagel-related
businesses.

D & K Foods, Inc., Pacific Capital Ventures, Inc., and PLB Enterprises, Inc., franchisees of Bruegger's Franchise Corporation, and Ken Wagnon, Dan Carney, Jay Wagnon and Patrick Beatty, principals of the foregoing franchisees, commenced an action on July 16, 1997 in the United States District Court for the District of Maryland, against Bruegger's Corporation, Bruegger's Franchise Corporation, Quality Dining, Inc., Daniel B. Fitzpatrick, Michael J. Dressell and Nordahl L. Brue, alleging that the plaintiffs purchased their franchises based upon financial representations that did not materialize, that they purchased preferred stock in Bruegger's Corporation based upon false representations, that Bruegger's Corporation falsely represented its intentions with respect to purchasing bakeries from the plaintiffs or providing financing to the plaintiffs, and that the defendants violated implied covenants of good faith and fair dealing. On February 28, 2001, the parties reached a settlement of this matter pursuant to which the Company agreed to make an initial payment of $125,000 and an additional payment of $175,000 on December 31, 2001. As part of the settlement, the Company also agreed to purchase 96,064 shares of its common stock presently owned by the plaintiffs, on December 31, 2001, for an amount equal to the greater of $2.75 per share or the midpoint between $2.59 and the market price of the Company's stock at the time of closing. As part of the settlement, the plaintiffs agreed to vote their stock in the Company in accordance with the recommendation of the Company's Board of Directors and Bruegger's Corporation has purchased certain equipment from the plaintiffs for $25,000. The Company had previously accrued for the full amount of the settlement, including the expense portion of the share repurchase. The Company has reclassified $264,000 from stockholders' equity to common stock subject to redemption on its consolidated balance sheet related to its agreement to purchase 96,064 shares from the plaintiff on December 31, 2001.

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


                          QUALITY DINING, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                              May 13, 2001
                               (Unaudited)

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

Pursuant to the Share Exchange Agreement by and among Quality Dining, Inc., Bruegger's Corporation, Nordahl L. Brue and Michael
J. Dressell ("Share Exchange Agreement"), the Agreement and Plan of Merger by and among Quality Dining, Inc., Bagel Disposition Corporation and Lethe, LLC, and certain other related agreements entered into as part of the disposition of the Company's bagel-related businesses, the Company was responsible for 50% of the first $14 million of franchise-related litigation expenses, inclusive of attorney's fees, costs, expenses, settlements and judgments (collectively "Franchise Damages"). Bruegger's Corporation and certain of its affiliates are obligated to indemnify the Company from all other Franchise Damages. The Company was originally obligated to pay the first $3 million of its share of Franchise Damages in cash. The Company has satisfied this obligation. The remaining $4 million of the Company's share of Franchise Damages was originally payable by crediting amounts owed to the Company pursuant to the Subordinated Note issued to the Company by Bruegger's Corporation. However, as a result of the Bruegger's

                          QUALITY DINING, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                              May 13, 2001
                               (Unaudited)

Resolution (described below), remainder of the Company's share of Franchise Damages is payable in cash.

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

On February 28, 2001, the Company and Bruegger's Corporation reached a settlement (the "Bruegger's Resolution") of their various disputes that includes, among other things, the following provisions: (a) the principal amount of the Subordinated Note was restated to $10.7 million; (b) the Company and Bruegger's Corporation each released their claim against the other to receive a net working capital adjustment; (c) the Subordinated Note was modified to, among other things, provide for an extension of the period through which interest is to be accrued and added to the principal amount of the Subordinated Note from October, 2000 through January, 2002. From January, 2002 through June, 2002, one-half of the interest is to be accrued and added to the principal amount of the Subordinated Note and one-half of the interest is to be paid in cash. Commencing in January, 2003, interest is to be paid in cash through the maturity of the Subordinated Note in October 2004; (d) the Company and Bruegger's Corporation are each responsible for 50% of the Franchise Damages with respect to the claims asserted by BFBC Ltd., et al. Bruegger's Corporation is entitled to 25% of any net recovery made by the Company on the BFBC, Ltd., Loan; provided, however, that any such entitlement is required to be applied to the outstanding balance of the Subordinated Note; (e) Bruegger's Corporation and its affiliates released their claims for breach of representations and warranties under the Share Exchange Agreement; and (f) Bruegger's Corporation is entitled to a credit of two dollars against the Subordinated Note for every one dollar that Bruegger's Corporation prepays against the Subordinated Note prior to October, 2003 up to a maximum credit of $4 million.

There can be no assurance when, if ever, the Company might receive any principal or interest payments in respect of the Subordinated Note.

On February 28, 2001, the Company entered into an agreement with NBO, LLC which provided for the purchase by the Company of
785,000 shares of common stock of the Company owned by NBO in exchange for four of the Company's Burger King restaurants. At that time, NBO owned 1,159,014 shares of the Company's common stock. In addition, the Company's Chairman, President and Chief Executive Officer entered into an agreement with NBO to purchase its remaining 374,014 shares for $2.1 million. NBO and its principals also entered into a standstill arrangement with the Company which provided that they would not solicit proxies, seek to control or influence the policies of the Company, or otherwise engage in activities hostile to the Company and its management. Consummation of the proposed transactions between the Company, Mr. Fitzpatrick and NBO was subject to numerous closing conditions. Because all closing conditions could not be satisfied, the agreements described above have been terminated.

                          QUALITY DINING, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                              May 13, 2001
                               (Unaudited)


The Company is involved in various other legal proceedings incidental to the conduct of its business, including employment discrimination claims. Based upon currently available information, the Company does not expect that any such proceedings will have a material adverse effect on the Company's financial position or results of operations but there can be no assurance thereof.


Note  9:  Burger  King Franchisee Commitment  and  Early  Renewal
Program

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













                          QUALITY DINING, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                May 13, 2001

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


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages which certain items of revenue and expense bear to total revenues.

                               Twelve Weeks Ended    Twenty-Eight Weeks Ended
                                 May 13,    May14,       May 13,    May 14,
                                  2001       2000         2001       2000
                                ------     ------        ------     ------
Total revenues                   100.0%     100.0%        100.0%     100.0%

Operating expenses:
  Restaurant operating expenses
    Food and beverage             28.3       28.5          28.2       28.4
    Payroll and benefits          29.1       28.9          29.2       29.3
    Depreciation and amortization  5.1        4.9           5.1        4.9
    Other operating expenses      24.3       23.5          24.6       23.6
    Total restaurant operating  ------     ------        ------     ------
      expenses                    86.8       85.8          87.1       86.2

Income from operations            13.2       14.2          12.9       13.8

  General and administrative       7.0        7.5           6.8        7.5
  Facility closing costs             -          -            .2          -
  Amortization of intangibles      0.4        0.4           0.4        0.4
                                ------     ------        ------     ------
 Operating income                  5.8        6.3           5.5        5.9
                                ------     ------        ------     ------
Other income (expense):
  Interest expense                (4.7)      (4.9)         (4.9)      (4.9)
  Interest income                    -          -             -          -
  Other income (expense), net       .6         .3            .6         .2
                                ------     ------        ------     ------
 Total other expense, net         (4.1)      (4.6)         (4.3)      (4.7)
                                ------     ------        ------     ------
Income before income taxes         1.7        1.7           1.2        1.2
Income tax provision               0.9        0.9           0.7        0.6
                                ------     ------        ------     ------
Net income                         0.8%       0.8%          0.5%       0.6%
                                ======     ======        ======     ======










Item  2.  -  MANAGEMENT'S DISCUSSION AND  ANALYSIS  OF  FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)


Restaurant sales for the Company were $52,214,000 for the second quarter of fiscal 2001 versus $53,589,000 for the comparable period in fiscal 2000, a decrease of $1,375,000. Restaurant sales for the first twenty-eight weeks of fiscal 2001 were $120,485,000 versus $122,357,000 for the comparable period in fiscal 2000, a decrease of $1,872,000.

The Company's Burger King restaurant sales were $17,452,000 in the second quarter of fiscal 2001 compared to sales of $18,536,000 in the same period of fiscal 2000, a decrease of
$1,084,000. The Company's Burger King restaurants had average weekly sales of $20,463 in the second quarter of fiscal 2001 versus $21,833 in the same period in fiscal 2000. Sales decreased $3,089,000 to $39,959,000 for the first twenty-eight weeks of fiscal 2001 compared to $43,048,000 for the comparable period in fiscal 2000. Average weekly sales were $20,091 in the first twenty-eight weeks of fiscal 2001 versus $21,785 in the same period in fiscal 2000. The Company believes that the reduction in sales was due to less successful promotional programs in fiscal 2001 versus fiscal 2000.

Sales in the Company's Grady's American Grill restaurant division were $14,876,000 in the second quarter of fiscal 2001 compared to sales of $16,857,000 in the same period in fiscal 2000, a decrease of $1,981,000. The Company closed one unit in fiscal 2000 and one unit during the first quarter of fiscal 2001. The absence of these units accounted for approximately $562,000 of the sales decrease during the second quarter of fiscal 2001. The Company's Grady's American Grill restaurants had average weekly sales of $36,461 in the second quarter of fiscal 2001 versus $39,020 in the same period in fiscal 2000. Sales for the first twenty-eight weeks of fiscal 2001 were $34,788,000 compared to $38,614,000 for the same period in fiscal 2000, a decrease of $3,826,000. The absence of the restaurants which were closed contributed approximately $1,117,000 to the sales decrease. Average weekly sales were $36,087 in the first twenty-eight weeks of fiscal 2001 versus $38,307 in the same period in fiscal 2000. The Company has implemented expanded marketing, operational and menu initiatives intended to stimulate sales at its Grady's American Grill restaurants. Due to the competitive nature of the restaurant industry, these initiatives have not achieved the intended results to date and there can be no assurances that these initiatives will achieve the intended results.

The Company's Chili's Grill & Bar restaurant sales increased $1,557,000 to $15,816,000 in the second quarter of fiscal 2001 compared to $14,259,000 in the same period in fiscal 2000. The Company had increased revenue of $1,031,000 due to additional sales weeks from three new restaurants which were opened during fiscal 2000. Average weekly sales increased to $42,515 in the second quarter of fiscal 2001 versus $41,450 in the same period of fiscal 2000. Sales for the first twenty-eight weeks of fiscal 2001 increased $4,708,000 to $36,480,000 compared to $31,772,000 for the same period in fiscal 2000. The Company had increased revenue of $3,283,000 due to additional sales weeks from three new restaurants which were opened during fiscal 2000. The average weekly sales were $42,027 in the first twenty-eight weeks of fiscal 2001 versus $40,116 in the same period in fiscal 2000.

The Company's Italian Dining Division restaurant sales increased $133,000 to $4,070,000 in the second quarter of fiscal 2001 compared to $3,937,000 in the same period in fiscal 2000. The average weekly sales were $42,400 in the second quarter of fiscal 2001 versus $41,016 in the same period of fiscal 2000. Sales for the first twenty-eight weeks of fiscal 2001 increased $335,000 to $9,258,000 compared to $8,923,000 for the same period in fiscal 2000. The average weekly sales were $41,332 in the first twenty-eight weeks of fiscal 2001 versus $39,840 in the same period in fiscal 2000.


Item  2.  -  MANAGEMENT'S DISCUSSION AND  ANALYSIS  OF  FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)



Total restaurant operating expenses, as a percentage of restaurant sales, increased to 86.8% for the second quarter of fiscal 2001 versus 85.8% in the second quarter of fiscal 2000 and 87.1% in the first twenty-eight weeks of fiscal 2001 versus 86.2% in the same period of fiscal 2000. The following factors influenced the operating margins.

Food and beverage costs improved to 28.3% of total revenues in the second quarter of fiscal 2001 compared to 28.5% of total revenues in the same period in fiscal 2000 and 28.2% in the first twenty-eight weeks of fiscal 2001 compared to 28.4% in the same period of fiscal 2000. Food and beverage costs improved as a percentage of total revenues in both the Company's Full Service and Quick Service segments during the second quarter of fiscal 2001 and the first twenty-eight weeks of fiscal 2001 compared to the same periods in fiscal 2000. The improvement was due to menu price increases and the continued benefit from the reinforcement of operational standards.

Payroll and benefits were 29.1% of total revenues in the second quarter of fiscal 2001 compared to 28.9% in the same period of fiscal 2000. Payroll and benefits were 29.2% of total revenues in the first twenty-eight weeks of fiscal 2000 compared to 29.3% in the same period of fiscal 2000. For the second quarter and first twenty-eight weeks of fiscal 2001, payroll and benefit costs, as a percentage of total revenues, increased in the Company's Quick Service segment mainly due to a decrease in average weekly sales at the restaurants. Payroll and benefit costs, as a percentage of total revenues, decreased in the Company's Full Service segment for the second quarter and first twenty-eight weeks of fiscal 2001 compared to the same periods in fiscal 2000. The improvement was due to increased revenues and the reinforcement of operational standards.

Depreciation and amortization, as a percentage of total revenues, increased to 5.1% for the second quarter of fiscal 2001 compared to 4.9% in the same period in fiscal 2000 and to 5.1% in the first twenty-eight weeks of fiscal 2001 compared to 4.9% in the same period in fiscal 2000. The increase, as a percentage of total revenues, is mainly due to the decrease in total revenues in the second quarter and the first twenty-eight weeks of fiscal 2001 when compared to fiscal 2000.

Other restaurant operating expenses include rent and utilities, royalties, promotional expense, repairs and maintenance, property taxes and insurance. Other restaurant operating expenses as a percentage of total revenues increased in the second quarter of fiscal 2001 to 24.3% compared to 23.5% in the same period of fiscal 2000 and to 24.6% in the first twenty-eight weeks of fiscal 2001 compared to 23.6% in the same period of fiscal 2000. The increases, as a percentage of total revenues, are mainly due to lower sales and increased promotional expense in the Company's Quick Service segment and higher utility expense in both the Quick Service and Full Service segments.

Income from restaurant operations decreased $715,000 to $6,900,000, or 13.2% of revenues, in the second quarter of fiscal 2001 compared to $7,615,0000, or 14.2% of revenues, in the comparable period of fiscal 2000. Income from restaurant operations in the Company's Quick Service segment accounted for $620,000 of the decrease while the Company's Full Service segment accounted for $97,000 of the decrease from the prior year. Income from restaurant operations decreased $1,352,000 to $15,528,000, or 12.9% of revenues, in the first twenty-eight weeks of fiscal 2001 compared to $16,880,0000, or 13.8% of revenues, in the comparable period of fiscal 2000. Income from restaurant operations in the Company's Quick Service segment decreased
$1,820,000 while the Company's Full Service segment increased $463,000 when compared to the first twenty-eight weeks of the prior year.




Item  2.  -  MANAGEMENT'S DISCUSSION AND  ANALYSIS  OF  FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)


General and administrative expenses were $3,677,000 in the second quarter of fiscal 2001 compared to $4,016,000 in the second quarter of fiscal 2000 and $8,250,000 in the first twenty-eight weeks of fiscal 2001 compared to $9,193,000 in the same period of fiscal 2000. As a percentage of total restaurant sales, general and administrative expenses were 7.0% in the second quarter of fiscal 2001 versus 7.5% in the second quarter of fiscal 2000 and 6.8% in the first twenty-eight weeks of fiscal 2001 compared to 7.5% in the same period of fiscal 2000. In the second quarter of fiscal 2000 the Company recorded approximately $255,000 in expenses related to the Company's proxy contest with NBO, LLC., and in the first twenty-eight weeks of fiscal 2000 the Company recorded approximately $350,000 in expenses related to the proxy contest with NBO, LLC. The Company did not incur similar expenses during fiscal 2001.

The Company recorded expenses of $216,000 for facility closing costs in the first twenty-eight weeks of fiscal 2001 versus none in the same period of fiscal 2000. During the first quarter of fiscal 2001 the Company closed one Grady's American Grill restaurant because the unit was not meeting the Company's performance targets.

Amortization of intangibles, as a percentage of total revenues, remained consistent at 0.4% for the second quarter of fiscal 2001 and the same period in fiscal 2000, and at 0.4% in the first twenty-eight weeks of fiscal 2001 and the same period of fiscal 2000.

Total other expenses, as a percentage of revenues, decreased to 4.1% for the second quarter of fiscal 2001 from 4.6% during the comparable period in fiscal 2000 and to 4.3% in the first twenty-eight weeks of fiscal 2001 compared to 4.7% in the same period of fiscal 2000. The decrease was due to lower interest expense and an increase in other income relating to the Transformational Payments from Burger King Corporation. See Note 9 Franchisee Commitment.

The provision for income taxes was $490,000 for the second quarter of fiscal 2001 versus $468,000 in the comparable period in fiscal 2001. The provision for income taxes was $857,000 for the first twenty-eight weeks of fiscal 2001 versus $776,000 in the comparable period in fiscal 2001. The Company's effective income tax rate was 60.4% for the first twenty-eight weeks of fiscal 2001 versus 52.9% in the comparable period in fiscal 2000. The high effective income tax rate for the first twenty-eight weeks of fiscal 2001 and fiscal 2000 is mainly due to a large portion of state taxes being based on criteria other than income.

For the second quarter of fiscal 2001, the Company reported net income of $439,000 compared to net income of $467,000 for the same period of fiscal 2000 and $563,000 in the first twenty-eight weeks of fiscal 2001 compared to $692,000 in the same period of fiscal 2000.












Item  2.  -  MANAGEMENT'S DISCUSSION AND  ANALYSIS  OF  FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $1,034,000 at May 13, 2001, a decrease of $1,878,000 from the $2,912,000 at October
29, 2000. Principal uses of funds consisted of: (i) expenditures for property and equipment ($3,343,000) (ii) net repayment of long-term debt ($1,350,000) and (iii) purchase of 734,500 shares of the Company's stock ($1,925,000). Principal sources of funds consisted of those provided by operations ($5,192,000).

The Company's primary cash requirements in fiscal 2001 will be capital expenditures in connection with the opening of new restaurants, remodeling of existing restaurants, maintenance expenditures, purchases of the Company's stock and the reduction of debt under the Company's debt agreements. The Company's capital expenditures for fiscal 2001 are expected to range from $10,000,000 to $13,000,000. The Company expects to incur the majority of the Burger King Early Renewal Program expenses in fiscal 2001 - See Note 9. During fiscal 2001, the Company anticipates opening three to four Burger King restaurants and two to three full service restaurants. As of May 13, 2001 the Company has opened one Burger King restaurant. The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new restaurants opened, whether the Company owns or leases new units and the actual expense related to remodeling and maintenance of existing units and the requirements and timing of the Burger King Early Renewal Program.

On August 3, 1999 the Company completed the refinancing of its existing debt with a financing package totaling $125,066,000, consisting of a $76,000,000 revolving credit agreement and a $49,066,000 mortgage facility, as described below. The revolving credit agreement was executed with Chase Bank of Texas, as agent for a group of six banks, providing for borrowings of up to $76,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread. The Company had $21,665,000 available under its revolving credit agreement as of May 13, 2001. The revolving credit agreement is collateralized by the stock of certain subsidiaries of the Company, the junior subordinated note issued by Bruegger's Corporation, certain interests in the Company's franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's personal property not pledged in the mortgage financing. The revolving credit agreement will mature on October 31, 2002, at which time all amounts outstanding thereunder are due.

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

The $49,066,000 mortgage facility has 34 separate mortgage notes. The term of each mortgage note is either 15 or 20 years. The notes have fixed rates of interest of either 9.79% or 9.94%. The notes require equal monthly interest and principal payments. The Company used the proceeds of the mortgage facility to repay indebtedness under its existing revolving credit agreement.

The mortgage notes are collateralized by a first mortgage and security agreement on the real estate, improvements and equipment on 19 of the Company's Chili's restaurants and 15 of the Company's Burger King restaurants. The mortgage notes contain, among other provisions, certain restrictive covenants including maintenance of a consolidated fixed charge coverage ratio for the financed properties.




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

     None


  (b)     Reports on Form 8-K

      None




                               Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quality Dining, Inc.
(Registrant)


______________________
By: /s/Jeanne  M. Yoder
Vice President & Controller
(Principal accounting officer)

Date:   June 29, 2001