Form 10-Q
period 2001-08-05
QUALITY DINING INC
filed 2001-09-18
CIK 917126

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of  1934

For the quarterly period ended August 5, 2001

                               OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of     1934.

For the transition period from  ______________ to ____________________

Commission file number      0-23420
                            -------

                      QUALITY DINING, INC.
     (Exact name of registrant as specified in its charter)

         Indiana                                       35-1804902
--------------------------------         ----------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

          4220 Edison Lakes Parkway, Mishawaka, Indiana 46545
          ----------------------------------------------------
         (Address of principal executive offices and zip code)


                         (219) 271-4600
                        ----------------
      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes __X____           No ________

The number of shares of the registrant's common stock outstanding as of September 17, 2001 was 11,590,151.




                          QUALITY DINING, INC.
                      QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTER ENDED AUGUST 5, 2001
                                  INDEX


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

Item 6.   Exhibits and Reports on Form 8-K........................22

Signatures........................................................22



















Part I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                          QUALITY DINING, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                 (In thousands, except per share amounts)

                                Twelve Weeks Ended       Forty Weeks Ended
                             August 5,    August 6,     August5,    August 6,
                               2001         2000          2001        2000
Revenues:                    --------     --------      --------    --------
  Burger King               $  19,098    $  20,221     $  59,057   $  63,269
  Chili's Grill & Bar          15,995       14,134        52,475      45,905
  Grady's American Grill       13,182       15,363        47,970      53,977
  Italian Dining Division       3,860        3,868        13,118      12,792
                              -------      -------       -------     -------
Total revenues                 52,135        53,58       172,620     175,943
                              -------      -------       -------     -------
Operating expenses:
  Restaurant operating expenses:
    Food and beverage          14,707       15,094        48,734      49,845
    Payroll and benefits       15,249       15,678        50,474      51,469
    Depreciation and
     amortization               2,699        2,626         8,901       8,638
    Other operating expenses   13,332       13,186        42,833      42,107
                              -------      -------       -------     -------
Total restaurant operating
 expenses                      45,987       46,584       150,942     152,059
                              -------      -------       -------     -------
Income from restaurant
 operations                     6,148        7,002        21,678      23,884

  General and administrative    3,199        4,351        11,449      13,544
  Amortization of intangibles     211          201           681         688
  Impairment of assets and
    facility closing costs          -            -           216           -
                              -------      -------       -------     -------
Operating income                2,738        2,450         9,332       9,652
                              -------      -------       -------     -------
Other income (expense):
  Interest expense             (2,286)      (2,581)       (8,150)     (8,625)
  Loss on sale of property
    and equipment                 (64)        (722)          (60)       (873)
  Interest income                   4            3            17          25
  Other income (expense), net      68          239           743         679
                              -------      -------       -------     -------
Total other expense, net       (2,278)      (3,061)       (7,450)     (8,794)
                              -------      -------       -------     -------
Income (loss) before income
 taxes                            460         (611)        1,882         858
Income tax provision              247          122         1,104         898
                              -------      -------       -------     -------
Net income (loss)           $     213    $    (733)      $   778   $     (40)
                              =======      =======       =======     =======
Basic net income (loss)
 per share                  $    0.02    $   (0.06)      $  0.07   $   (0.01)
                              =======      =======       =======     =======
Diluted net income (loss)
 per share                  $    0.02    $   (0.06)      $  0.07   $  ( 0.01)
                              =======      =======       =======     =======
Weighted average shares
 outstanding:
Basic                          11,590       12,265        11,654      12,361
                              =======      =======       =======     =======
Diluted                        11,610       12,265        11,671      12,361
                              =======      =======       =======     =======



See Accompanying Notes to Consolidated Financial Statements.










































                      QUALITY DINING, INC.
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                     (Dollars in thousands)

                                                August 5,            October 29,
                                                  2001                  2000
                                                --------               --------

Assets
-------
Current assets:
  Cash and cash equivalents                     $  2,046              $  2,912
  Accounts receivable                              1,653                 2,216
  Inventories                                      1,774                 2,242
  Deferred income taxes                            1,579                 2,729
  Other current assets                             2,323                 1,651
                                                 -------               -------
Total current assets                               9,375                11,750
                                                 -------               -------
Property and equipment, net                      124,911               126,223
                                                 -------               -------
Other assets:
  Deferred income taxes                            8,421                 7,271
  Trademarks, net                                 11,401                11,657
  Franchise fees and development fees, net         9,011                 9,204
  Goodwill, net                                    7,097                 7,513
  Liquor licenses, net                             2,792                 2,595
  Other                                            2,605                 2,648
                                                 -------               -------
Total other assets                                41,327                40,888
                                                 -------               -------
Total assets                                  $  175,613            $  178,861
                                                 =======               =======
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current portion of capitalized leases
   and long-term debt                         $    1,784            $    1,660
  Accounts payable                                13,784                11,441
  Accrued liabilities                             17,157                20,961
                                                 -------               -------
Total current liabilities                         32,725                34,062

Long-term debt                                   101,619               102,115
Capitalized leases principally to related
  parties, less current portion                    4,332                 4,700
                                                 -------               -------
Total liabilities                                138,676               140,877
                                                 -------               -------
Common stock subject to redemption                   264                     -
                                                 -------               -------
Stockholders' equity:
  Preferred stock, without par value:
    5,000,000 shares authorized; none issued           -                     -
  Common stock, without par value: 50,000,000
    shares authorized; 12,949,151 and 12,855,594
    shares issued, respectively                       28                    28
  Additional paid-in capital                     237,032               237,031
  Accumulated deficit                           (196,162)             (196,940)
  Unearned compensation                             (602)                 (437)
                                                  40,296                39,682
  Treasury stock, at cost, 1,359,000             -------               -------
    and 624,500 shares, respectively              (3,623)               (1,698)
                                                 -------               -------
Total stockholders' equity                        36,673                37,984
                                                 -------               -------
Total liabilities and stockholders' equity    $  175,613            $  178,861
                                                 =======               =======

See Accompanying Notes to Consolidated Financial Statements.













































                      QUALITY DINING, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (In thousands)


                                                    Forty Weeks Ended
                                                      August 5,     August 6,
                                                        2001          2000
                                                      --------      --------
Cash flows from operating activities:
  Net income (loss)                                 $      778     $     (40)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation and amortization of
      property and equipment                             8,923         8,853
    Amortization of other assets                         1,442         1,442
    Loss on sale of property and equipment                  60           873
    Amortization of unearned compensation                   81           129
    Changes in current assets and current liabilities:
      Net (increase) decrease in current assets            359          (986)
      Net increase (decrease)in current liabilities     (1,442)        3,386
                                                       -------       -------
Net cash provided by operating activities               10,201        13,657
                                                       -------       -------
Cash flows from investing activities:
  Proceeds from sales of property and equipment            144         1,094
  Purchase of property and equipment                    (7,815)       (9,143)
  Purchase of other assets                                (731)       (1,376)
                                                       -------       -------
Net cash used in investing activities                   (8,402)       (9,425)
                                                       -------       -------
Cash flows from financing activities:
  Borrowings of long-term debt                          45,250        38,677
  Repayment of long-term debt                          (45,622)      (41,297)
  Purchase of treasury stock                            (1,925)       (1,448)
  Repayment of capitalized lease obligations              (368)         (359)
                                                       -------       -------
Net cash used by financing activities                   (2,665)       (4,427)
                                                       -------       -------

Net decrease in cash and cash equivalents                 (866)         (195)
Cash and cash equivalents, beginning of period           2,912         1,019
                                                       -------       -------
Cash and cash equivalents, end of period             $   2,046     $     824
                                                       =======       =======







See Accompanying Notes to Consolidated Financial Statements.



                      QUALITY DINING, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         August 5, 2001
                           (Unaudited)

Note 1:  Description of Business.

Nature of Business Quality Dining, Inc. (the "Company") operates four distinct restaurant concepts. It owns the Grady's American Grill(R) and two Italian Dining concepts and operates Burger King(R) restaurants and Chili's Grill & Bar(TM)("Chili's"(R)) as a franchisee of Burger King Corporation and Brinker International, Inc.
("Brinker"),  respectively.   The Company  operates  its  Italian
Dining  restaurants under the tradenames of Papa Vino's(R)  Italian
Kitchen   ("Papa   Vino's"(R))  and  Spageddies  Italian   Kitchen(R)
("Spageddies"(R)). As of August 5, 2001, the Company operated 147 restaurants, including 73 Burger King restaurants, 32 Chili's, 34 Grady's, three Spageddies and five Papa Vino's.


Note 2:  Basis of Presentation.

The  accompanying consolidated financial statements  include  the
accounts   of   Quality  Dining,  Inc.  and  its   wholly   owned
subsidiaries.    All   significant  intercompany   balances   and
transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of
Regulation  S-X  promulgated  by  the  Securities  and   Exchange
Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statement reporting purposes. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the forty week period ended August 5, 2001 are not necessarily indicative of the results that may be expected for the 52-week year ending October 28, 2001.

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

                      QUALITY DINING, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                         August 5, 2001
                           (Unaudited)

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


Note 4:  Commitments.

As of August 5, 2001, the Company had commitments aggregating approximately $1,715,000 for restaurant construction and the purchase of new equipment.


Note 5:  Long-Term Debt.

On August 3, 1999 the Company completed the refinancing of its existing debt with a financing package totaling $125,066,000, consisting of a $76,000,000 revolving credit agreement and a $49,066,000 mortgage facility, as described below. The revolving credit agreement was executed with Chase Bank of Texas, as agent for a group of six banks, providing for borrowings of up to $76,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread. The Company had $19,015,000 available under its revolving credit agreement as of August 5, 2001. The revolving credit agreement is collateralized by the stock of certain subsidiaries of the Company, the Subordinated Note, certain interests in the Company's franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's personal property not pledged in the mortgage financing. The revolving credit agreement will mature on October 31, 2002, at which time all amounts outstanding thereunder are due.

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










                      QUALITY DINING, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                         August 5, 2001
                           (Unaudited)


The $49,066,000 mortgage facility has 34 separate mortgage notes. The original term of each mortgage note is either 15 or 20 years. The notes have fixed rates of interest of either 9.79% or 9.94%. The notes require equal monthly payments of interest and principal. The Company used the proceeds of the mortgage facility to repay indebtedness under its existing revolving credit agreement. The mortgage notes are collateralized by a first mortgage and security agreement on the real estate, improvements and equipment on 19 of the Company's Chili's restaurants and 15 of the Company's Burger King restaurants. The mortgage notes contain, among other provisions, certain restrictive covenants including maintenance of a consolidated fixed charge coverage ratio for the financed properties.


Note 6: Earnings Per Share

During the first forty weeks of fiscal 2001 the Company acquired 734,500 shares of common stock for $1,925,000. During the first forty weeks of fiscal 2001 the Company issued 93,557 shares of restricted stock pursuant to its Long Term Compensation Plans.
The Company had outstanding at August 5, 2001 common shares totaling 11,590,151. The Company has also granted options to purchase common shares to its employees and outside directors. These options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS 128.


                                      Twelve weeks ended     Forty weeks ended
                                     August 5, August 6,    August 5, August 6,
                                       2001      2000         2001      2000
                                     --------  ---------    --------  --------
(In thousands, except per share amounts)

Basic net loss per share:
Net income (loss) available to
  common shareholders (numerator)    $   213   $  (733)      $   778  $   (40)
Weighted average common shares       =======   =======       =======  =======
  outstanding (denominator)           11,590    12,265        11,654   12,361
                                     =======   =======       =======  =======
Basic net income (loss) per share    $  0.02   $ (0.06)     $   0.07  $ (0.01)
                                     =======   =======       =======  =======



                      QUALITY DINING, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                         August 5, 2001
                           (Unaudited)

                                      Twelve weeks ended     Forty weeks ended
                                     August 5,  August 6,    August 5, August 6,
                                       2001       2000         2001      2000
                                     --------   --------     --------  --------



(In thousands, except per share amounts)

Diluted net loss per share:
Net income (loss) available to
 common shareholders (numerator)      $   213   $   (733)     $   778  $   (40)
Weighted average common shares        =======    =======      =======  =======
  outstanding                          11,590     12,265       11,654   12,361
Effect of dilutive securities:
  Options on common stock                  20          -           17        -
Total common shares and dilutive      -------    -------      -------  -------
  securities(denominator)              11,610     12,265       11,671   12,361
                                      =======    =======      =======  =======
Diluted net income (loss) per share   $  0.02   $  (0.06)    $   0.07  $ (0.01)
                                      =======    =======      =======  =======



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



                                   Full          Quick
(Dollars  in  thousands)          Service        Service      Other     Total
                                  -------        -------    -------    -------
Third quarter fiscal 2001
-------------------------
Revenues                         $ 33,037       $ 19,098    $     -  $  52,135
Income from restaurant
  operations                        3,034          3,083         31      6,148

Operating income                    1,415          1,682       (359) $   2,738
Interest expense                                                        (2,286)
Other income (expense), net                                                  8
                                                                       -------
Income before income taxes                                           $     460
                                                                       =======
Depreciation and
  amortization                     2,086            748         303  $   3,137



                      QUALITY DINING, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                         August 5, 2001
                           (Unaudited)


                                   Full          Quick
(Dollars  in  thousands)          Service        Service      Other     Total
                                  -------        -------    -------    -------
Third quarter fiscal 2000
-------------------------
Revenues                        $  33,365      $  20,221   $     -   $  53,586
Income from restaurant
  operations                        3,556          3,416        30       7,002

Operating income                    1,430          1,422      (402)  $   2,450
Interest expense                                                        (2,581)
Other income (expense), net                                               (480)
                                                                       -------
Loss before income taxes                                             $    (611)
                                                                       =======
Depreciation and
  amortization                     2,027            727        381   $   3,135


First forty weeks of fiscal 2001
--------------------------------

Revenues                       $ 113,563     $  59,057   $      -    $ 172,620
Income from restaurant
  operations                      12,867         8,703        108       21,678

Operating income                   7,077         3,657     (1,402)   $   9,332
Interest expense                                                        (8,150)
Other income (expense), net                                                700
                                                                       -------
Income before income taxes                                           $   1,882
                                                                       =======
Depreciation and
  amortization                     6,895         2,433      1,037    $  10,365

First forty weeks of fiscal 2000
--------------------------------

Revenues                       $ 112,674     $  63,269   $      -    $ 175,943
Income from restaurant
  operations                      12,926        10,857        101       23,884

Operating income                   6,340         4,674     (1,362)   $   9,652
Interest expense                                                        (8,625)
Other income (expense), net                                               (169)
                                                                       -------
Income before income taxes                                           $     858
                                                                       =======
Depreciation and
  amortization                     6,725         2,358      1,212    $  10,295






                      QUALITY DINING, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                         August 5, 2001
                           (Unaudited)


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


                       QUALITY DINING, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                         August 5, 2001
                           (Unaudited)

The Company elected to satisfy its obligations under the Guaranty by purchasing the Loan from Texas Commerce. On November 24, 1998, the Company bought the Loan for $4,294,000. Thereafter, the Company sold the Loan to its Texas affiliate Grady's American Grill, L.P. ("Grady's"). On November 30, 1998 Grady's commenced an action seeking to recover the amount of the Loan from one of the Principal Guarantors, Michael K. Reilly ("Reilly"). As part of this action Grady's also seeks to enforce a Subordination Agreement that was one of the Loan Documents against MKR Investments, L.P., a partnership ("MKR"). Reilly is the general partner of MKR. This action is pending in the United States District Court for the Southern District of Texas Houston Division as Case No. H-98-4015. Reilly has denied liability and filed counterclaims against Grady's alleging that Grady's engaged in unfair trade practices, violated Florida's "Rico" statute, engaged in a civil conspiracy and violated state and federal securities laws in connection with the Principal Guaranty (the "Counterclaims"). Reilly also filed a third party complaint ("Third Party Complaint") against Quality Dining, Inc., Grady's American Grill Restaurant Corporation, David M. Findlay, Daniel B. Fitzpatrick, Bruegger's Corporation, Bruegger's Franchise Corporation, Champlain Management Services, Inc., Nordahl L. Brue, Michael J. Dressell and Ed Davis ("Third Party Defendants") alleging that Reilly invested in BFBC based upon false representations, that the Third Party Defendants violated state franchise statutes, committed unfair trade practices, violated covenants of good faith and fair dealing, violated the state "Rico" statute and violated state and federal securities laws in connection with the Principal Guaranty.

In addition, BFBC and certain of its affiliates, including the Principal Guarantors ("Intervenors") have intervened and asserted claims against Grady's and the Third Party Defendants that are similar to those asserted in the Counterclaims and the Third Party Complaint. Based upon the currently available information, the Company does not believe that this matter will have a materially adverse effect on the Company's financial position or results of operations. However, there can be no assurance that the Company will be able to realize sufficient value from Reilly to satisfy the amount of the Loan or that the Company will not incur any liability as a result of the Counterclaims or Third Party Complaint filed by Reilly and the Intervenors.

In each of the above cases, one or more present or former officers and directors of the Company were named as party defendants and the Company has and/or is advancing defense costs on their behalf.

Pursuant to the Share Exchange Agreement by and among Quality Dining, Inc., Bruegger's Corporation, Nordahl L. Brue and Michael
J. Dressell ("Share Exchange Agreement"), the Agreement and Plan of Merger by and among Quality Dining, Inc., Bagel Disposition Corporation and Lethe, LLC, and certain other related agreements entered into as part of the disposition of the Company's bagel-related businesses, the Company was responsible for 50% of the first $14 million of franchise-related litigation expenses, inclusive of attorney's fees, costs, expenses, settlements and judgments (collectively "Franchise Damages"). Bruegger's Corporation and certain of its affiliates are obligated to indemnify the Company from all other Franchise Damages. The Company was originally obligated to pay the first $3 million of its share of Franchise Damages in cash. The Company has satisfied this obligation. The remaining $4 million of the Company's share of Franchise Damages was originally payable by crediting amounts owed to the Company pursuant to the Subordinated Note issued to the Company by Bruegger's Corporation. However, as a result of the Bruegger's


                      QUALITY DINING, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                         August 5, 2001
                           (Unaudited)

Resolution (described below), the remainder of the Company's share of Franchise Damages is payable in cash.

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

                      QUALITY DINING, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                         August 5, 2001
                           (Unaudited)

Note  9:  Burger  King Franchisee Commitment  and  Early  Renewal
          Program

On January 27, 2000 the Company executed a "Franchisee Commitment" in which it agreed to undertake certain "Transformational Initiatives" including capital improvements and other routine maintenance in all of its Burger King restaurants. The capital improvements include the installation of signage bearing the new Burger King logo and the installation of a new drive-through ordering system. The initial deadline for completing these capital improvements - December 31, 2001 - has been extended to December 31, 2002, although the Company expects to meet the initial deadline. In addition, the Company agreed to perform, as necessary, certain routine maintenance such as exterior painting, sealing and striping of parking lots and upgraded landscaping. The Company completed this maintenance prior to September 30, 2000, as required. In consideration for executing the Franchisee Commitment, the Company received "Transformational Payments" totaling approximately $3.9 million during fiscal 2000. In addition, the Company expects to receive a supplemental Transformational Payment of approximately $300,000 prior to December 31, 2001. The portion of the Transformational Payments that corresponds to the amount required for the capital improvements will be recognized as income over the useful life of the capital improvements. The portion of the Transformational Payments that corresponds to the required routine maintenance was recognized as a reduction in maintenance expense over the period during which maintenance was performed. The remaining balance of the Transformational Payments is being recognized as other income ratably through December 31, 2001, the term of the initial Franchisee Commitment.

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

                      QUALITY DINING, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                         August 5, 2001
                           (Unaudited)



Burger King Corporation offered a voluntary program to incent franchisees to renew their franchise agreements prior to the scheduled expiration date ("2000 Early Renewal Program"). Franchisees that elected to participate in the 2000 Early Renewal Program are required to make capital investments in their restaurants by, among other things, bringing them up to Burger King Corporation's current image, and to extend occupancy leases. Franchise agreements entered into under the 2000 Early Renewal Program have special provisions regarding the royalty payable during the term, including a reduction in the royalty to 2.75% over five years beginning April, 2002 and concluding in April, 2007.

The Company included 36 restaurants in the 2000 Early Renewal Program. The Company paid franchise fees of $877,000 in the third quarter of fiscal 2000 to extend the franchise agreements of the selected restaurants for sixteen to twenty years. The Company expects to invest approximately $7,000,000 to $8,000,000 to remodel the selected restaurants to bring them up to Burger King Corporation's current image of which approximately $1,600,000 has been expended through the end of the third quarter of fiscal 2001. The initial deadline for completing the required improvements - December 31, 2001 - has been extended to June 30, 2002.


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


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages which certain items of revenue and expense bear to total revenues.

                                      Twelve Weeks Ended     Forty Weeks Ended
                                      August 5, August 6,   August 5,  August 6,
                                        2001      2000        2001       2000
                                       -------   --------    --------  -------
Total revenues                           100.0%     100.0%      100.0%   100.0%

Operating expenses:
  Restaurant operating expenses
    Food and beverage                     28.2       28.2        28.2     28.3
    Payroll and benefits                  29.2       29.3        29.2     29.3
    Depreciation and amortization          5.2        4.9         5.2      4.9
    Other operating expenses              25.6       24.6        24.8     23.9
                                         -----      -----       -----    -----
    Total restaurant operating expenses   88.2       87.0        87.4     86.4

Income from operations                    11.8       13.0        12.6     13.6

  General and administrative               6.1        8.1         6.6      7.7
  Amortization of intangibles              0.4        0.4         0.4      0.4
  Facility closing costs                     -          -         0.1        -
                                         -----      -----       -----    -----
Operating income                           5.3        4.5         5.5      5.5
                                         -----      -----       -----    -----
Other income (expense):
  Interest expense                        (4.4)      (4.8)       (4.7)    (4.9)
  Loss on sale of property and equipment  (0.1)      (1.3)          -     (0.5)
  Other income (expense), net              0.1        0.4         0.3       .3
                                         -----      -----       -----    -----
    Total other expense, net              (4.4)      (5.7)       (4.4)    (5.1)
                                         -----      -----       -----    -----
Income (loss) before income taxes          0.9       (1.2)        1.1      0.4
Income tax provision                       0.5        0.2         0.6      0.5
                                         -----      -----       -----    -----
Net income (loss)                          0.4%      (1.4)%       0.5%    (0.1)%
                                         =====      =====       =====    =====










Item  2.  -  MANAGEMENT'S DISCUSSION AND  ANALYSIS  OF  FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

Restaurant sales for the Company were $52,135,000 for the third quarter of fiscal 2001 versus $53,586,000 for the comparable period in fiscal 2000, a decrease of $1,451,000. Restaurant sales for the first forty weeks of fiscal 2001 were $172,620,000 versus $175,943,000 for the comparable period in fiscal 2000, a decrease of $3,323,000.

The Company's Burger King restaurant sales decreased $1,123,000 to $19,098,000 in the third quarter of fiscal 2001 when compared to restaurant sales of $20,221,000 in the same period of fiscal 2000. The Company had increased revenue of $219,000 due to additional sales weeks from two new restaurants which were opened during fiscal 2001. The Company's Burger King restaurants had average weekly sales of $22,094 in the third quarter of fiscal 2001 versus $24,073 in the same period in fiscal 2000. Sales decreased $4,212,000 to $59,057,000 for the first forty weeks of fiscal 2001 compared to $63,269,000 for the comparable period in fiscal 2000. The Company had increased revenue of $467,000 due to additional sales weeks from two new restaurants which were opened during fiscal 2001 and two restaurants which were opened in fiscal 2000. Average weekly sales were $20,698 in the first forty weeks of fiscal 2001 versus $22,468 in the same period in fiscal 2000. The Company believes that the reduction in sales was due to less successful promotional programs in fiscal 2001 versus fiscal 2000.

The Company's Chili's Grill & Bar restaurant sales increased $1,861,000 to $15,995,000 in the third quarter of fiscal 2001 compared to $14,134,000 in the same period in fiscal 2000. The Company had increased revenue of $1,234,000 due to additional sales weeks from two new restaurants which were opened during fiscal 2000 and one restaurant opened in fiscal 2001. The average weekly sales increased to $42,767 in the third quarter of fiscal 2001 versus $40,614 in the same period of fiscal 2000. Sales for the first forty weeks of fiscal 2001 increased $6,570,000 to $52,475,000 compared to $45,905,000 for the same period in fiscal 2000. The Company had increased revenue of $4,704,000 due to additional sales weeks from three new restaurants which were opened during fiscal 2000 and one restaurant opened in fiscal 2001. The average weekly sales were $42,250 in the first forty weeks of fiscal 2001 versus $40,268 in the same period in fiscal 2000.

Sales in the Company's Grady's American Grill restaurant division were $13,182,000 in the third quarter of fiscal 2001 compared to sales of $15,363,000 in the same period in fiscal 2000, a decrease of $2,181,000. The Company closed one unit in fiscal 2000 and one unit during the first quarter of fiscal 2001. The absence of these units accounted for approximately $452,000 to the sales decrease during the third quarter of fiscal 2001. The Company's Grady's American Grill restaurants had average weekly sales of $32,309 in the third quarter of fiscal 2001 versus $35,811 in the same period in fiscal 2000. Sales for the first forty weeks of fiscal 2001 decreased $6,007,000 to $47,970,000 compared to $53,977,000 for the same period in fiscal 2000. The absence of the restaurants which were closed contributed approximately $1,569,000 to the sales decrease. Average weekly sales were $34,964 in the first forty weeks of fiscal 2001 versus $37,484 in the same period in fiscal 2000. The Company has implemented expanded marketing, operational and menu initiatives intended to stimulate sales at its Grady's American Grill restaurants. Due to the competitive nature of the restaurant industry, these initiatives have not achieved the intended results to date and there can be no assurances that these initiatives will achieve the intended results.








Item  2.  -  MANAGEMENT'S DISCUSSION AND  ANALYSIS  OF  FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

The Company's Italian Dining Division restaurant sales decreased $8,000 to $3,860,000 in the third quarter of fiscal 2001 compared to $3,868,000 in the same period in fiscal 2000. The average weekly sales were $40,205 in the third quarter of fiscal 2001 versus $40,292 in the same period of fiscal 2000. Sales for the first forty weeks of fiscal 2001 increased $326,000 to $13,118,000 compared to $12,792,000 for the same period in fiscal 2000. The average weekly sales were $40,994 in the first forty weeks of fiscal 2001 versus $39,976 in the same period in fiscal 2000.

Total restaurant operating expenses, as a percentage of restaurant sales, increased to 88.2% for the third quarter of fiscal 2001 versus 87.0% in the third quarter of fiscal 2000 and were 87.4% in the first forty weeks of fiscal 2001 versus 86.4% in the same period of fiscal 2000. The following factors influenced the operating margins.

Food and beverage costs were consistent at 28.2% of total revenues in the third quarter of fiscal 2001 when compared to the same period in fiscal 2000 and were relatively consistent at 28.2% in the first forty weeks of fiscal 2001 compared to 28.3% in the same period of fiscal 2000. Food and beverage costs were stable, as a percentage of total revenues, in both the Company's Full Service segment and Quick Service segment during the third quarter and the first forty weeks of fiscal 2001 compared to the same periods in fiscal 2000. The Company has been able to offset increased food and beverage costs with modest menu price increases.

Payroll and benefit costs were 29.2% of total revenues in the third quarter of fiscal 2001 when compared to 29.3% of total revenues in the same period of fiscal 2000. Payroll and benefits were 29.2% of total revenues in the first forty weeks of fiscal 2001 compared to 29.3% in the same period of fiscal 2000. Payroll and benefit costs, as a percentage of total revenues, remained consistent in the Company's Full Service segment and decreased slightly in the Company's Quick Service segment during the third quarter of fiscal 2001. Payroll and benefit costs, as a percentage of total revenues, decreased in the Company's Full Service segment for the first forty weeks of fiscal 2001 compared to the same period in fiscal 2000. The improvement was due to increased revenues and the reinforcement of labor scheduling standards. Payroll and benefit costs, as a percentage of total revenues, increased in the Company's Quick Service segment for the first forty weeks of fiscal 2001 mainly due to a decrease in average weekly sales.

Depreciation and amortization, as a percentage of total revenues, increased to 5.2% for the third quarter of fiscal 2001 compared to 4.9% in the same period in fiscal 2000 and to 5.2% in the first forty weeks of fiscal 2001 compared to 4.9% in the same period of fiscal 2000. The increase, as a percentage of total revenues, is mainly due to the decrease in total revenues in the third quarter and the first forty weeks of fiscal 2001 when compared to fiscal 2000.

Other restaurant operating expenses include rent and utilities, royalties, promotional expense, repairs and maintenance, property taxes and insurance. Other restaurant operating expenses as a percentage of total revenues were 25.6% in the third quarter of fiscal 2001 compared to 24.6% in the same period of fiscal 2000 and 24.8% in the first forty weeks of fiscal 2001 compared to 23.9% in the same period of fiscal 2000. The increases, as a percentage of total revenues, are mainly due to lower sales in the Company's Quick Service segment and higher utility expense in both the Quick Service and Full Service segments. The Company had increased utility expense of $164,000 in the third quarter and $724,000 in the first forty weeks of fiscal 2001 when compared to the same periods in fiscal 2000.




Item  2.  -  MANAGEMENT'S DISCUSSION AND  ANALYSIS  OF  FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

Income from restaurant operations decreased $854,000 to $6,148,000, or 11.8% of revenues, in the third quarter of fiscal 2001 compared to $7,002,000, or 13.0% of revenues, in the comparable period of fiscal 2000. Income from restaurant operations in the Company's Quick Service segment decreased $333,000 while income from the Company's Full Service segment decreased $522,000. The decrease in the Quick Service segment was mainly due to decreased sales and increased utility costs. The decrease in the Full Service segment was also mainly due to decreased sales and higher utility costs. Income from restaurant operations decreased $2,206,000 to $21,678,000, or 12.6% of revenues, in the first forty weeks of fiscal 2001 compared to $23,884,0000, or 13.6% of revenues, in the comparable period of fiscal 2000. Income from restaurant operations in the Company's Quick Service segment accounted for $2,154,000 of the decrease while the Company's Full Service segment contributed $59,000. The decrease in the Quick Service segment was mainly due to decreased sales and increased utility costs. The decrease in the Full Service segment was mainly due to a decrease in sales at the Company's Grady's restaurants and higher utility costs at each full service concept.

General and administrative expenses were $3,199,000 in the third quarter of fiscal 2001 compared to $4,351,000 in the third quarter of fiscal 2000 and $11,449,000 in the first forty weeks of fiscal 2001 compared to $13,544,000 in the same period of fiscal 2000. As a percentage of total restaurant sales, general and administrative expenses were 6.1% in the third quarter of fiscal 2001 versus 8.1% in the third quarter of fiscal 2000 and decreased to 6.6% in the first forty weeks of fiscal 2001 compared to 7.7% in the same period of fiscal 2000. In the third quarter of fiscal 2000 the Company recorded approximately $842,000 in expenses related to the Company's proxy contest with NBO, LLC., and in the first forty weeks of fiscal 2000 the Company recorded approximately $1,447,000 in expenses related to the proxy contest with NBO, LLC. The Company did not incur similar expenses during fiscal 2001.

The Company recorded expenses of $216,000 for facility closing costs in the first forty weeks of fiscal 2001 versus none in the same period of fiscal 2000. During the first quarter of fiscal
2001 the Company closed one Grady's American Grill restaurant because the unit was not meeting the Company's performance targets.

Amortization of intangibles, as a percentage of total revenues, remained consistent at 0.4% for the third quarter of fiscal 2001 compared to 0.4% in the same period in fiscal 2000 and at 0.4% in the first forty weeks of fiscal 2001 compared to 0.4% the same period of fiscal 2000.

Total other expenses, as a percentage of revenues, decreased to 4.4% for the third quarter of fiscal 2001 from 5.7% during the comparable period in fiscal 2000 and decreased to 4.4% in the first forty weeks of fiscal 2001 compared to 5.1% for the same period of fiscal 2000. In the third quarter of fiscal 2001 the Company had a $64,000 loss on the sale of property and equipment compared to a $722,000 loss in fiscal 2000. The Company experienced lower interest expense due to lower interest rates for the third quarter and the first forty weeks of fiscal 2001 when compared to the same period in fiscal 2000.

The provision for income taxes includes federal and state income taxes using the Company's estimated effective income tax rate for the respective fiscal year. The Company had a tax expense of $247,000 in the third quarter of fiscal 2001 compared to expense of $122,000 for the same period of fiscal 2000 and tax expense of $1,104,000 in the first forty weeks of fiscal 2001 compared to tax expense of $898,000 in the same period of fiscal 2000.

For the third quarter of fiscal 2001, the Company reported net income of $213,000 compared to net loss of $733,000 for the same period of fiscal 2000 and net income of $778,000 in the first forty weeks of fiscal 2001 compared to a net loss of $40,000 in the same period of fiscal 2000.


Item  2.  -  MANAGEMENT'S DISCUSSION AND  ANALYSIS  OF  FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $2,046,000 at August 5, 2001, a decrease of $866,000 from the $2,912,000 at October 29, 2000. Principal uses of funds consisted of: (i) expenditures for property and equipment ($7,815,000) (ii) net repayment of long-term debt and capitalized lease obligations ($740,000) and
(iii) purchase of 734,500 shares of the Company's stock ($1,925,000). Principal sources of funds consisted of those provided by operations ($10,201,000).

The Company's primary cash requirements in fiscal 2001 will be capital expenditures in connection with the opening of new restaurants, remodeling of existing restaurants, maintenance expenditures and the reduction of debt under the Company's debt agreements. The Company's capital expenditures for fiscal 2001 are expected to range from $10,000,000 to $13,000,000. The Company expects to incur the majority of the Burger King Early Renewal Program expenses in fiscal 2002 - See Note 9. During fiscal 2001, the Company anticipates opening three Burger King restaurants and two full service restaurants. As of August 5, 2001 the Company has opened two Burger King restaurants and one full service restaurant. The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new restaurants opened, whether the Company owns or leases new units and the actual expense related to remodeling and maintenance of existing units and the requirements and timing of the Burger King Early Renewal Program.

On August 3, 1999 the Company completed the refinancing of its existing debt with a financing package totaling $125,066,000, consisting of a $76,000,000 revolving credit agreement and a $49,066,000 mortgage facility, as described below. The revolving credit agreement was executed with Chase Bank of Texas, as agent for a group of six banks, providing for borrowings of up to $76,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread. The Company had $19,015,000 available under its revolving credit agreement as of August 5, 2001. The revolving credit agreement is collateralized by the stock of certain subsidiaries of the Company, the junior subordinated note issued by Bruegger's Corporation, certain interests in the Company's franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's personal property not pledged in the mortgage financing. The revolving credit agreement will mature on October 31, 2002, at which time all amounts outstanding thereunder are due.

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

The $49,066,000 mortgage facility has 34 separate mortgage notes. The term of each mortgage note is either 15 or 20 years. The notes have fixed rates of interest of either 9.79% or 9.94%. The notes require equal monthly payments of interest and principal. The Company used the proceeds of the mortgage facility to repay indebtedness under its existing revolving credit agreement.

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


Recently Issued Accounting Standards

Statements  of  Financial  Accounting Standards  (SFAS)  No.  141
"Business   Combinations"  and  No.  142  "Goodwill   and   Other
Intangible Assets" were approved by the Financial Accounting Standards Board effective June 30, 2001. SFAS No.141 eliminates the pooling-of-interests method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting for goodwill from an amortization approach to a non-amortization (impairment) approach. Under the new rules, goodwill will no longer be amortized but will be subject to annual
impairment  tests  in  accordance  with  the  Statements.   Other
definite lived intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. The Company is currently studying the impact of the Statements on its financial position, results of `operations and cash flows.


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


Date:  September 18, 2001