Form 10-K405
period 2001-10-28
QUALITY DINING INC
filed 2002-01-28
CIK 917126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
         (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended        OCTOBER 28, 2001
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

Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                  $16,366,120

Aggregate market value of the voting stock held by nonaffiliates of the Registrant based on the last sale price for such stock at November 27, 2001 (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are "affiliates").

                                   11,484,099

              Number of shares of Common Stock, without par value,
                        outstanding at January 14, 2002

                       DOCUMENT INCORPORATED BY REFERENCE

Portions of the following document have been incorporated by reference into this Annual Report on Form 10-K
   IDENTITY OF DOCUMENT                   PART OF FORM 10-K INTO WHICH DOCUMENT
                                          IS INCORPORATED
Definitive Proxy Statement for the
Annual Meeting of Shareholders to be
held March 12, 2002.                      PART III

                              QUALITY DINING, INC.
                               Mishawaka, Indiana
               Annual Report to Securities and Exchange Commission
                                October 28, 2001

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Quality Dining, Inc. (the "Company") operates four distinct restaurant concepts. It owns the Grady's American Grill(R) and two Italian Dining concepts and operates Burger King(R) restaurants and Chili's Grill & Bar(TM) ("Chili's"(R)) as a franchisee of Burger King Corporation and Brinker International, Inc. ("Brinker"), respectively. The Company operates its Italian Dining restaurants under the tradenames of Spageddies Italian Kitchen(R) ("Spageddies"(R)) and Papa Vino's Italian Kitchen(R) ("Papa Vino's"(R)). As of October 28, 2001, the Company operated 191 restaurants, including 116 Burger King restaurants, 33 Chili's, 34 Grady's American Grill restaurants, three Spageddies and five Papa Vino's. Summarized financial information concerning the Company's reportable segments is included in Note 14 to the Company's financial statements included elsewhere in this report.

     The Company was founded in 1981 and has grown from a two-unit Burger King franchisee to a multi-concept restaurant operator. The Company has grown by capitalizing on (i) its significant presence in targeted markets, (ii) the stable operating performance of its Burger King and Chili's restaurants, (iii) strategic acquisitions of Burger King restaurants and Chili's restaurants and
(iv) management's extensive experience.

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

BUSINESS STRATEGY

     The Company's fundamental business strategy is to optimize the cash flow of its operations through proven operating management. The Company plans to use the majority of its cash flow to refurbish existing restaurants, build or acquire new restaurants and reduce debt. The Company believes its strategy will ultimately maximize the long term value of the Company for its shareholders.

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


EXPANSION

     The Company currently plans to open two Burger King restaurants and two full service restaurants in fiscal 2002. The Company also plans to replace three existing Burger King buildings with new Burger King buildings at the same locations. The Company's long term expansion strategy is focused on the development of restaurants in existing markets in order to optimize market penetration. In addition, the Company will continue to consider strategic acquisitions in the Burger King system.

     During fiscal 2001, the Company purchased 42 Burger King restaurants in the Grand Rapids metropolitan area (See Note 13 to the Company's financial statements). The Company paid $4.2 million in cash and assumed certain liabilities of approximately $1.9 million.

     During fiscal 2001, the Company built three new Burger King restaurants, built two new Chili's restaurants and sold one Grady's American Grill restaurant. The Company has also entered into an agreement to sell nine Grady's American Grill restaurants and has closed two additional Grady's American Grill restaurants in fiscal 2002. (See "-Grady's American Grill" and Note 11 to the Company's financial statements.)

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

     Menu. Chili's restaurants are full service, casual dining restaurants featuring quick, efficient and friendly table service designed to minimize customer waiting and facilitate table turnover. Service personnel are dressed casually to reinforce the casual, informal environment. Chili's restaurants feature a diverse menu of broadly appealing food items, including a variety of hamburgers, fajitas, steak, chicken and seafood entrees and sandwiches, barbecued ribs, salads, appetizers and desserts, all of which are prepared fresh daily according to recipes specified by Chili's. Emphasis is placed on serving substantial portions of quality food at modest prices. Each Chili's restaurant has a full bar serving beer, wine and cocktails.

     Advertising and Marketing. Pursuant to its franchise agreements with Brinker, the Company contributes 0.5% of sales from each restaurant to Brinker for advertising and marketing to benefit all restaurants. As part of a system-wide promotional effort, the Company paid an additional advertising fee of 0.375% of sales for the period beginning September 1, 1999 and ended August 30, 2000 and paid a similar fee of 1.0% of sales for the period beginning September 1, 2000 and ended June 27, 2001. From June 28, 2001 through June 26, 2002, the Company has and will pay an additional 1.2% of sales. The Company is also required to spend 2% of sales from each restaurant on local advertising. The Company's advertising expenditures typically exceed the levels required under its agreements with Brinker and the Company spends substantially all of its advertising dollars on television and radio advertising. The Company also conducts promotional marketing efforts targeted at its various local markets.

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

GRADY'S AMERICAN GRILL

     General. Grady's American Grill restaurants feature high-quality food in a classic American style, served in a warm and inviting setting. Prior to the Company's acquisition of the concept from Brinker on December 21, 1995, Brinker owned and operated 33 of the 34 Grady's American Grill restaurants owned and operated by the Company at the end of fiscal 2001.

     During the second half of fiscal 2001, the Company experienced a significant decrease in sales and cash flow in its Grady's American Grill division. The Company initiated various management actions in response to this declining trend, including evaluating strategic business alternatives for the division both as a whole and at each of its 34 restaurant locations. Subsequently, the Company entered into an agreement to sell nine of its Grady's American Grill restaurants for approximately $10.4 million. The Company expects the sale to close during the second quarter of its fiscal 2002, but there can be no assurance thereof. Because the carrying amount of the related assets as of October 28, 2001 exceeded the estimated net sale proceeds, the Company recorded an impairment charge of $4.1 million related to these nine restaurants. As a consequence of this loss and in connection with the aforementioned evaluation, the Company estimated the future cash flows expected to result from the continued operation and the residual value of the remaining restaurant locations in the division and concluded that, in 12 locations, the undiscounted estimated future cash flows were less than the carrying amount of the related assets. Accordingly, the Company concluded that these assets had been impaired. The Company measured the impairment and recorded an impairment charge related to these assets aggregating $10.4 million.

     In determining the fair value of the aforementioned 12 restaurants, the Company relied primarily on discounted cash flow analyses that incorporated investment horizons ranging from three to 15 years and utilized a risk adjusted discount factor.

     Also, in the fourth quarter of fiscal 2001, the Company committed to plans to close two Grady's American Grill restaurants during the first quarter of 2002. The Company accrued exit costs aggregating approximately $0.2 million, principally for on-going rental costs.

     While the Company believes that the Grady's assets are reported at their estimated fair values as of October 28, 2001, there can be no assurances that future asset impairments may not occur.

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

ITALIAN DINING CONCEPTS

     General. The Company's Italian Dining concepts consist of Papa Vino's Italian Kitchen and Spageddies Italian Kitchen. The first Papa Vino's restaurant was opened in 1996 and the first Spageddies restaurant was opened in 1994. The Company had been a franchisee of Spageddies since 1994, and became the owner of the concept in October 1995. Papa Vino's and Spageddies each offers a casual dining atmosphere with high-quality food, generous portions and moderate prices, all enjoyed in a setting featuring the ambiance of a traditional Italian trattoria with stone archways, large wine casks and wine racks lining the walls and exhibition cooking in an inviting, comfortable environment. The Company's Italian Dining concepts are proprietary and provide the Company with flexibility for expansion and development.

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

FRANCHISE AND DEVELOPMENT AGREEMENTS

     Burger King. On November 3, 2000, the Company entered into a Non-Exclusive Development Agreement with Burger King Corporation ("the "BKC Agreement"). The BKC Agreement grants the Company the non-exclusive right to develop 12 Burger King restaurants in three specified counties in Michigan, two specified counties in Ohio and 20 specified counties in Indiana. The BKC Agreement expires June 30, 2004 and establishes the following development schedule:

                                                     Cumulative No. of                     Cumulative No. of
         Performance Period                 Restaurants Required to be Opened         Restaurants Actually Opened
         ------------------                 ---------------------------------         ---------------------------
         By September 30, 2001                                 2                                 2
         By August 31, 2002                                    5                                 -
         By June 30, 2003                                      8                                 -
         By June 30, 2004                                     12                                 -

     The Company paid a $60,000 franchise fee deposit to Burger King Corporation. With each new restaurant that the Company opens pursuant to the BKC Agreement, it will receive a credit of $5,000 against the applicable franchise fee for such restaurant.

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

     On January 27, 2000 the Company executed a "Franchisee Commitment" pursuant to which it agreed to undertake certain "Transformational Initiatives" including capital improvements and other routine maintenance in all of its Burger King restaurants. The capital improvements include the installation of signage bearing the new Burger King logo and the installation of a new drive-through ordering system. The initial deadline for completing these capital improvements
- - December 31, 2001 -- has been extended to December 31, 2002, although the Company met the initial deadline with respect to 66 of the 70 Burger King restaurants subject to the Franchisee Commitment. In addition, the Company agreed to perform, as necessary, certain routine maintenance such as exterior painting, sealing and striping of parking lots and upgraded landscaping. The Company completed this maintenance prior to September 30, 2000, as required. In consideration for executing the Franchisee Commitment, the Company received "Transformational Payments" totaling approximately $3.9 million during fiscal 2000. In addition, the Company received a supplemental Transformational Payment of approximately $135,000 in October, 2001 and expects to receive an additional supplemental Transformational Payment in the approximate amount of $180,000 in fiscal 2002. The portion of the Transformational Payments that corresponds to the amount required for the capital improvements will be recognized as income over the useful life of the capital improvements. The portion of the Transformational

Payments that corresponds to the required routine maintenance was recognized as a reduction in maintenance expense over the period during which maintenance was performed. The remaining balance of the Transformational Payments is being recognized as other income ratably through December 31, 2001, the term of the initial Franchisee Commitment except that the supplemental Transformational Payments has and will be recognized as other income when received.

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

     For new restaurants, the transitional period will be from July 1, 2000 to June 30, 2003. As of July 1, 2003, the royalty rate will become 4.5% of sales for the full term of new restaurant franchise agreements. For renewals of existing franchise agreements, the transitional period was from July 1, 2000 through June 30, 2001. As of July 1, 2001, existing restaurants that renew their franchise agreements will pay a royalty of 4.5% of sales for the full term of the renewed agreement. The advertising contribution will remain 4% of sales. Royalties payable under existing franchise agreements are not affected by these changes until the time of renewal, at which time the then prevailing rate structure will apply.

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

     The Company included 36 restaurants in the 2000 Early Renewal Program. The Company paid franchise fees of $877,000 in the third quarter of fiscal 2000 to extend the franchise agreements of the selected restaurants for sixteen to twenty years. The Company expects to invest approximately $5.5 to $6.0 million to remodel the selected restaurants to bring them up to Burger King Corporation's current image of which approximately $2.7 million had been expended through the end of fiscal 2001. The initial deadline for completing the required improvements -- December 31, 2001 -- has been extended to June 30, 2002.

     Burger King Corporation offered an additional voluntary program to incent franchisees to renew their franchise agreements prior to the scheduled expiration date ("2001 Early Renewal Program"). Franchisees that elected to participate in the 2001 Early Renewal Program are required to make capital investments in their restaurants by, among other things, bringing them up to Burger King Corporation's current image (Image 99), and to extend occupancy leases. Franchise agreements entered into under the 2001 Early Renewal Program have special provisions regarding the royalty payable during the term, including a reduction in the royalty to 2.75% over five years commencing 90 days after the semi-annual period in which the required capital improvements are made.

     The Company included three restaurants in the 2001 Early Renewal Program. The Company paid franchise fees of $144,925 in fiscal 2001 to extend the franchise agreements of the selected restaurants for 17 to 20 years. The Company expects to invest approximately $2,400,000 to remodel the selected restaurants to bring them up to Burger King Corporation's current image. The deadline for completing the required improvements is June 30, 2003.

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

     Chili's. The Company has a development agreement with Brinker (the "Chili's Agreement") to develop up to 41 Chili's restaurants in two regions encompassing counties in Indiana, Michigan, Ohio, Kentucky ("Midwest Region"), and Delaware, New Jersey and Pennsylvania ("Philadelphia Region"). The Company paid development fees totaling $260,000 for the right to develop the restaurants in the regions. Each Chili's franchise agreement requires the Company to pay an initial franchise fee of $40,000, a monthly royalty fee of 4% of sales and advertising fees of 0.5% of sales. As part of a system-wide promotional effort, the Company paid an additional advertising fee of 0.375% of sales for the period beginning September 1, 1999 and ending August 30, 2000 and 1.0% of sales for the period beginning September 1, 2000 and ending June 27, 2001. From June 28, 2001 through June 26 2002, the Company will pay an additional 1.2% of sales.

     The Company may develop up to 41 Chili's without specific approval of the franchisor, but is obligated to satisfy the following development schedule:

                        REQUIRED MINIMUM CUMULATIVE NO. OF
                                    RESTAURANTS                       ACTUAL CUMULATIVE NO. OF RESTAURANTS
                       -----------------------------------        ------------------------------------------

                       MIDWEST   PHILADELPHIA                     MIDWEST        PHILADELPHIA
                       REGION       REGION         TOTAL          REGION            REGION            TOTAL
                       -------      ------         -----          -------           ------            -----
December 31, 2001         16          15            33(1)            18               15                33
December 31, 2002         15          16            35(1)
December 31, 2003         15          16            37(1)

(1) Two of the restaurants to be opened in these years may be located in either region at the Company's discretion.

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

COMPETITION

     The restaurant industry is intensely competitive with respect to price, service, location and food quality. The industry is mature and competition can be expected to increase. There are many well-established competitors with substantially greater financial and other resources than the Company, some of which have been in existence for a substantially longer period than the Company and may have substantially more units in the markets where the Company's restaurants are, or may be, located. McDonald's and Wendy's restaurants are the principal competitors to the Company's Burger King restaurants. The competitors to the Company's Chili's and Italian Dining restaurants are other casual dining concepts such as Applebee's, T.G.I. Friday's, Bennigan's, Olive Garden and Red Lobster restaurants. The primary competitors to Grady's American Grill are Houston's, J. Alexander's, Outback Steakhouse, Houlihan's, and O'Charley's Restaurant & Lounge, as well as a large number of locally-owned, independent restaurants. The Company believes that competition is likely to become even more intense in the future.

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

EMPLOYEES

     As of October 28, 2001, the Company employed approximately 10,000 persons. Of those employees, approximately 155 held management or administrative positions, approximately 990 were involved in restaurant management, and the remainder were engaged in the operation of the Company's restaurants. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES.

     The following table sets forth, as of October 28, 2001, the 17 states in which the Company operated restaurants and the number of restaurants in each state. Of the 191 restaurants which the Company operated as of October 28, 2001, the Company owned 53 and leased 138. Many leases provide for base rent plus an additional rent based upon sales to the extent the additional rent exceeds the base rent, while other leases provide for only a base rent.

                     NUMBER OF COMPANY-OPERATED RESTAURANTS

                                                      GRADY'S
                                BURGER                AMERICAN          ITALIAN
                                 KING        CHILI'S    GRILL            DINING         TOTAL
                                 ----        -------    -----            ------         -----
Alabama                                                    1                               1
Arkansas                                                   1                               1
Colorado                                                   3                               3
Delaware                                         2                                         2
Florida                                                    6 (1)                           6
Georgia                                                    5 (2)                           5
Illinois                                                   1                               1
Indiana                              42          5                           2            49
Michigan                             74         10         1                 4            89
Mississippi                                                1                               1
New Jersey                                       5         1                               6
North Carolina                                             2                               2
Ohio                                             3         1                 2             6
Oklahoma                                                   1                               1
Pennsylvania                                     8                                         8
Tennessee                                                  5 (3)                           5
Texas                                                      5                               5
                                ------------------------------------------------------------
   Total                            116         33        34                 8           191
                                    ===         ==        ==                 =           ===


(1) Of these, one restaurant was closed in fiscal 2002 and the Company has contracted to sell the remaining five restaurants.
(2)  The Company has contracted to sell four of these restaurants.
(3)  The Company closed one of these restaurants in fiscal 2002.

     Burger King. As of October 28, 2001, 41 of the Company's Burger King restaurants were leased from real estate partnerships owned by certain of the Company's founding shareholders. See ITEM 13, "Certain Relationships and Related Transactions." The Company also leased seven Burger King restaurants directly from Burger King Corporation and 53 restaurants from unrelated third parties. The Company owned 15 of its Burger King restaurants as of October 28, 2001.

     Chili's Grill & Bar. As of October 28, 2001, the Company owned 12 of its Chili's restaurants and leased 21 other restaurants from unrelated parties.

     Grady's American Grill. As of October 28, 2001, the Company owned 21 of its Grady's American Grill restaurants. The Company's other 13 Grady's American Grill restaurants were leased.

     Italian Dining. As of October 28, 2001, the Company owned five of the Italian Dining restaurants and leased the three other restaurants from unrelated parties.

     Office Lease. The Company leases approximately 53,000 square feet for its headquarters facility in an office building located in Mishawaka, Indiana that was constructed in 1997 and is leased from a limited liability company in which the Company owns a 50% interest. The remaining term of the lease agreement is 10 years. Approximately

4,500 square feet, 12,400 square feet and 5,200 square feet of the Company's headquarters building have been subleased to three tenants with remaining terms of three, four and six years, respectively.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to various legal proceedings relating to the Company's previously owned bagel-related businesses.

      D & K Foods, Inc., Pacific Capital Ventures, Inc., and PLB Enterprises, Inc., franchisees of Bruegger's Franchise Corporation, and Ken Wagnon, Dan Carney, Jay Wagnon and Patrick Beatty, principals of the foregoing franchisees, commenced an action on July 16, 1997 in the United States District Court for the District of Maryland, against Bruegger's Corporation, Bruegger's Franchise Corporation, Quality Dining, Inc., Daniel B. Fitzpatrick, Michael J. Dressell and Nordahl L. Brue, alleging that the plaintiffs purchased their franchises based upon financial representations that did not materialize, that they purchased preferred stock in Bruegger's Corporation based upon false representations, that Bruegger's Corporation falsely represented its intentions with respect to purchasing bakeries from the plaintiffs or providing financing to the plaintiffs, and that the defendants violated implied covenants of good faith and fair dealing. On February 28, 2001, the parties reached a settlement of this matter pursuant to which the Company made an initial payment of $125,000 and an additional payment of $175,000 in December 2001. As part of the settlement, the Company also agreed to purchase 96,064 shares of its common stock presently owned by the plaintiffs, in December 2001, for $2.75 per share. The Company has reclassified $264,000 from stockholders' equity to common stock subject to redemption on its consolidated balance sheet related to its agreement to purchase such shares from the plaintiff. As part of the settlement, Bruegger's Corporation purchased certain equipment from the plaintiffs for $25,000. The Company had previously accrued for the full amount of the settlement, including the expense portion of the share repurchase.

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

     The Company elected to satisfy its obligations under the Guaranty by purchasing the Loan from Texas Commerce. On November 24, 1998, the Company bought the Loan for $4,294,000. Thereafter, the Company sold the Loan to its Texas affiliate Grady's American Grill, L.P. ("Grady's"). On November 30, 1998, Grady's commenced an action seeking to recover the amount of the Loan from one of the Principal Guarantors, Michael K. Reilly ("Reilly"). As part of this action Grady's also seeks to enforce a Subordination Agreement that was one of the Loan Documents against MKR Investments, L.P., a partnership ("MKR"). Reilly is the general partner of MKR. This action is pending in the United States District Court for the Southern District of Texas Houston Division as Case No. H-98-4015. Reilly has denied liability and filed counterclaims against Grady's alleging that Grady's engaged in unfair trade practices, violated Florida's "Rico" statute, engaged in a civil conspiracy and violated state and federal securities laws in connection with the Principal Guaranty (the "Counterclaims"). Reilly also filed a third party complaint ("Third Party Complaint") against Quality Dining, Inc., Grady's American Grill Restaurant Corporation, David M. Findlay, Daniel B. Fitzpatrick, Bruegger's Corporation, Bruegger's Franchise Corporation, Champlain Management Services, Inc., Nordahl L. Brue, Michael J. Dressell and Ed Davis ("Third Party Defendants") alleging that Reilly invested in BFBC based upon false representations, that the Third Party Defendants violated state franchise statutes, committed unfair trade practices, violated covenants of good faith and fair dealing, violated the state "Rico" statute and violated state and federal securities laws in connection with the Principal Guaranty.

     In addition, BFBC and certain of its affiliates, including the Principal Guarantors ("Intervenors") have intervened and asserted claims against Grady's and the Third Party Defendants that are similar to those asserted in the Counterclaims and the Third Party Complaint. Based upon the currently available information, the Company does not believe that the ultimate resolution of this matter will have a materially adverse effect on the Company's financial position or results of operations, however, there can be no assurance thereof. Neither can there be any assurance that the Company will be able to realize sufficient value from Reilly or the Principal Guarantors to satisfy the amount of the

Loan.

     In each of the above cases, one or more present or former officers and directors of the Company were named as party defendants and the Company had advanced defense costs on their behalf until they were dismissed by the Court.

     Pursuant to the Share Exchange Agreement by and among Quality Dining, Inc., Bruegger's Corporation, Nordahl L. Brue and Michael J. Dressell ("Share Exchange Agreement"), the Agreement and Plan of Merger by and among Quality Dining, Inc., Bagel Disposition Corporation and Lethe, LLC, and certain other related agreements entered into as part of the disposition of the Company's bagel-related businesses, the Company was responsible for 50% of the first $14 million of franchise-related litigation expenses, inclusive of attorney's fees, costs, expenses, settlements and judgments (collectively "Franchise Damages"). Bruegger's Corporation and certain of its affiliates are obligated to indemnify the Company from all other Franchise Damages. The Company was originally obligated to pay the first $3 million of its share of Franchise Damages in cash. The Company has satisfied this obligation. The remaining $4 million of the Company's share of Franchise Damages was originally payable by crediting amounts owed to the Company pursuant to the $10 million Subordinated Note ("Subordinated Note") issued to the Company by Bruegger's Corporation. However, as a result of the Bruegger's Resolution (described below), the remainder of the Company's share of Franchise Damages is payable in cash.

     On or about September 10, 1999, Bruegger's Corporation, Lethe LLC, Nordahl
L. Brue, and Michael J. Dressell commenced an action against the Company in the United States District Court for the District of Vermont alleging that the Company breached various provisions of the Share Exchange Agreement which arise out of the ongoing dispute concerning the net working capital adjustment contemplated by the Share Exchange Agreement. On February 1, 2000, the Company filed counter-claims against Bruegger's Corporation for the working capital adjustment to which it believes it is entitled. Additionally, on or about September 13, 1999, Messrs. Brue and Dressell asserted a claim for breach of representations and warranties under the Share Exchange Agreement.

     On February 28, 2001, the Company and Bruegger's Corporation reached a settlement (the "Bruegger's Resolution") of their various disputes that includes, among other things, the following provisions: (a) the principal amount of the Subordinated Note was restated to $10.7 million; (b) the Company and Bruegger's Corporation each released their claim against the other to receive a net working capital adjustment; (c) the Subordinated Note was modified to, among other things, provide for an extension of the period through which interest is to be accrued and added to the principal amount of the Subordinated Note from October, 2000 through January, 2002. From January, 2002 through June, 2002, one-half of the interest is to be accrued and added to the principal amount of the Subordinated Note and one-half of the interest is to be paid in cash. Commencing in January, 2003, interest is to be paid in cash through the maturity of the Subordinated Note in October 2004; (d) the Company and Bruegger's Corporation are each responsible for 50% of the Franchise Damages with respect to the claims asserted by BFBC Ltd., et al., (e) Bruegger's Corporation is entitled to 25% of any net recovery made by the Company on the BFBC, Ltd., Loan; provided, however, that any such entitlement is required to be applied to the outstanding balance of the Subordinated Note; (f) Bruegger's Corporation and its affiliates released their claims for breach of representations and warranties under the Share Exchange Agreement; and (g) Bruegger's Corporation is entitled to a credit of two dollars against the Subordinated Note for every one dollar that Bruegger's Corporation prepays against the Subordinated Note prior to October, 2003 up to a maximum credit of $4 million. As of the fourth quarter of fiscal 2001, Bruegger's Corporation advised the Company that it is unable to continue to pay its 50% share of Franchise Damages. Accordingly, it is likely that the Company will have to incur the full expense of the BFBC litigation and that Bruegger's Corporation will not have the ability to perform its indemnity obligations, if any. The ongoing expense of the BFBC litigation may be significant to the Company's results of operations.

     It is also likely that the Company may never receive any principal or interest payments in respect of the Subordinated Note. The Company has never recognized any interest income from the Subordinated Note and has previously reserved for the full amount of the Subordinated Note. Additionally, the Company is a guarantor of the occupancy leases for certain bagel restaurants currently operated by affiliates of Bruegger's Corporation. As a result of the Company's current assessment of Bruegger's Corporation's financial position, in the fourth quarter of fiscal 2001, the Company recorded a charge of $455,000 to reserve for the estimated liability for the obligations as a guarantor.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matters to a vote of security holders during the fourth quarter of the 2001 fiscal year.

EXECUTIVE OFFICERS OF THE COMPANY

                  Name                       Age                             Position
- ------------------------------------------   ---    ----------------------------------------------------------------
Daniel B. Fitzpatrick                         44    Chairman of the Board, President and Chief Executive Officer

John C. Firth                                 44    Executive Vice President, General Counsel and Secretary

James K. Fitzpatrick                          46    Senior Vice President, Chief Development Officer and Director

Patrick J. Barry                              39    Senior Vice President - Administration and Information
                                                    Technology

Lindley E. Burns                              47    Senior Vice President -- Full Service Dining

Gerald O. Fitzpatrick                         41    Senior Vice President - Burger King Division

Christopher L. Collier                        40    Vice President - Finance

Robert C. Hudson                              45    Vice President - Grady's American Grill Division

Jeanne M. Yoder                               35    Vice President and Controller


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

     (Pursuant to General Instruction G(3) of Form 10-K, the foregoing information is included as an unnumbered Item in Part I of this Annual Report in lieu of being included in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders.)

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the NASDAQ Stock Market's National Market under the symbol QDIN. The prices set forth below reflect the high and low sales quotations for the Company's Common Stock as reported by NASDAQ for the calendar periods indicated. As of January 14, 2002, there were 428 holders of record and approximately 3,260 beneficial owners.

                              Calendar 2001                 Calendar 2000
                            High           Low           High           Low
                          ----------------------        ----------------------
First Quarter             $ 2.750        $ 2.000        $ 4.125        $ 1.813
Second Quarter              2.875          2.000          4.000          2.000
Third Quarter               3.070          2.100          3.625          2.000
Fourth Quarter              2.600          1.800          2.938          1.688

     The Company does not pay cash dividends on its Common Stock. The Company does not anticipate paying cash dividends in the foreseeable future. The Company's revolving credit agreement prohibits the payment of cash dividends and restricts other distributions. The agreement expires October 31, 2002.

     No unregistered equity securities were sold by the Company during fiscal 2001.

ITEM 6.  SELECTED  FINANCIAL DATA

   QUALITY DINING, INC.

- --------------------------------------------------------------------------------------------------------------------------------
                                                                                  Fiscal Year Ended (1)
                                                          October 28,    October 29,   October 31,     October 25,    October 26,
                                                              2001           2000           1999           1998           1997
- --------------------------------------------------------------------------------------------------------------------------------
                                                                (In thousands, except unit and per share data)
STATEMENT OF OPERATIONS DATA(2):
Revenues:
Restaurant sales:
    Burger King                                            $  79,485      $  81,724      $  82,650      $  80,391      $  74,616
    Chili's Grill & Bar                                       69,727         60,921         56,837         55,572         54,277
    Grady's American Grill                                    60,447         68,615         75,198         81,241         85,403
    Italian Dining Division                                   17,126         16,756         16,066         15,040         12,973
    Bruegger's Bagel Bakery                                       --             --             --             --         64,928
- --------------------------------------------------------------------------------------------------------------------------------
Total restaurant sales                                       226,785        228,016        230,751        232,244        292,197
- --------------------------------------------------------------------------------------------------------------------------------
    Franchise related revenue                                     --             --             --             --         10,055
- --------------------------------------------------------------------------------------------------------------------------------
Total revenues                                               226,785        228,016        230,751        232,244        302,252
- --------------------------------------------------------------------------------------------------------------------------------
Operating expenses
    Restaurant operating expenses
       Food and beverage                                      64,196         64,607         67,732         69,102         88,629
       Payroll and benefits                                   67,238         66,782         67,073         66,404         87,905
       Depreciation and amortization                          11,784         11,312         11,002         11,475         17,691
       Other operating expenses                               56,811         54,832         55,890         55,644         74,691
- --------------------------------------------------------------------------------------------------------------------------------
Total restaurant operating expenses:                         200,029        197,533        201,697        202,625        268,916
    General and administrative (3)                            15,111         17,073         15,912         15,488         28,718
    Amortization of intangibles                                  892            910          1,032          1,085          3,112
    Impairment of assets and facility closing costs           15,385             --          2,501            250        200,813
    Franchise operating partner expense                           --             --             --             --          2,066
- --------------------------------------------------------------------------------------------------------------------------------
Total  operating expenses                                    231,417        215,516        221,142        219,448        503,625
- --------------------------------------------------------------------------------------------------------------------------------
Operating income (loss) (4) (5) (6)                           (4,632)        12,500          9,609         12,796       (201,373)
- --------------------------------------------------------------------------------------------------------------------------------
    Other income (expense):
    Interest expense                                         (10,419)       (11,174)       (10,709)       (11,962)       (10,599)
    Provision for uncollectible note receivable (7)               --        (10,000)            --             --             --
    Gain (loss) on sale of property and  equipment (8)          (310)          (878)          (188)          (345)           362
    Interest income                                               22             27            103            190            221
    Other income (expense), net                                1,163            997             43            541             32
- --------------------------------------------------------------------------------------------------------------------------------
Total other expense                                           (9,544)       (21,028)       (10,751)       (11,576)        (9,984)
- --------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                            (14,176)        (8,528)        (1,142)         1,220       (211,357)
Income tax provision (benefit)                                 1,354          1,183            815          1,107        (14,869)
- --------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $ (15,530)     $  (9,711)     $  (1,957)     $     113      $(196,488)
- --------------------------------------------------------------------------------------------------------------------------------
Basic net income (loss) per share                          $   (1.37)     $   (0.79)     $   (0.15)     $    0.01      $  (11.68)
- --------------------------------------------------------------------------------------------------------------------------------
Diluted net income (loss) per share                        $   (1.37)     $   (0.79)     $   (0.15)     $    0.01      $  (11.68)
- --------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding
- --------------------------------------------------------------------------------------------------------------------------------
Basic                                                         11,356         12,329         12,668         12,599         16,820
- --------------------------------------------------------------------------------------------------------------------------------
Diluted                                                       11,356         12,329         12,668         12,654         16,820
- --------------------------------------------------------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------------
                                                                   Fiscal Year Ended (1)
                                              October 28,  October 29, October 31,  October 25,  October 26,
                                                 2001         2000        1999         1998          1997
- -----------------------------------------------------------------------------------------------------------
RESTAURANT DATA:
Units open at end of period:
       Grady's American Grill                     34          35          36            39            40
       Italian Dining Division                     8           8           8             8             8
       Burger King                               116          71          70            70            66
       Chili's Grill & Bar                        33          31          28            28            28
                                           ----------------------------------------------------------------
                    Totals                       191         145         142           145           142
- -----------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA:
       Working capital (deficiency)            $(23,405) $ (22,312)  $ (17,962)    $ (14,747)     $ (8,239)
       Total assets                             167,238    178,861     189,037       196,275       215,973
       Long-term debt, capitalized lease
       and non-competition obligations          113,194    106,815     112,815       118,605       133,111
       Total stockholders' equity                20,380     37,984      49,002        50,926        50,813

(1) All fiscal years presented consisted of 52 weeks except fiscal 1999 which had 53 weeks.

(2) The selected statement of operations data include the operations of Bruegger's Corporation from June 7, 1996 until October 19, 1997.

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

(6) Operating income for the fiscal year ended October 28, 2001 includes non-cash charges for the impairment of assets and facility closings totaling $15,385,000. The non-cash charges consisted primarily of $14,525,000 for the impairment write down for under-performing Grady's American Grill restaurants and $860,000 for store closing expenses and lease guarantee obligations.

(7) As of the fourth quarter of fiscal 2000 the Company recorded a $10,000,000 non-cash charge to fully reserve for the Subordinated Note.

(8) During the third quarter of fiscal 2000 the Company recorded a $717,000 loss on the sale of a Grady's American Grill restaurant.

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

- ---------------------------------------------------------------------------------------------------------------
                                                                                 Fiscal Year Ended
                                                                       October 28,  October 29,   October 31,
                                                                          2001          2000         1999
- ---------------------------------------------------------------------------------------------------------------
Revenues:
Restaurant sales:
    Burger King                                                           35.0%         35.9%        35.8%
    Chili's Grill & Bar                                                   30.7          26.7         24.6
    Grady's American Grill                                                26.7          30.1         32.6
    Italian Dining Division                                                7.6           7.3          7.0
- ---------------------------------------------------------------------------------------------------------------
Total revenues                                                           100.0         100.0        100.0
- ---------------------------------------------------------------------------------------------------------------
Operating expenses:
    Restaurant operating expenses:
       Food and beverage                                                  28.3          28.3         29.4
       Payroll and benefits                                               29.6          29.3         29.1
       Depreciation and amortization                                       5.2           5.0          4.8
       Other operating expenses                                           25.1          24.0         24.2
- ---------------------------------------------------------------------------------------------------------------
Total restaurant operating expenses:                                      88.2          86.6         87.5
- ---------------------------------------------------------------------------------------------------------------
Income from restaurant operations                                         11.8          13.4         12.5
- ---------------------------------------------------------------------------------------------------------------
    General and administrative                                             6.7           7.5          6.9
    Amortization of intangibles                                            0.4           0.4          0.4
    Impairment of assets and facility closing costs                        6.8             -          1.1
- ---------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                   (2.1)          5.5          4.1
- ---------------------------------------------------------------------------------------------------------------
Other income (expense):
    Interest expense                                                      (4.6)         (4.9)        (4.6)
    Provision for uncollectible note receivable                              -          (4.4)           -
    Gain (loss) on sale of property and equipment                         (0.1)         (0.4)           -
    Interest income                                                          -             -            -
    Other income (expense), net                                            0.5           0.4            -
- ---------------------------------------------------------------------------------------------------------------
Total other expense, net                                                  (4.2)         (9.3)        (4.6)
- ---------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                         (6.3)         (3.8)        (0.5)
Income tax provision (benefit)                                             0.5           0.5          0.4
- ---------------------------------------------------------------------------------------------------------------
Net income (loss)                                                         (6.8)%        (4.3)%      (0.9)%
- ---------------------------------------------------------------------------------------------------------------

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000


         Restaurant sales in fiscal 2001 were $226,785,000, a decrease of 0.5% or $1,231,000, compared to restaurant sales of $228,016,000 in fiscal 2000. The decrease was due to a $2,239,000 decrease in restaurant sales in the Company's quick service segment which was partly offset by a $1,008,000 increase in restaurant sales in the Company's full service segment.


         The Company's Burger King restaurant sales were $79,485,000 in fiscal 2001 compared to restaurant sales of $81,724,000 in fiscal 2000, a decrease of $2,239,000. The Company believes that the reduction in sales was due to less successful promotional programs in fiscal 2001 versus fiscal 2000. The Company's Burger King restaurants average weekly sales decreased to $21,329 in fiscal 2001 versus $22,286 in fiscal 2000. The Company had increased revenue of $1,007,000 due to additional sales weeks from three new restaurants opened during fiscal 2001 and two restaurants opened in fiscal 2000 which were open for their first full year in fiscal 2001. The Company also had increased revenue of $1,651,000 from 42 Burger King restaurants in the Grand Rapids, Michigan metropolitan area which were purchased on October 15, 2001 (See Note 13).

         The Company's Chili's Grill & Bar restaurant sales increased $8,806,000 to $69,727,000 in fiscal 2001 compared to restaurant sales of $60,921,000 in fiscal 2000. The Company had increased revenue of $5,702,000 due to additional sales weeks from two new restaurants opened in fiscal 2001 and three restaurants opened in fiscal 2000 which were open for their first full year in fiscal 2001. The Company's Chili's Grill & Bar restaurants average weekly sales increased to $42,650 in fiscal 2001 versus $40,533 in fiscal 2000. The Company believes that the increase in average weekly sales was due to the continued success of operational and marketing initiatives by the Company and the franchisor.

         The Company's Grady's American Grill restaurant sales were $60,447,000 in fiscal 2001 compared to restaurant sales of $68,615,000 in fiscal 2000, a decrease of $8,168,000. The Company closed one unit during the first quarter of fiscal 2001 and one unit during fiscal 2000. These units did not fit the Company's long-term strategic plan as they were located in geographically remote markets and were not meeting the Company's performance expectations. These units contributed $1,807,000 to fiscal 2000 sales. The Company's Grady's American Grill restaurants had average weekly sales of $34,036 in fiscal 2001 versus $36,949 in the same period in fiscal 2000.

     During the second half of fiscal 2001, the Company experienced a significant decrease in sales and cash flow in its Grady's American Grill division. The Company initiated various management actions in response to this declining trend, including evaluating strategic business alternatives for the division both as a whole and at each of its 34 restaurant locations. Subsequently, the Company entered into an agreement to sell nine of its Grady's American Grill restaurants for approximately $10.4 million. The Company expects the sale to close during the second quarter of fiscal 2002, but there can be no assurance thereof. Because the carrying amount of the related assets as of October 28, 2001 exceeded the estimated net sale proceeds, the Company recorded an impairment charge of $4.1 million related to these nine restaurants. As a consequence of this loss and in connection with the aforementioned evaluation, the Company estimated the future cash flows expected to result from the continued operation and the residual value of the remaining restaurant locations in the division and concluded that, in 12 locations, the undiscounted estimated future cash flows were less than the carrying amount of the related assets. Accordingly, the Company concluded that these assets had been impaired. The Company measured the impairment and recorded an impairment charge related to these assets aggregating $10.4 million.

     In determining the fair value of the aforementioned 12 restaurants, the Company relied primarily on discounted cash flow analyses that incorporated investment horizons ranging from three to 15 years and utilized a risk adjusted discount factor. While the Company believes that the Grady's assets are recorded at their estimated fair values as of October 28, 2001, there can be no assurances that future asset impairments may not occur.

     Also, in the fourth quarter of fiscal 2001, the Company committed to plans to close two Grady's American Grill restaurants during the first quarter of 2002. The Company accrued exit costs aggregating approximately $0.2 million, principally for on-going rental costs.

         The Company's Italian Dining Division's restaurant sales increased $370,000 to $17,126,000 in fiscal 2001 when compared to restaurant sales of $16,756,000 in fiscal 2000. The increase was due in part to the continued success of operational and marketing initiatives which increased average weekly sales to $41,169 in fiscal 2001 from $40,280 in fiscal 2000.

         Total restaurant operating expenses were $200,029,000 in fiscal 2001, compared to $197,533,000 in fiscal 2000. As a percentage of restaurant sales, total restaurant operating expenses increased to 88.2% in fiscal 2001 from 86.6% in fiscal 2000. The following factors influenced the operating margins:

         Food and beverage costs were $64,196,000 in fiscal 2001, compared to $64,607,000 in fiscal 2000. As a percentage of total restaurant sales, food and beverage costs remained consistent at 28.3% in fiscal 2001 and fiscal 2000. The Company has been able to offset increased food and beverage costs with modest menu price increases in both its full service and quick service segments.

         Payroll and benefits were $67,238,000 in fiscal 2001, compared to $66,782,000 in fiscal 2000. As a percentage of total restaurant sales, payroll and benefits increased 0.3% to 29.6% in fiscal 2001 from 29.3% in fiscal 2000. Payroll and benefits increased as a percentage of total revenues in the quick service segment but remained consistent in the full service segment. The increase in the quick service segment was mainly due to a decrease in average weekly sales at the Company's Burger King divisions. The Company experienced a significant increase in the cost of its health insurance program for both its full service and quick service segments. During fiscal 2001, the Company incurred approximately $667,000 more expense for health insurance than in fiscal 2000.

         Depreciation and amortization increased $472,000 to $11,784,000 in fiscal 2001 compared to $11,312,000 in fiscal 2000. As a percentage of total restaurant sales, depreciation and amortization increased to 5.2% in fiscal 2001 compared to 5.0% in fiscal 2000.

         Other restaurant operating expenses include rent and utilities, royalties, promotional expense, repairs and maintenance, property taxes and insurance. Other restaurant operating expenses increased $1,979,000 to $56,811,000 in fiscal 2001 compared to $54,832,000 in 2000. Other restaurant operating expenses as a percentage of total restaurant sales increased in fiscal 2001 to 25.1% from 24.0% in fiscal 2000. The increase was mainly due to an increase in utility costs of $958,000 in fiscal 2001 compared to fiscal 2000 and a $607,000 increase in repairs and maintenance expense. The increases were mainly due to the harsh winter weather in the Company's markets and the spike in utility rates during fiscal 2001.

         The Company recorded a $15,385,000 impairment of asset and facility closing charge in fiscal 2001. The charge consisted of a $14,525,000 charge for the impairment of assets in the Company's Grady's American Grill restaurant division, as discussed above, and $860,000 in charges for the cost of closing certain restaurant locations and certain lease guarantee obligations. The Company closed one Grady's American Grill restaurant during fiscal 2001 and plans to close two Grady's American Grill restaurants during the first quarter of fiscal 2002.

         General and administrative expenses, which include corporate and district management costs, were $15,111,000 in fiscal 2001, compared to $17,073,000 in fiscal 2000. As a percentage of total revenues, general and administrative expenses decreased to 6.7% in fiscal 2001 compared to 7.5% in fiscal 2000. In fiscal 2000 the Company incurred approximately $1,250,000 in expenses related to the litigation, proxy contest and tender offer initiated by NBO, LLC. The Company did not incur similar expenses during fiscal 2001.

         Amortization of intangibles was $892,000 in fiscal 2001, compared to $910,000 in fiscal 2000. As a percentage of total revenues, amortization of intangibles remained consistent at 0.4% in fiscal 2001 compared to 0.4% in fiscal 2000.

         The Company had an operating loss of $4,632,000 in fiscal 2001 compared to operating income of $12,500,000 in fiscal 2000.

Total other expenses, as a percentage of total revenues, decreased to 4.2% in fiscal 2001 compared to 9.3% in fiscal 2000. The decrease is primarily due to the fiscal 2000 $10.0 million non-cash charge to reserve for the

Subordinated Note. The Company had an increase in other income from Transformational Payments made by Burger King to the Company. See ITEM 1 -- Franchise and Development Agreements.

         Income tax expense of $1,354,000 was recorded in fiscal 2001 compared to $1,183,000 in fiscal 2000. The increase in income tax was due to increased state income taxes. The Company has a large portion of state taxes based on criteria other than income. The Company did not have a tax benefit for fiscal 2001 since an increase in the valuation reserve for its net operating loss carryforwards offset the benefit created by the fiscal 2001 net loss.

         The Company has net operating loss carryforwards of approximately $54.4 million as well as FICA tip credits and alternative minimum tax credits of $4.2 million. Net operating loss carryforwards of $49.8 million expire in 2012, $3.0 million expire in 2018 and $1.6 million expire in 2021. FICA tip credits of $1.3 million expire in 2012, $477,000 expire in 2013, $572,000 expire in 2014, $571,000 expire in 2015 and $727,000 expire in 2016. The alternative minimum tax credits of $521,000 carryforward indefinitely. At the end of fiscal 2001 the Company had a valuation reserve against its deferred tax asset of $25.7 million resulting in a net deferred tax asset of $10.0 million. The Company's assessment of its ability to realize the net deferred tax asset was based on the weight of both positive and negative evidence, including the taxable income of its current operations. Based on this assessment, the Company believes it is more likely than not that the net deferred tax asset of $10,000,000 will be realized. Such evidence will be reviewed prospectively and the Company may recognize additional tax benefit or expense related to its net deferred tax asset position in the future.

         The net loss in fiscal 2001 was $15,530,000, or $1.37 per share, compared to net loss of $9,711,000, or $0.79 per share, in fiscal 2000.

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

         Total other expenses, as a percentage of total revenues, increased to 9.3% in fiscal 2000 compared to 4.6% in fiscal 1999. The increase is primarily due to the $10.0 million non-cash charge to reserve for the Subordinated Note. The Company had an increase in other income from Transformational Payments made by Burger King to the Company. See ITEM 1 -- Franchise and Development Agreements.

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

MANAGEMENT OUTLOOK

         The following section contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about trends in and the impact of certain initiatives upon the Company's operations and financial results. Forward-looking statements can be identified by the use of words such as "anticipates," "believes," "plans," "estimates," "expects," "intends," "may," and other similar expressions. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that the Company will actually achieve the plans, intentions and expectations discussed in these forward-looking statements. Actual results may differ materially. (See "Forward-Looking Statements" below).

         Quick Service. The quick service segment of the restaurant industry is a very mature and competitive segment, which is dominated by several national chains. Market share is gained through national media campaigns promoting specific sandwiches, usually at a discounted price. The national chains extend marketing efforts to include nationwide premiums and movie tie-ins. The Company believes that its fiscal 2001 Burger King sales were negatively affected by less than optimum promotional campaigns initiated by the Burger King system during the year. The Company believes that several factors should lead to improved performance in fiscal 2002.

         First, the Company should benefit from capital improvements made in fiscal 2001 and to be made in fiscal 2002. Specifically, the Transformational Initiatives and the Early Renewal Program remodeling all enhance the image of the Company's restaurants and should have a positive impact on sales.

         Second, the Company has installed a new kitchen platform in 34 of its Burger King restaurants and plans to convert additional restaurants to the new platform in fiscal 2002. The new platform allows the Company to offer a wider variety of products and offers opportunities for savings on labor costs.

         Third, the Company believes that the marketing strategy planned by the Burger King system should affect sales positively by promoting the flagship Whopper(R) sandwich and offering a value alternative to the consumer.

         Finally, the Company believes that its acquisition of 42 Burger King restaurants in the greater Grand Rapids, Michigan, market on October 15, 2001 should bolster the performance of its Burger King division in fiscal 2002. The Company expects the addition of the Grand Rapids market to increase fiscal 2002 sales between $39,000,000 and $42,000,000. The historical profit margins in the Grand Rapids market are significantly lower than the Company has achieved in its other Burger King markets and, therefore, initially this acquisition will have a negative effect on operating margins in the Company's quick service segment. However, the Company believes that over time it should improve the Grand Rapids profit margins to levels comparable to the margins it achieves in its other Burger King restaurants.

         Full Service. The full service segment of the restaurant industry is also mature and competitive. This segment has a few national companies that utilize national media efficiently. This segment also has numerous regional and local chains that provide service and products comparable to the national chains but which can not support significant marketing campaigns. The Company operates three restaurant concepts that compete in the full service segment.

         During fiscal 2001, the Company experienced strong results in its Chili's and Italian dining divisions. These results were achieved by the application of the Company's disciplined operating systems and successful marketing and menu strategies. The Company believes that the results in its Italian dining division were positively affected by a perception that its Italian dining restaurants offer better value through high quality products and service. The Company also believes that the results in its Chili's division were aided by effective product and marketing support from the franchisor. During fiscal 2002, the Company intends to continue to emphasize the operational and marketing initiatives that contributed to the success of its Chili's and Italian dining divisions achieved in fiscal 2001.

         During fiscal 2001, the results of the Company's Grady's American Grill division did not meet its expectations. The Company believes that the results in this division were negatively affected by competitive intrusion in the Company's markets and the limitations on the Company's ability to efficiently market its Grady's American Grill restaurants. Following the planned sale of nine Grady's American Grill restaurants and the closing of two additional restaurants, the Company believes that the remaining restaurants should represent a smaller but stronger concept. During fiscal 2002, the Company plans to emphasize service initiatives and menu enhancements to stabilize sales and margins. The Company may also consider opportunities to divest under-performing or non-strategic restaurants in fiscal 2002.

                         LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Company's principal sources and uses of cash:

(Dollars in thousands)
- ---------------------------------------------------------------------------------------------------------------
                                                                                   Fiscal Year Ended
                                                                        October 28,   October 29,   October 31,
                                                                           2001          2000          1999
- ---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activity                                    $11,305        $20,384       $13,762

Cash flows from investing activities:
     Acquisition of business, net of cash                                   (4,212)             -             -
     Increase in notes receivable                                                -              -        (4,294)
     Purchase of property and equipment                                    (11,821)       (11,055)       (8,262)
     Purchase of other assets                                                 (858)        (1,501)         (112)
     Proceeds from the sale of assets                                          142          1,105         2,790
     Other, Net                                                                  -            (57)         (200)

 Cash flow from financing activities
     Borrowings (repayment) of long-term debt, net                           6,997         (5,118)       (4,318)
     Purchase of treasury stock                                             (1,925)        (1,448)            -
     Loan financing fees                                                         -              -        (1,327)
     Repayment of capitalized lease                                           (470)          (417)         (371)

         The Company requires capital principally for building or acquiring new restaurants, replacing equipment and remodeling existing restaurants. During the three year period ended October 28, 2001, the Company financed these activities using principally cash flows from operations and its credit facilities. The Company's restaurants generate cash immediately through sales. As is customary in the restaurant industry, the Company does not have significant assets in the form of trade receivables or inventory, and customary payment terms generally result in several weeks of trade credit from its vendors. Therefore, the Company's current liabilities have historically exceeded its current assets.

         In fiscal 2001, cash provided by operating activities was $11,305,000 compared to $20,384,000 in fiscal 2000. The decrease in fiscal 2001 compared to fiscal 2000 was mainly due to the timing of cash disbursements, which resulted in a decrease in accounts payable and accrued liabilities of $3,346,000 in fiscal 2001 versus an increase in accounts payable and accrued liabilities of $6,028,000 in fiscal 2000.

         During fiscal 2001, the Company had $11,821,000 in capital expenditures in connection with the opening of new restaurants and the refurbishing of existing restaurants. Additionally, the Company purchased 42 Burger King restaurants in the Grand Rapids, Michigan metropolitan area (See Note 13 to the Company's financial statements). The Company paid $4.2 million in cash and assumed certain liabilities of approximately $1.9 million in connection with this acquisition.

         Under the Company's share repurchase program the Company repurchased 736,073 shares of its common stock in the open market in fiscal 2001 for $1,925,000. The Company's credit agreement includes certain restrictions on the repurchase of the Company's stock. Future stock repurchases will depend on the Company's ability to comply with these covenants, the Company's available cash and the market value of the Company's stock.

         The Company had net borrowings of $6,997,000 under its revolving credit agreement to fund its operating and investing activities that could not be funded through its operating cash flow. As of October 28, 2001, the Company's revolving credit agreement had an additional $11,475,000 available for future borrowings. The revolving credit agreement is subject to certain restrictive covenants which require the Company, among other things, to achieve agreed upon levels of profitability and cash flow. The Company has historically complied with these covenants and anticipates ongoing compliance through the term of the revolving credit agreement (October 31,

2002.) Nonetheless, should the Company experience an event of default, the Company would need to seek waivers from its lenders or amendments to the covenants.

         The Company's primary cash requirements in fiscal 2002 will be capital expenditures in connection with the opening of new restaurants, remodeling of existing restaurants, maintenance expenditures, and the reduction of debt under the Company's debt agreements. During fiscal 2002, the Company anticipates opening two new Burger King restaurants and two full service restaurants. The Company also plans to replace three existing Burger King buildings with new buildings at the same locations. The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new restaurants opened, whether the Company owns or leases new units and the actual expense related to remodeling and maintenance of existing units. While the Company's capital expenditures for fiscal 2002 are expected to range from $16,000,000 to $18,000,000, if the Company has alternative uses or needs for its cash, the Company believes it could reduce such planned expenditures without affecting its business plan. The Company has debt service requirements of approximately $1,337,000 in fiscal 2002, consisting primarily of the principal payments required under the mortgage facility.

         The Company anticipates that its cash flow from operations, together with the $11,475,000 available under its revolving credit agreement as of October 28, 2001, will provide sufficient funds for its operating, capital expenditures, debt service and other requirements through the end of fiscal 2002.

         The Company's $76,000,000 revolving credit agreement will mature on October 31, 2002, at which time all amounts outstanding thereunder are due. Based upon preliminary indications from its lenders, the Company expects to enter into a new financing agreement before the expiration of the current agreement. The Company believes that the terms and conditions of the new agreement will not be materially different from its current agreement. If the Company is not able to enter into a similar agreement, the Company will have to consider financing alternatives which might include, among others, negotiating an agreement with its existing bank group on less favorable terms, finding a new commercial lender or attempting to identify alternative sources of debt or equity capital. The inability of the Company to replace its existing financing agreement would have a material adverse effect on the Company.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. SFAS 141 also establishes criteria that must be used to determine whether acquired intangible assets should be recognized separately from goodwill in the Company's financial statements. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill and indefinite-lived intangible assets will be tested for impairment in accordance with the provisions of SFAS
142. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company plans on early adopting the provisions of SFAS 142, for the Company as a whole, in the first quarter of fiscal 2002. SFAS 142 allows up to six months from the date of adoption to complete Step 1 of the transitional goodwill impairment test. Step 1 requires the comparison of the fair value of a reporting unit to its carrying value (using amounts measured as of the beginning of the year of adoption) to determine whether there is an indicated transitional goodwill impairment. If a reporting unit's fair value is below its carrying value, the Company will need to complete Step 2 of the transitional goodwill impairment test by the end of fiscal 2002. Step 2 requires the calculation of an "implied" fair value for a reporting unit's goodwill. If the implied fair value of the reporting unit's goodwill is less than its recorded goodwill, a transitional goodwill impairment charge is recognized and reported as a cumulative effect of a change in accounting principle.

         The Company's acquisition of 42 Burger King restaurants in the Grand Rapids, Michigan metropolitan area on October 15, 2001 was accounted for as a purchase in accordance with SFAS No. 141, and the related goodwill will be tested for impairment pursuant to the SFAS 142 transitional impairment provisions in fiscal 2002. The Company has not completed an assessment of the impact of these statements, including the impairment test of goodwill and other intangible assets. Total goodwill, net of accumulated amortization, was $8,068,000 at October 28, 2001. Approximately $541,000 of amortization expense in fiscal 2001 was related to goodwill.

         In October 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS 121, and will be effective for the Company in fiscal 2003. The Company does not believe that the adoption of this statement will have a material affect on future results.

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

         Many of the Company's employees are paid hourly rates related to federal and state minimum wage laws and various laws that allow for credits to that wage. Although the Company has been able to and will continue to attempt to pass along increases in labor costs through food and beverage price increases, there can be no assurance that all such increases can be reflected in its prices or that increased prices will be absorbed by customers without diminishing, to some degree, customer spending at the Company's restaurants.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the more significant estimates which management of the Company has made include whether and to what extent the carrying amount of long-lived assets will be recoverable; whether and to what extent deferred tax assets will be realized; and the estimated expense for the self-insured portions of its employee health care and worker's compensation plans.

FORWARD-LOOKING STATEMENTS

         This report contains and incorporates forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about the Company's development plans and trends in the Company's operations and financial results. Forward-looking statements can be identified by the use of words such as "anticipates," "believes," "plans," "estimates," "expects," "intends," "may," and other similar expressions. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that the Company will actually achieve the plans, intentions and expectations discussed in these forward-looking statements. Actual results may differ materially. Among the risks and uncertainties that could cause actual results to differ materially are the following: the availability and cost of suitable locations for new restaurants; the availability and cost of capital to the Company, including the ability to renew or replace the Company's existing credit facility; the ability of the Company to develop and operate its restaurants; the hiring, training and retention of skilled corporate and restaurant management and other restaurant personnel; the integration and assimilation of acquired concepts; the overall success of the Company's franchisors; the ability to obtain the necessary government approvals and third-party consents; changes in governmental regulations, including increases in the minimum wage; the results of pending litigation; and weather and other acts of God. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to interest rate risk in connection with is $76.0 million revolving credit facility which provides for interest payable at the LIBOR rate plus a contractual spread. The Company's variable rate borrowings under this revolving credit facility totaled $64.5 million at October 28, 2001. The impact on the Company's annual results of operations of a one-point interest rate change would be approximately $645,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

QUALITY DINING, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
- --------------------------------------------------------------------------------------------------------------------
                                                                                      October 28,       October 29,
                                                                                        2001              2000
- --------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                          $  2,070          $  2,912
     Accounts receivable                                                                   1,842             2,216
     Inventories                                                                           2,042             2,242
     Deferred income taxes                                                                 1,999             2,729
     Other current assets                                                                  2,042             1,651
- --------------------------------------------------------------------------------------------------------------------
Total current assets                                                                       9,995            11,750
- --------------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                              119,433           126,223
- --------------------------------------------------------------------------------------------------------------------
Other assets:
     Deferred income taxes                                                                 8,001             7,271
     Trademarks, net                                                                       6,405            11,657
     Franchise fees and development fees, net                                             10,029             9,204
     Goodwill, net                                                                         8,068             7,513
     Liquor licenses, net                                                                  2,757             2,595
     Other                                                                                 2,550             2,648
- --------------------------------------------------------------------------------------------------------------------
Total other assets                                                                        37,810            40,888
- --------------------------------------------------------------------------------------------------------------------
Total assets                                                                           $ 167,238         $ 178,861
- --------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of capitalized lease and long-term debt                            $  1,808          $  1,660
     Accounts payable                                                                     10,735            11,441
     Accrued liabilities                                                                  20,857            20,961
- --------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                 33,400            34,062
Long-term debt                                                                           108,964           102,115
Capitalized leases principally to related  parties, less current portion                   4,230             4,700
- --------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                        146,594           140,877
- --------------------------------------------------------------------------------------------------------------------

Common stock subject to redemption                                                           264                 -
- --------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 9, 10 and 12) Stockholders' equity:
     Preferred stock, without par value: 5,000,000 shares authorized; none issued              -                 -
     Common stock, without par value: 50,000,000 shares authorized;
     12,940,736 and 12,855,594 shares issued, respectively                                    28                28
     Additional paid-in capital                                                          237,002           237,031
     Accumulated deficit                                                                (212,470)         (196,940)
     Unearned compensation                                                                  (557)             (437)
- --------------------------------------------------------------------------------------------------------------------
                                                                                          24,003            39,682
     Less treasury stock, at cost, 1,360,573 and 624,500 shares, respectively              3,623             1,698
- --------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                20,380            37,984
- --------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                             $ 167,238         $ 178,861
- --------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

QUALITY DINING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
- ----------------------------------------------------------------------------------------------------------------------
                                                                                     Fiscal Year Ended
                                                                        October 28,     October 29,     October 31,
                                                                            2001           2000            1999
- ----------------------------------------------------------------------------------------------------------------------
Revenues:
Restaurant sales:
     Burger King                                                           $ 79,485        $ 81,724        $ 82,650
     Chili's Grill & Bar                                                     69,727          60,921          56,837
     Grady's American Grill                                                  60,447          68,615          75,198
     Italian Dining Division                                                 17,126          16,756          16,066
- ----------------------------------------------------------------------------------------------------------------------
Total revenues                                                              226,785         228,016         230,751
- ----------------------------------------------------------------------------------------------------------------------
Operating expenses:
     Restaurant operating expenses:
        Food and beverage                                                    64,196          64,607          67,732
        Payroll and benefits                                                 67,238          66,782          67,073
        Depreciation and amortization                                        11,784          11,312          11,002
        Other operating expenses                                             56,811          54,832          55,890
- ----------------------------------------------------------------------------------------------------------------------
Total restaurant operating expenses:                                        200,029         197,533         201,697
- ----------------------------------------------------------------------------------------------------------------------
Income from restaurant operations                                            26,756          30,483          29,054
- ----------------------------------------------------------------------------------------------------------------------
     General and administrative                                              15,111          17,073          15,912
     Amortization of intangibles                                                892             910           1,032
     Impairment of assets and facility closing costs                         15,385               -           2,501
- ----------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                      (4,632)         12,500           9,609
- ----------------------------------------------------------------------------------------------------------------------
Other income (expense):
        Interest expense                                                    (10,419)        (11,174)        (10,709)
        Provision for uncollectible note receivable                               -         (10,000)              -
        Loss on sale of property and equipment                                 (310)           (878)           (188)
        Interest income                                                          22              27             103
        Other income, net                                                     1,163             997              43
- ----------------------------------------------------------------------------------------------------------------------
Total other expense                                                          (9,544)        (21,028)        (10,751)
- ----------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                    (14,176)         (8,528)         (1,142)
Income tax provision                                                          1,354           1,183             815
- ----------------------------------------------------------------------------------------------------------------------
Net loss                                                                   $(15,530)       $ (9,711)       $ (1,957)
- ----------------------------------------------------------------------------------------------------------------------
Basic net loss per share                                                   $  (1.37)        $ (0.79)        $ (0.15)
- ----------------------------------------------------------------------------------------------------------------------
Diluted net loss per share                                                 $  (1.37)        $ (0.79)        $ (0.15)
- ----------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding
- ----------------------------------------------------------------------------------------------------------------------
     Basic                                                                   11,356          12,329          12,668
- ----------------------------------------------------------------------------------------------------------------------
     Diluted                                                                 11,356          12,329          12,668
- ----------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

QUALITY DINING, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


(Dollars and shares in thousands)
- ----------------------------------------------------------------------------------------------------------------------------------
                                      Shares                  Additional   Retained
                                      Common       Common      Paid-in     Earnings      Unearned      Treasury    Stock-holders'
                                       Stock        Stock      Capital     (Deficit)    Compensation     Stock         Equity
- ----------------------------------------------------------------------------------------------------------------------------------
Balance, October 25, 1998              12,619        $  28     $236,420  $ (185,272)     $      -       $  (250)      $50,926
       Restricted stock grants            155            -          461           -          (461)            -             -
       Amortization of unearned
         Compensation                       -            -            -           -            33             -            33
      Net loss, fiscal 1999                 -            -            -      (1,957)            -             -        (1,957)

- ----------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 1999              12,774           28      236,881    (187,229)         (428)         (250)       49,002
       Purchase of treasury stock           -            -            -           -             -        (1,448)       (1,448)
       Restricted stock grants            104            -          209           -          (209)           -              -
       Amortization of unearned
         Compensation                       -            -            -           -           141             -           141
       Restricted stock forfeited         (23)           -          (59)          -            59             -             -
      Net loss, fiscal 2000                 -            -            -      (9,711)            -             -        (9,711)

- ----------------------------------------------------------------------------------------------------------------------------------
Balance, October 29, 2000              12,855           28      237,031    (196,940)         (437)       (1,698)       37,984

       Purchase of treasury stock           -            -            -           -             -        (1,925)       (1,925)
       Restricted stock grants            103            -          265           -          (265)            -             -
       Amortization of unearned
         Compensation                       -            -            -           -            96             -            96
       Common stock subject to
         Redemption                                                (245)                                                 (245)
       Restricted stock forfeited         (17)           -          (49)          -            49             -             -
      Net loss, fiscal 2001                 -            -            -     (15,530)            -             -       (15,530)
- ----------------------------------------------------------------------------------------------------------------------------------
Balance, October 28, 2001              12,941       $   28    $ 237,002  $ (212,470)     $   (557)      $(3,623)      $20,380
- ----------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

QUALITY DINING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
- -------------------------------------------------------------------------------------------------------------------------------
                                                                                             Fiscal Year Ended
                                                                                  October 28,     October 29,    October 31,
                                                                                      2001           2000            1999
- -------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                                         $(15,530)      $ (9,711)       $ (1,957)
    Adjustments to reconcile net loss to net cash provided by
       operating activities:
        Depreciation and amortization of property and equipment                        11,811         11,605          11,353
        Amortization of other assets                                                    1,880          1,943           2,375
        Impairment of assets and facility closing costs                                15,385              -           2,501
        Provision for uncollectible note receivable                                         -         10,000               -
        Loss on sale of property and equipment                                            310            878             188
        Amortization of unearned compensation                                              96            141              33
        Changes in operating assets and liabilities, excluding effects of acquisitions and dispositions:
           Accounts receivable                                                            374           (270)            412
           Inventories                                                                    391           (366)             (4)
           Other current assets                                                            82            136            (219)
           Accounts payable                                                              (835)         2,143           1,292
           Accrued liabilities                                                         (2,659)         3,885          (2,212)
- -------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                              11,305         20,384          13,762
- -------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Acquisition of business, net of cash                                               (4,212)             -               -
    Increase in notes receivable                                                            -              -          (4,294)
    Proceeds from sales of property and equipment                                         142          1,105           2,790
    Purchase of property and equipment                                                (11,821)       (11,055)         (8,262)
    Purchase of other assets                                                             (858)        (1,501)           (112)
    Other, net                                                                              -            (57)           (200)
- -------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                (16,749)       (11,508)        (10,078)
- -------------------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
    Purchase of treasury stock                                                         (1,925)        (1,448)              -
    Borrowings of long-term debt                                                       70,150         53,677          63,566
    Repayment of long-term debt                                                       (63,153)       (58,795)        (67,884)
    Repayment of capitalized lease obligations                                           (470)          (417)           (371)
    Loan financing fees                                                                     -              -          (1,327)
- -------------------------------------------------------------------------------------------------------------------------------
Net cash (used for) provided by financing activities                                    4,602         (6,983)         (6,016)
- -------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                     (842)         1,893          (2,332)
Cash and cash equivalents, beginning of year                                            2,912          1,019           3,351
- -------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                               $  2,070       $  2,912        $  1,019
- -------------------------------------------------------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest, net of amounts capitalized                               $  9,993       $ 10,941        $ 11,277
    Cash paid for income taxes                                                          1,284            928           1,099

The accompanying notes are an integral part of the consolidated financial statements.

QUALITY DINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

{1} NATURE OF BUSINESS, DISPOSITION OF BUSINESS AND PUBLIC OFFERINGS

NATURE OF BUSINESS - Quality Dining, Inc. and its subsidiaries (the "Company") develop and operate both quick service and full service restaurants in 17 states. The Company owns and operates 34 Grady's American Grill restaurants, five restaurants under the tradename of Spageddies Italian Kitchen and three restaurants under the tradename Papa Vino's Italian Kitchen. The Company also operates, as a franchisee, 116 Burger King restaurants and 33 Chili's Grill & Bar restaurants.

{2} SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR - The Company maintains its accounts on a 52/53 week fiscal year ending the last Sunday in October. The fiscal year ended October 28, 2001 (fiscal 2001) contained 52 weeks. The fiscal year ended October 29, 2000 (fiscal
2000) contained 52 weeks. The fiscal year ended October 31, 1999 (fiscal 1999) contained 53 weeks.

BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of Quality Dining, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                                                           Years
                                                           -----
              Capitalized Lease Property                  17-20
              Buildings and Leasehold Improvements        15-31 1/2
              Furniture and Equipment                     4-7
              Computer Equipment and Software             5

Upon the sale or disposition of property and equipment, the asset cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income. Normal repairs and maintenance costs are expensed as incurred.

LONG-LIVED ASSETS -- Long-lived assets and intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of a restaurant's long-lived asset group to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds fair value of the assets. Considerable management judgment is necessary to estimate the fair value of the assets, including a discounted value of estimated future cash flows and fundamental analyses. Accordingly, actual results could vary from such estimates. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

GOODWILL AND TRADEMARKS - Goodwill arising from the excess of the purchase price over the acquired tangible and intangible net assets acquired in acquisitions is being amortized on a straight-line basis over 20 years. Trademarks have been amortized over 40 years through fiscal 2001. At the end of fiscal 2001 the Company reviewed the useful life of the Grady's American Grill Trademark and determined that the remaining useful life should be 15 years. As part of the fiscal 2001 impairment charge (See Note 11) the Company reduced the net book value of the Grady's American Grill trademark by $4,920,000. Accumulated amortization of goodwill as of October 28, 2001 and October 29, 2000 was $3,791,000 and $3,250,000, respectively. Accumulated amortization of trademarks as of October 28, 2001 and October 29, 2000 was $1,938,000 and $1,607,000,
respectively.

FRANCHISE FEES AND DEVELOPMENT FEES - The Company's Burger King and Chili's franchise agreements require the payment of a franchise fee for each restaurant opened. Franchise fees are deferred and amortized on the straight-line method over the lives of the respective franchise agreements. Development fees paid to the respective franchisors are deferred and expensed in the period the related restaurants are opened. Franchise fees are being amortized on a straight-line basis, generally over 20 years. Accumulated amortization of franchise fees as of October 28, 2001 and October 29, 2000 was $4,510,000 and $3,881,000,
respectively.

ADVERTISING - The Company incurs advertising expense related to its concepts under franchise agreements (see Note 5) or through local advertising. Advertising costs are expensed at the time the related advertising first takes place. Advertising costs were $7,630,000, $7,967,000 and $6,975,000 for fiscal years 2001, 2000 and 1999, respectively.

LIQUOR LICENSES - Costs incurred in securing liquor licenses for the Company's restaurants and the fair value of liquor licenses acquired in acquisitions are capitalized and amortized on a straight-line basis, principally over 20 years. Accumulated amortization of liquor licenses as of October 28, 2001 and October 29, 2000 was $1,122,000 and $985,000, respectively.

DEFERRED FINANCING COSTS -- Deferred costs of debt financing included in other non-current assets are amortized over the life of the related loan agreements, which range from three to 20 years.

COMPUTER SOFTWARE COSTS - Costs of purchased and internally developed computer software are capitalized and amortized over a five-year period using the straight-line method. As of October 28, 2001 and October 29, 2000, capitalized computer software costs, net of related accumulated amortization, aggregated $748,000 and $989,000, respectively. Amortization of computer software costs was $391,000, $536,000 and $476,000 for fiscal years 2001, 2000 and 1999 respectively.

CAPITALIZED INTEREST - Interest costs capitalized during the construction period of new restaurants and major capital projects were $18,000, $104,000 and $24,000 for fiscal years 2001, 2000 and 1999 respectively.

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

NET INCOME (LOSS) PER SHARE - Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding plus all potential dilutive common shares outstanding.

CONCENTRATIONS OF CREDIT RISK - Financial instruments, which potentially subject the Company to credit risk, consist primarily of cash and cash equivalents and notes receivable. Substantially all of the Company's cash and cash equivalents at October 28, 2001 were concentrated with a bank located in Chicago, Illinois.

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


RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. SFAS 141 also establishes criteria that must be used to determine whether acquired intangible assets should be recognized separately from goodwill in the Company's financial statements. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill and indefinite-lived intangible assets will be tested for impairment in accordance with the provisions of SFAS
142. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company plans on early adopting the provisions of SFAS 142, for the Company as a whole, in the first quarter of fiscal 2002. SFAS 142 allows up to six months from the date of adoption to complete Step 1 of the transitional goodwill impairment test. Step 1 requires the comparison of the fair value of a reporting unit to its carrying value (using amounts measured as of the beginning of the year of adoption) to determine whether there is an indicated transitional goodwill impairment. If a reporting unit's fair value is below its carrying value, the Company will need to complete Step 2 of the transitional goodwill impairment test by the end of fiscal 2002. Step 2 requires the calculation of an "implied" fair value for a reporting unit's goodwill. If the implied fair value of the reporting unit's goodwill is less than its recorded goodwill, a transitional goodwill impairment charge is recognized and reported as a cumulative effect of a change in accounting principle.

         The Company's acquisition of 42 Burger King restaurants in the Grand Rapids, Michigan metropolitan area on October 15, 2001 was accounted for as a purchase in accordance with SFAS No. 141, and the related goodwill will be tested for impairment pursuant to the SFAS 142 transitional impairment provisions in fiscal 2002. The Company has not completed an assessment of the impact of these statements, including the impairment test of goodwill and other intangible assets. Total goodwill, net of accumulated amortization, was $8,068,000 at October 28, 2001. Approximately $541,000 of amortization expense in fiscal 2001 was related to goodwill.

         In October 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS 121, and is effective for the Company in fiscal 2003. The Company does not believe that the adoption of this statement will have a material affect on future results.

{3} OTHER CURRENT ASSETS AND ACCRUED LIABILITIES

Other current assets and accrued liabilities consist of the following:
- ----------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                  October 28,      October 29,
                                                                           2001             2000
- ---------------------------------------------------------------------------------------------------
Other current assets:
        Deposits                                                          $    922         $    921
        Prepaid expenses and other                                           1,120              730
- ---------------------------------------------------------------------------------------------------
                                                                          $  2,042         $  1,651
- ---------------------------------------------------------------------------------------------------
Accrued liabilities:
        Accrued salaries, wages and severance                             $  4,542         $  4,893
        Accrued advertising and royalties                                    1,412              912
        Unearned income                                                      3,350            4,663
        Accrued property taxes                                               1,344            1,273
        Accrued sales taxes                                                    925              903
        Accrued insurance costs                                              2,057            2,274
        Other accrued liabilities                                            7,227            6,043
- ---------------------------------------------------------------------------------------------------
                                                                          $ 20,857         $ 20,961
- ---------------------------------------------------------------------------------------------------

{4}  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
- ---------------------------------------------------------------------------------------------------
                                                                        October 28,     October 29,
(Dollars in thousands)                                                     2001             2000
- ---------------------------------------------------------------------------------------------------
Land                                                                      $ 37,259         $ 38,509
Capitalized lease property                                                   7,297            7,297
Buildings and leasehold improvements                                        84,115           82,348
Furniture and equipment                                                     64,095           63,093
Construction in progress                                                     1,155              153
- ---------------------------------------------------------------------------------------------------
                                                                           193,921          191,400
- ---------------------------------------------------------------------------------------------------
Less, accumulated depreciation and capitalized lease amortization           74,488           65,177
- ---------------------------------------------------------------------------------------------------
Property and equipment, net                                               $119,433         $126,223
- ---------------------------------------------------------------------------------------------------


{5} FRANCHISE AND DEVELOPMENT RIGHTS

     The Company has entered into franchise agreements with two franchisors for the operation of two of its restaurant concepts, Burger King and Chili's. The existing franchise agreements provide the franchisors with significant rights regarding the business and operations of the Company's franchised restaurants. The franchise agreements with Burger King Corporation require the Company to pay royalty and advertising fees equal to 3.5% and 4.0% of Burger King restaurant sales, respectively. The franchise agreements with Brinker International, Inc. ("Brinker") covering the Company's Chili's restaurant concept require the Company to pay royalty and advertising fees equal to 4.0% and 0.5% of Chili's restaurant sales, respectively. In addition, the Company is required to spend 2% of sales from each of its Chili's restaurants on local advertising. As part of a system-wide promotional effort, the Company paid an additional advertising fee of 0.375% of Chili's restaurant sales for the period beginning September 1, 1999 and ended August 30, 2000 and paid a similar fee of 1.0% of sales for the period beginning September 1, 2000 and ended June 27, 2001. From June 28, 2001 through June 26, 2002, the Company has and will pay an additional 1.2% of sales.

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

     Chili's. The Company's development agreement with Brinker entitles the Company to develop up to 41 Chili's restaurants in two regions encompassing counties in Indiana, Michigan, Ohio, Kentucky, Delaware, New Jersey and Pennsylvania. The Company paid development fees totaling $260,000 for the right to develop the restaurants in the regions. Each Chili's franchise agreement requires the Company to pay an initial franchise fee of $40,000, a monthly royalty fee of 4% of sales and advertising fees of 0.5% of sales.

     Burger King. On November 3, 2000, the Company entered into a Non-Exclusive Development Agreement with Burger King Corporation ("the "BKC Agreement"). The BKC Agreement grants the Company the non-exclusive right to develop 12 Burger King restaurants in three specified counties in Michigan, two specified counties in Ohio and 20 specified counties in Indiana.

     The Company paid a $60,000 franchise fee deposit to Burger King Corporation. With each new restaurant that the Company opens pursuant to the BKC Agreement, it will receive a credit of $5,000 against the applicable franchise fee for such restaurant.

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

     On January 27, 2000 the Company executed a "Franchisee Commitment" pursuant to which it agreed to undertake certain "Transformational Initiatives" including capital improvements and other routine maintenance in all of its Burger King restaurants. The capital improvements include the installation of signage bearing the new Burger King logo and the installation of a new drive-through ordering system. The initial deadline for completing these capital improvements
- - December 31, 2001 -- has been extended to December 31, 2002, although the Company met the initial deadline with respect to 66 of the 70 Burger King restaurants subject to the Franchisee Commitment. In addition, the Company agreed to perform, as necessary, certain routine maintenance such as exterior painting, sealing and striping of parking lots and upgraded landscaping. The Company completed this maintenance prior to September 30, 2000, as required. In consideration for executing the Franchisee Commitment, the Company received "Transformational Payments" totaling approximately $3.9 million during fiscal 2000. In addition, the Company received a supplemental Transformational Payment of approximately $135,000 in October, 2001 and expects to receive an additional supplemental Transformational Payment in the amount of $180,000 in fiscal 2002. The portion of the Transformational Payments that corresponds to the amount required for the capital improvements will be recognized as income over the useful life of the capital improvements. The portion of the Transformational Payments that corresponds to the required routine maintenance was recognized as a reduction in maintenance expense over the period during which maintenance was performed. The remaining balance of the Transformational Payments is being recognized as other income ratably through December 31, 2001, the term of the initial Franchisee Commitment except that the supplemental Transformational Payments has and will be recognized as other income when earned and payable by Burger King Corporation.

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

     For new restaurants, the transitional period will be from July 1, 2000 to June 30, 2003. As of July 1, 2003, the royalty rate will become 4.5% of sales for the full term of new restaurant franchise agreements. For renewals of existing franchise agreements, the transitional period was from July 1, 2000 through June 30, 2001. As of July 1, 2001, existing restaurants that renew their franchise agreements will pay a royalty of 4.5% of sales for the full term of the renewed agreement. The advertising contribution will remain 4% of sales. Royalties payable under existing franchise agreements are not affected by these changes until the time of renewal, at which time the then prevailing rate structure will apply.

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

     The Company included 36 restaurants in the 2000 Early Renewal Program. The Company paid franchise fees of $877,000 in the third quarter of fiscal 2000 to extend the franchise agreements of the selected restaurants for sixteen to twenty years. The Company expects to invest approximately $5.5 to $6.0 million to remodel the selected restaurants to bring them up to Burger King Corporation's current image of which approximately $2.7 million had been expended through the end of fiscal 2001. The initial deadline for completing the required improvements -- December 31, 2001 -- has been extended to June 30, 2002.

     Burger King Corporation offered an additional voluntary program to incent franchisees to renew their franchise agreements prior to the scheduled expiration date ("2001 Early Renewal Program"). Franchisees that elected to participate in the 2001 Early Renewal Program are required to make capital investments in their restaurants by, among other things, bringing them up to Burger King Corporation's current image (Image 99), and to extend occupancy leases. Franchise agreements entered into under the 2001 Early Renewal Program have special provisions regarding the royalty payable during the term, including a reduction in the royalty to 2.75% over five years commencing 90 days after the semi-annual period in which the required capital improvements are made.

     The Company included three restaurants in the 2001 Early Renewal Program. The Company paid franchise fees of $144,925 in fiscal 2001 to extend the franchise agreements of the selected restaurants for 17 to 20 years. The Company expects to invest approximately $2.4 million to remodel the selected restaurants to bring them up to Burger King Corporation's current image. The deadline for completing the required improvements is June 30, 2003.

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

{6}  INCOME TAXES

The provision for income taxes for the fiscal years ended October 28, 2001, October 29, 2000 and October 31, 1999 is summarized as follows:

- -----------------------------------------------------------------------------------
                                                        Fiscal Year Ended

                                            October 28,   October 29,    October 31,
(Dollars in thousands)                          2001          2000           1999
- -----------------------------------------------------------------------------------
Current:
    Federal                                    $   --         $  102         $   --
    State                                       1,354          1,081            815
- -----------------------------------------------------------------------------------
                                                1,354          1,183            815
- -----------------------------------------------------------------------------------
Deferred:
    Provision (benefit) for the period             --             --             --
- -----------------------------------------------------------------------------------
    Total                                      $1,354         $1,183         $  815
- -----------------------------------------------------------------------------------


The components of the deferred tax asset and liability are as follows:
- -------------------------------------------------------------------------------
                                                   October 28,      October 29,
(Dollars in thousands)                                 2001              2000
- -------------------------------------------------------------------------------
Deferred tax asset:
     Net operating loss carryforwards                $ 19,031          $ 18,464
     Note receivable allowance                          6,173             6,554

     FICA tip credit and minimum tax credit             4,208             3,481

     Accrued liabilities                                2,394             3,597
     Property and equipment                             2,200                --
     Capitalized lease obligations                        723               733
     Other                                              1,295             1,033
- -------------------------------------------------------------------------------
     Deferred tax asset                                36,024            33,862
     Less: Valuation allowance                        (25,705)          (20,362)
- -------------------------------------------------------------------------------
                                                       10,319            13,500
- -------------------------------------------------------------------------------
 Deferred tax liability:
     Property and equipment                                --            (2,267)
     Franchise fees, trademarks and goodwill             (259)           (1,188)
     Other                                                (60)              (45)
- -------------------------------------------------------------------------------
     Deferred tax liability                              (319)           (3,500)
- -------------------------------------------------------------------------------
     Net deferred tax asset                          $ 10,000          $ 10,000
- -------------------------------------------------------------------------------

         The Company has net operating loss carryforwards of approximately $54.4 million as well as FICA tip credits and alternative minimum tax credits of $4.2 million.

         Net operating loss carryforwards expire as follows:

                                                      Net operating loss
                                                        carryforwards
                                                     ---------------------
Net operating loss carryforwards expiring 2012           $ 49,755,000

Net operating loss carryforwards expiring 2018              3,000,000
Net operating loss carryforwards expiring 2021              1,619,000
- --------------------------------------------------------------------------
Total net operating loss carryforwards                   $ 54,374,000
- --------------------------------------------------------------------------

          FICA tip credits expire as follows:

                                                       FICA Tip Credits
                                                     ---------------------
FICA tip credit expiring in 2012                          $ 1,340,000

FICA tip credit expiring in 2013                              477,000
FICA tip credit expiring in 2014                              572,000
FICA tip credit expiring in 2015                              571,000
FICA tip credit expiring in 2016                              727,000
- --------------------------------------------------------------------------
Total FICA tip credits                                    $ 3,687,000
- --------------------------------------------------------------------------

         The alternative minimum tax credits of $521,000 carryforward indefinitely.

         During fiscal 2001, the Company increased its valuation reserve against its deferred tax assets to $25.7 million leaving a net deferred tax asset of $10.0 million. The Company's assessment of its ability to realize the net deferred tax asset was based on the weight of both positive and negative evidence. Based on this assessment, the Company's management believes it is more likely than not that the net deferred tax benefit recorded will be realized. Such evidence will be reviewed prospectively and should the Company's expected operating performance deteriorate, the Company may recognize additional tax benefit or expense related to its net deferred tax asset position in the future.

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

Differences between the effective income tax rate and the U.S. statutory tax rate are as follows:
- --------------------------------------------------------------------------------------------------------------------
                                                                                    Fiscal Year Ended
                                                                        October 28,    October 29,    October 31,
(Percent of pretax income)                                                 2001           2000           1999
- --------------------------------------------------------------------------------------------------------------------
Statutory tax rate                                                         (34.0)%        (34.0)%        (34.0)%
State income taxes, net of federal income tax benefit                        6.3            8.2           47.1
FICA tax credit                                                             (5.1)          (4.4)         (50.1)
Change in valuation allowance                                               40.5           44.0           89.3
Other, net                                                                   1.9            0.1           19.1
- --------------------------------------------------------------------------------------------------------------------
Effective tax rate                                                           9.6%          13.9%          71.4%
- --------------------------------------------------------------------------------------------------------------------

{7} LONG-TERM DEBT AND CREDIT AGREEMENTS

         The Company has a financing package totaling $125,066,000, consisting of a $76,000,000 revolving credit agreement and a $49,066,000 mortgage facility, as described below. The revolving credit agreement executed with Chase Bank of Texas, as agent for a group of six banks, provides for borrowings of up to $76,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread. The Company had $11,475,000 available under its revolving credit agreement as of October 28, 2001. The revolving credit agreement is collateralized by the stock of certain subsidiaries of the Company, certain interests in the Company's franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's personal property not pledged in the mortgage financing. The revolving credit agreement will mature on October 31, 2002, at which time all amounts outstanding thereunder are due.

         The revolving credit agreement contains, among other provisions, restrictive covenants including maintenance of certain prescribed debt and fixed charge coverage ratios, limitations on the incurrence of additional indebtedness, limitations on consolidated capital expenditures, cross-default provisions with other material agreements, restrictions on the payment of dividends (other than stock dividends) and limitations on the purchase or redemption of shares of the Company's capital stock.

         Letters of credit reduce the Company's borrowing capacity under its revolving credit facility and represent purchased guarantees that ensure the Company's performance or payment to third parties in accordance with specified terms and conditions which amount to $1,390,000 and zero as of October 28, 2001 and October 29, 2000, respectively.

         The $49,066,000 mortgage facility currently includes 34 separate mortgage notes, with terms of either 15 or 20 years. The notes have fixed rates of interest of either 9.79% or 9.94%. The notes require equal monthly interest and principal payments. The mortgage notes are collateralized by a first mortgage/deed of trust and security agreement on the real estate, improvements and equipment on 19 of the Company's Chili's restaurants and 15 of the Company's Burger King restaurants. The mortgage notes contain, among other provisions, certain restrictive covenants including maintenance of a consolidated fixed charge coverage ratio for the financed properties.

         The aggregate maturities of long-term debt subsequent to October 28, 2001 are as follows:

         (Dollars in thousands)
         -----------------------------------------------------------------------------
         FISCAL YEAR
         -----------------------------------------------------------------------------
         2002                                                                $  1,337
         2003                                                                  64,609
         2004                                                                   1,625
         2005                                                                   1,792
         2006                                                                   1,985
         2007 and thereafter                                                   38,953
         -----------------------------------------------------------------------------
         Total                                                               $110,301
         -----------------------------------------------------------------------------

         The Company's $76,000,000 revolving credit agreement will mature on October 31, 2002, at which time all amounts outstanding thereunder are due. Based upon preliminary indications from its lenders, the Company expects to enter into a new financing agreement before the expiration of the current agreement. The Company believes that the terms and conditions of the new agreement will not be materially different from its current agreement. If the Company is not able to enter into a similar agreement, the Company will have to consider financing alternatives which might include, among others, negotiating an agreement with its existing bank group on less favorable terms, finding a new commercial lender or attempting to identify alternative sources of debt or equity capital. The inability of the Company to replace its existing financing agreement would have a material adverse effect on the Company.

{8} EMPLOYEE BENEFIT PLANS

STOCK OPTIONS

         The Company has four stock option plans: the 1993 Stock Option and Incentive Plan, the 1997 Stock Option and Incentive Plan, the 1993 Outside Directors Stock Option Plan and the 1999 Outside Directors Stock Option Plan.

         On March 26, 1997 the Company's shareholders approved the 1997 Stock Option and Incentive Plan and therefore no awards for additional shares of the Company's common stock will be made under the 1993 Stock Option and Incentive Plan. Under the 1997 Stock Option and Incentive Plan, shares of restricted stock and options to purchase shares of the Company's common stock may be granted to officers and other employees. An aggregate of 1,100,000 shares of common stock has been reserved for issuance under the 1997 Stock Option and Incentive Plan. As of October 28, 2001, there were 110,890 and 433,564 options outstanding under the 1993 Stock Option and Incentive Plan and the 1997 Stock Option and Incentive Plan, respectively.

         In December of 2000 the Company approved the 1999 Outside Directors Stock Option Plan and therefore no awards for additional shares of the Company's common stock will be made under the 1993 Outside Directors Stock Option Plan. Under the 1999 Outside Directors Stock Option Plan, 80,000 shares of common stock have been reserved for the issuance of nonqualified stock options to be granted to non-employee directors of the Company. On May 1, 2001 and on each May 1 thereafter, each then non-employee director of the Company will receive an option to purchase 2,000 shares of common stock at an exercise price equal to the fair market value of the Company's common stock on the date of grant. Each option has a term of 10 years and becomes exercisable six months after the date of grant. As of October 28, 2001, there were 38,000 and 26,000 options outstanding under the 1993 Outside Directors Stock Option Plan and the 1999 Outside Directors Stock Option Plan, respectively.

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

         On June 1, 1999, the Company implemented a Long Term Incentive Compensation Plan (the "Long Term Plan") for seven of its executive officers and certain other senior executives (the "Participants"). The Long Term Plan is designed to incent and retain those individuals who are critical to achieving the Company's long term business objectives. The Long Term Plan consists of (a) options granted with an exercise price equal to the closing price of the Company's common stock on the grant date, which vest over three years; (b) restricted stock awards of common shares which vest over seven years, subject to accelerated vesting in the event the price of the Company's common stock achieves certain targets; and, for certain Participants, (c) a cash bonus payable at the conclusion of fiscal year 2000. Under the Long Term Plan, the Company issued 102,557 restricted shares in fiscal 2001, 104,360 restricted shares in fiscal 2000 and 155,552 restricted shares in fiscal 1999. There were 17,415 shares of restricted stock forfeited in fiscal 2001, 22,615 shares of restricted stock forfeited in fiscal 2000 and none in fiscal 1999.

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

         Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value method as prescribed by SFAS 123 (see
Note 2), the Company's net earnings (loss) and net earnings (loss) per share would have been the pro forma amounts indicated below:

- ------------------------------------------------------------------------------------------------------------------
                                                                       October 28,    October 29,    October 31,
         (in thousands, except per share amounts)                         2001           2000           1999
- ------------------------------------------------------------------------------------------------------------------
Net income (loss), as reported                                           $ (15,530)      $( 9,711)      $ (1,957)
Net income (loss), pro forma                                             $ (15,591)      $ (9,814)      $ (2,190)
Basic net income (loss) per common share, as reported                    $   (1.37)      $   (.79)      $   (.15)
Basic net income (loss) per common share, pro forma                      $   (1.37)      $   (.80)      $   (.17)
- ------------------------------------------------------------------------------------------------------------------

         The weighted average fair value at the date of grant for options granted during fiscal 2001, 2000 and 1999 was $1.12, $1.12 and $1.47 per share, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 2001, 2000 and 1999: dividend yield of 0% for all years; expected volatility of 54.1%, 48.8% and 48.1%, respectively; risk-free interest rate of 4.6%, 6.2% and 5.5%, respectively; and expected lives of 5 years for all fiscal years.

         Activity with respect to the Company's stock option plans for fiscal years 2001, 2000 and 1999 was as follows:

- ------------------------------------------------------------------------------------------------
                                                                                Weighted Average
                                                              Number of Shares   Exercise Price
- ------------------------------------------------------------------------------------------------
Outstanding, October 25, 1998                                    1,105,000          $   13.83
  Granted                                                          161,261               3.00
  Canceled                                                        (494,271)             20.19
  Exercised                                                             --                 --
- ------------------------------------------------------------------------------------------------
Outstanding, October 31, 1999                                      771,990               7.55
  Granted                                                           72,179               2.20
  Canceled                                                        (209,344)             11.05
  Exercised                                                             --                 --
- ------------------------------------------------------------------------------------------------
Outstanding, October 29, 2000                                      634,825               5.78
  Granted                                                           19,000               2.17
  Canceled                                                         (45,371)              5.07
  Exercised                                                             --                 --
- ------------------------------------------------------------------------------------------------
Outstanding, October 28, 2001                                      608,454          $    5.72
- ------------------------------------------------------------------------------------------------
Exercisable, October 28, 2001                                      491,760
- --------------------------------------------------------------------------
Available for future grants at October 28, 2001                    361,144
- --------------------------------------------------------------------------

         The following table summarizes information relating to fixed-priced stock options outstanding for all plans as of October 28, 2001.

                                             Options Outstanding                              Options Exercisable
                             ----------------------------------------------------       ---------------------------------
                                                Weighted
                                                 Average           Weighted                                 Weighted
                                 Number         Remaining          Average                  Number          Average
Range of Exercise Price        Outstanding  Contractual Life    Exercise Price           Exercisable     Exercise Price
- -------------------------------------------------------------------------------------------------------------------------
       $.10 - $3.00                209,639         8.14 years           $2.69               92,945             $2.83
       $3.01 - $8.50               265,900         6.16 years           $3.60              265,900             $3.60
      $8.51 - $32.875              132,915         3.35 years          $14.74              132,915            $14.74

         RETIREMENT PLANS

         On October 27, 1986, the Company implemented the Quality Dining, Inc. Retirement Plan and Trust ("Plan I"). Plan I is designed to provide all of the Company's employees with a tax-deferred long-term savings vehicle. The Company provides a matching cash contribution equal to 50% of a participant's contribution, up to a maximum of 5% of such participant's compensation. Plan I is a qualified 401(k) plan. Participants in Plan I elect the percentage of pay they wish to contribute as well as the investment alternatives in which their contributions are to be invested. Participant's contributions vest immediately while Company contributions vest 25% annually beginning in the participant's second year of eligibility since Plan I inception.

         On May 18, 1998, the Company implemented the Quality Dining, Inc. Supplemental Deferred Compensation Plan ("Plan II"). Plan II is a non-qualified deferred compensation plan. Plan II participants are considered a select group of management and highly compensated employees according to Department of Labor guidelines. Since the implementation of Plan II, Plan II participants are no longer eligible to contribute to Plan I. Plan II participants elect the percentage of their pay they wish to defer into their Plan II account. They also elect the percentage of their account to be allocated among various investment options. The Company makes matching allocations to the Plan II participants' deferral accounts equal to 50% of a participant's contribution, up to a maximum of 5% of such participant's compensation, subject to the same limitations as are applicable to Plan I participants. Company allocations vest 25% annually, beginning in the participant's second year of eligibility since Plan I inception.

         The Company's contributions under Plan I and Plan II aggregated $184,000, $226,000 and $265,000 for fiscal years 2001, 2000 and 1999, respectively.

OTHER PLANS

         The Company also entered into agreements with five of its executive officers and two other senior executives pursuant to which the employees have agreed not to compete with the Company for a period of time after the termination of their employment and are entitled to receive certain payments in the event of a change of control of the Company.

{9} LEASES

         The Company leases its office facilities and a substantial portion of the land and buildings used in the operation of its restaurants. The restaurant leases generally provide for a noncancelable term of five to 20 years and provide for additional renewal terms at the Company's option. Most restaurant leases contain provisions for percentage rentals on sales above specified minimums. Rental expense incurred under these percentage rental provisions aggregated $810,000, $961,000 and $970,000 for fiscal years 2001, 2000 and 1999, respectively.

As of October 28, 2001, future minimum lease payments related to these leases were as follows:

(Dollars in thousands)
- --------------------------------------------------------------------------------------------------------------------
Fiscal Year                                                                Capital         Operating        Total
                                                                            Leases           Leases
- --------------------------------------------------------------------------------------------------------------------
2002                                                                        $1,054          $11,590        $12,644
2003                                                                         1,026           11,392         12,418
2004                                                                         1,026           10,663         11,689
2005                                                                         1,026            8,543          9,569
2006                                                                           977            7,649          8,626
- --------------------------------------------------------------------------------------------------------------------
2007 and thereafter                                                          2,341           36,091         38,432
- --------------------------------------------------------------------------------------------------------------------
                                                                             7,450          $85,928        $93,378
                                                                                    --------------------------------

Less: Amount representing interest                                           2,750
- -----------------------------------------------------------------------------------
Present value of  future minimum lease payments of which
     $470 is included in current liabilities at  October 28, 2001           $4,700
- -----------------------------------------------------------------------------------

         Rent expense, including percentage rentals based on sales, was $9,079,000, $9,077,000 and $9,453,000 for fiscal years 2001, 2000 and 1999, respectively.

         The Company has two subleases at restaurants and three subleases at its corporate headquarters building. As of October 28, 2001, future minimum lease payments related to these subleases were $4,931,000. Sublease income was $455,000, $417,000, and $276,000 for fiscal years 2001, 2000 and 1999, respectively.

{10} COMMITMENTS AND CONTINGENCIES

     The Company is self-insured for a portion of its employee health care costs. The Company is liable for medical claims up to $100,000 per eligible employee annually, and aggregate annual claims up to approximately $2,500,000. The aggregate annual deductible is determined by the number of eligible covered employees during the year and the coverage they elect.

     The Company is self-insured with respect to any worker's compensation claims not covered by insurance. The Company maintains a $250,000 annual deductible per occurrence and is liable for aggregate claims up to $2,100,000 for the eighteen month insurance plan period beginning March 1, 2001 and ending September 1, 2002.

     The Company is self-insured with respect to any general liability claims below the Company's per occurrence deductible. The Company currently maintains a $15,000 per occurrence deductible.

     The Company has accrued $2,057,000 (see Note 3) for the estimated expense for its self-insured insurance plans. These accruals require management to make significant estimates and assumptions. Actual results could differ from management's estimates.

     At October 28, 2001, the Company had commitments aggregating $958,000 for the construction of restaurants.

     The Company is a party to various legal proceedings relating to the Company's previously owned bagel-related businesses.

      D & K Foods, Inc., Pacific Capital Ventures, Inc., and PLB Enterprises, Inc., franchisees of Bruegger's Franchise Corporation, and Ken Wagnon, Dan Carney, Jay Wagnon and Patrick Beatty, principals of the foregoing franchisees, commenced an action on July 16, 1997 in the United States District Court for the District of Maryland, against Bruegger's Corporation, Bruegger's Franchise Corporation, Quality Dining, Inc., Daniel B. Fitzpatrick, Michael J. Dressell and Nordahl L. Brue, alleging that the plaintiffs purchased their franchises based upon financial representations that did not materialize, that they purchased preferred stock in Bruegger's Corporation based upon false representations, that Bruegger's Corporation falsely represented its intentions with respect to purchasing bakeries from the plaintiffs or providing financing to the plaintiffs, and that the defendants violated implied covenants of good faith and fair dealing. On February 28, 2001, the parties reached a settlement of this matter pursuant to which the Company made an initial payment of $125,000 and an additional payment of $175,000 in December 2001. As part of the settlement, the Company also agreed to purchase 96,064 shares of its common stock presently owned by the plaintiffs, in December 2001, for $2.75 per share. The Company has reclassified $264,000 from stockholders' equity to common stock subject to redemption on its consolidated balance sheet related to its agreement to purchase such shares from the plaintiff in December 2001. As part of the settlement, Bruegger's Corporation purchased certain equipment from the plaintiffs for $25,000. The Company had previously accrued for the full amount of the settlement, including the expense portion of the share repurchase.

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

     In addition, BFBC and certain of its affiliates, including the Principal Guarantors ("Intervenors") have intervened and asserted claims against Grady's and the Third Party Defendants that are similar to those asserted in the Counterclaims and the Third Party Complaint. Based upon the currently available information, the Company does not believe that the ultimate resolution of this matter will have a materially adverse effect on the Company's financial position or results of operations, however, there can be no assurance thereof. Neither can there be any assurance that the Company will be able to realize sufficient value from Reilly or the Principal Guarantors to satisfy the amount of the Loan.

     In each of the above cases, one or more present or former officers and directors of the Company were named as party defendants and the Company had advanced defense costs on their behalf until they were dismissed by the Court.

     Pursuant to the Share Exchange Agreement by and among Quality Dining, Inc., Bruegger's Corporation, Nordahl L. Brue and Michael J. Dressell ("Share Exchange Agreement"), the Agreement and Plan of Merger by and among Quality Dining, Inc., Bagel Disposition Corporation and Lethe, LLC, and certain other related agreements entered into as part of the disposition of the Company's bagel-related businesses, the Company was responsible for 50% of the first $14 million of franchise-related litigation expenses, inclusive of attorney's fees, costs, expenses, settlements and judgments (collectively "Franchise Damages"). Bruegger's Corporation and certain of its affiliates are obligated to indemnify the Company from all other Franchise Damages. The Company was originally obligated to pay the first $3 million of its share of Franchise Damages in cash. The Company has satisfied this obligation. The remaining $4 million of the Company's share of Franchise Damages was originally payable by crediting amounts owed to the Company pursuant to the $10 million Subordinated Note ("Subordinated Note") issued to the Company by Bruegger's Corporation. However, as a result of the Bruegger's Resolution (described below), the remainder of the Company's share of Franchise Damages is payable in cash.

     On or about September 10, 1999, Bruegger's Corporation, Lethe LLC, Nordahl
L. Brue, and Michael J. Dressell commenced an action against the Company in the United States District Court for the District of Vermont alleging that the Company breached various provisions of the Share Exchange Agreement which arise out of the ongoing dispute concerning the net working capital adjustment contemplated by the Share Exchange Agreement. On February 1, 2000, the Company filed counter-claims against Bruegger's Corporation for the working capital adjustment to which it believes it is entitled. Additionally, on or about September 13, 1999, Messrs. Brue and Dressell asserted a claim for breach of representations and warranties under the Share Exchange Agreement.

     On February 28, 2001, the Company and Bruegger's Corporation reached a settlement (the "Bruegger's Resolution") of their various disputes that includes, among other things, the following provisions: (a) the principal amount of the Subordinated Note was restated to $10.7 million; (b) the Company and Bruegger's Corporation each released their claim against the other to receive a net working capital adjustment; (c) the Subordinated Note was modified to, among other things, provide for an extension of the period through which interest is to be accrued and added to the principal amount of the Subordinated Note from October, 2000 through January, 2002. From January, 2002 through June, 2002, one-half of the interest is to be accrued and added to the principal amount of the Subordinated Note and one-half of the interest is to be paid in cash. Commencing in January, 2003, interest is to be paid in cash through the maturity of the Subordinated Note in October 2004; (d) the Company and Bruegger's Corporation are each responsible for 50% of the Franchise Damages with respect to the claims asserted by BFBC Ltd., et al., (e) Bruegger's Corporation is entitled to 25% of any net recovery made by the Company on the BFBC, Ltd., Loan; provided, however, that any such entitlement is required to be applied to the outstanding balance of the Subordinated Note; (f) Bruegger's Corporation and its affiliates released their claims for breach of representations and warranties under the Share Exchange Agreement; and (g) Bruegger's Corporation is entitled to a credit of two dollars against the Subordinated Note for every one dollar that Bruegger's Corporation prepays against the Subordinated Note prior to October, 2003 up to a maximum credit of $4 million. As of the fourth quarter of fiscal 2001, Bruegger's Corporation advised the Company that it is unable to continue to pay its 50% share of Franchise Damages. Accordingly, it is likely that the Company will have to incur the full expense of the BFBC litigation and that Bruegger's Corporation will not have the ability to perform its indemnity obligations, if any. The ongoing expense of the BFBC litigation may be significant to the Company's results of operations.

     It is also likely that the Company may never receive any principal or interest payments in respect of the Subordinated Note. The Company has never recognized any interest income from the Subordinated Note and has previously reserved for the full amount of the Subordinated Note. Additionally, the Company is a guarantor of the occupancy leases for certain bagel restaurants currently operated by affiliates of Bruegger's Corporation. As a result of the Company's current assessment of Bruegger's Corporation's financial position, in the fourth quarter of fiscal 2001, the Company recorded a charge of $455,000 to reserve for the estimated liability for the obligations as a guarantor.

     The Company is involved in various other legal proceedings incidental to the conduct of its business, including employment discrimination claims. Based upon currently available information, the Company does not expect that any such proceedings will have a material adverse effect on the Company's financial position or annual results of operations but there can be no assurance thereof.

{11} IMPAIRMENT OF LONG-LIVED ASSETS

     The Company recorded non-cash charges totaling $14,525,000 during the fourth quarter of fiscal 2001, consisting of $10,453,000 for the write down of certain Grady's American Grill restaurants to their estimated fair market value and $4,072,000 for the Grady's American Grill restaurants that the Company expects to sell during the second quarter of its 2002 fiscal year.

     During the second half of fiscal 2001, the Company experienced a significant decrease in sales and cash flow in its Grady's American Grill division. The Company initiated various management actions in response to this declining trend, including evaluating strategic business alternatives for the division both as a whole and at each of its 34 restaurant locations. Subsequently, the Company entered into an agreement to sell nine of its Grady's American Grill restaurants for approximately $10.4 million. The Company expects the sale to close during the second quarter of its fiscal 2002, but there can be no assurance thereof. Because the carrying amount of the related assets as of October 28, 2001 exceeded the estimated net sale proceeds, the Company recorded an impairment charge of $4.1 million related to these nine restaurants. As a consequence of this loss and in connection with the aforementioned evaluation, the Company estimated the future cash flows expected to result from the continued operation and the residual value of the remaining restaurant locations in the division and concluded that, in 12 locations, the undiscounted estimated future cash flows were less than the carrying amount of the related assets. Accordingly, the Company concluded that these assets had been impaired. The Company measured the impairment and recorded an impairment charge related to these assets aggregating $10.4 million.

     In determining the fair value of the aforementioned 12 restaurants, the Company relied primarily on discounted cash flow analyses that incorporated investment horizons ranging from three to 15 years and utilized a risk adjusted discount factor.

     Also, in the fourth quarter of fiscal 2001, the Company committed to plans to close two Grady's American Grill restaurants during the first quarter of 2002. The Company accrued exit costs aggregating approximately $0.2 million, principally for on-going rental costs.

     While the Company believes that the Grady's assets are reported at their estimated fair values as of October 28, 2001, there can be no assurances that future asset impairments may not occur.

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

{12} RELATED PARTY TRANSACTIONS

The Company leases a substantial number of its Burger King restaurants from entities that are substantially owned by certain directors, officers and stockholders of the Company. Amounts paid for leases with these related entities are as follows:

- --------------------------------------------------------------------------------------------------------------------
                                                                                   Fiscal Year Ended
                                                                     October 28,      October 29,     October 31,
(Dollars in thousands)                                                   2001            2000             1999
- --------------------------------------------------------------------------------------------------------------------
Operating leases:
           Base rentals                                                  $ 2,393          $ 2,378         $ 2,456
           Percentage rentals                                                362              450             456
- --------------------------------------------------------------------------------------------------------------------
                                                                           2,755            2,828           2,912
- --------------------------------------------------------------------------------------------------------------------
Capitalized leases:
           Interest                                                          636              684             725
           Reduction of lease obligations                                    389              342             300
           Percentage rentals                                                144              192             222
- --------------------------------------------------------------------------------------------------------------------
                                                                           1,169            1,218           1,247
- --------------------------------------------------------------------------------------------------------------------
           Total                                                         $ 3,924          $ 4,046         $ 4,159
- --------------------------------------------------------------------------------------------------------------------

         Affiliated real estate partnerships and two other entities related through common ownership pay management fees to the Company as reimbursement for administrative services provided. Total management fees for fiscal 2001, 2000 and 1999 were $14,000 each year.

         During the fiscal years 2001, 2000 and 1999, the Company made payments to companies owned by certain directors, stockholders and officers of the Company of $393,000, $237,000 and $260,000, respectively, for air transportation services.

{13} ACQUISITIONS AND DISPOSITIONS

         On October 15, 2001, the Company purchased certain assets from BBD Business Consultants, LTD. and its affiliates. BBD Business Consultants, LTD. operated 42 Burger King restaurants in the Grand Rapids, Michigan metropolitan area. The Company also purchased leasehold improvements and entered into lease agreements with the landlords of 41 of the 42 Burger King restaurants. One restaurant was closed on November 26, 2001 due to the inability to secure a long-term lease with the landlord. In conjunction with this transaction the Company obtained franchise agreements for the acquired restaurants from Burger King Corporation. The purchase price for the restaurants aggregated $6,067,000 and consisted of $4,212,000 in cash and $1,855,000 in assumed liabilities. The acquisition was accounted for as a purchase. Goodwill of approximately $1,096,000 was recorded in connection with the acquisition. The operating results of the 42 restaurants have been included in the Company's consolidated financial statements since the date of the acquisition.

         The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

                       AT OCTOBER 15, 2001
- -------------------------------------------------------------------
Current Assets                                                         $   657,000
Property and equipment                                                   3,276,000
Franchise Fees                                                           1,038,000
Goodwill                                                                 1,096,000
                                                                    ---------------
Total assets acquired                                                  $ 6,067,000

Cash Paid                                                                4,212,000
                                                                    ---------------
Liabilities assumed                                                    $ 1,855,000
                                                                    ---------------


         The franchise fees will be amortized over the remaining life of each restaurant's franchise agreement which is between one and 18 years. The $1,096,000 of goodwill will be allocated within the quick service segment and will not be amortized in accordance with FASB 142.

         The following unaudited pro forma results for the fiscal years ended October 28, 2001 and October 29, 2000 were developed assuming the Grand Rapids Burger Kings had been acquired as of the beginning of the periods presented. Prior to the acquisition, BBD Business Consultant's fiscal year ended December
 31. BBD Business Consultants' prior period financial statements have been conformed with the Company's year end for the fiscal 2001 unaudited pro forma results. For the fiscal 2000 unaudited pro forma results, the Company used BBD Business Consultants' fiscal 2000 results. For both years, the unaudited pro forma results reflect certain adjustments, including interest expense (including capitalized interest on occupancy leases), depreciation of property and equipment and amortization of intangible assets.


         The following unaudited pro forma results for the fiscal years ended October 28, 2001 and October 29, 2000 were developed assuming the Grand Rapids Burger Kings had been acquired as of the beginning of the periods presented. For both years, the unaudited pro forma results reflect certain adjustments, including interest expense (including capitalized interest on occupancy leases), depreciation of property and equipment and amortization of intangible assets.

                                                                    -------------------------------
                                                                             Fiscal Year
                                                                    -------------------------------
                                                                     October 28,      October 29,
                                                                         2001            2000
                                                                    --------------- ----------------
                                                                             (Unaudited)
Total revenues                                                           $268,144        $ 272,918
Pro forma net loss                                                        (14,538)          (7,871)
Pro forma net loss per share                                                (1.28)           (0.64)

         The unaudited pro forma results shown above are not necessarily indicative of the consolidated results that would have occurred had the acquisitions taken place at the beginning of the respective periods, nor are they necessarily indicative of results that may occur in the future.

{14} SEGMENT REPORTING

         The segment information has been prepared in accordance with SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131).

         The Company operates four distinct restaurant concepts in the food-service industry. It owns the Grady's American Grill and two Italian Dining concepts and operates Burger King and Chili's Grill & Bar restaurants as a franchisee of Burger King Corporation and Brinker International, Inc., respectively. The Company has identified each restaurant concept as an operating segment based on management structure and internal reporting. For purposes of applying SFAS 131, the Company considers the Grady's American Grill, the two Italian Dining concepts and Chili's Grill & Bar to be similar and has aggregated them into a single reportable segment (Full Service). The Company considers the Burger King restaurants as a separate reportable segment (Quick Service).

         Summarized financial information concerning the Company's reportable segments is shown in the following table. The "other" column includes corporate related items and income and expense not allocated to reportable segments.

                                                   FULL                 QUICK
         (Dollars in thousands)                   SERVICE              SERVICE          OTHER             TOTAL
- -------------------------------------------------------------------------------------------------------------------
FISCAL 2001
Revenues                                        $ 147,300              $ 79,485         $    -          $ 226,785
Income from restaurant operations (1)              15,404                11,217             135            26,756

Operating income (loss)                            (7,200)(2)             4,538          (1,970)        $  (4,632)
Interest expense                                                                                           10,419
Other income
                                                                                                              875
                                                                                                        ---------
Loss before income taxes                                                                                $ (14,176)
                                                                                                       ==========

Total assets                                      104,425                45,268          17,545         $ 167,238
Depreciation and amortization                       9,035                 3,312           1,344            13,691

FISCAL 2000
Revenues                                        $ 146,292              $ 81,724         $    -          $ 228,016
Income from restaurant operations (1)              16,220                14,158             105            30,483

Operating income (loss)                             7,905                 6,408          (1,813)        $  12,500
Interest expense                                                                                           11,174
Provision for uncollectible note receivable (3)                                                            10,000
Other income
                                                                                                              146
                                                                                                        ---------
Loss before income taxes                                                                                $  (8,528)
                                                                                                        =========

Total assets                                      123,151                36,222          19,488         $ 178,861
Depreciation and amortization                       8,812                 3,094           1,642            13,548

FISCAL 1999
Revenues                                        $ 148,101              $ 82,650         $    -          $ 230,751
Income from restaurant operations (1)              15,134                13,794             126            29,054

Operating income (loss)                             5,038 (4)             6,731 (5)      (2,160)(6)     $   9,609
Interest expense                                                                                           10,709
Other expense
                                                                                                               42
                                                                                                        ---------
Loss before income taxes                                                                                $  (1,142)
                                                                                                        =========

Total assets                                      127,512                33,571          27,954         $ 189,037
Depreciation and amortization                       8,572                 3,202           1,954            13,728


(1)  Income from operations is restaurant sales minus total operating expenses.
(2) Includes charges for the impairment of assets and facility closing costs totaling $15,385,000.
(3) Non-cash charge for the $10,000,000 reserve for the Bruegger's Subordinated Note.
(4) Includes charges for the impairment of assets and facility closing costs totaling $2,174,000.
(5) Includes charges for the impairment of assets and facility closing costs totaling $159,000.
(6) Includes charges for the impairment of assets and facility closing costs totaling $168,000.

{15} SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
     (in thousands, except per share amounts)

    Year ended October 28, 2001
                                              First           Second            Third             Fourth
                                             Quarter          Quarter          Quarter          Quarter (1)
                                             --------         --------         --------         -----------
Total revenues                               $ 68,270         $ 52,214         $ 52,135          $ 54,166
Operating income (loss)                         3,571            3,022            2,738           (13,963)
Income (loss) before income taxes                 492              929              460           (16,057)
Net income (loss)                            $    125         $    439         $    213          $(16,307)
                                             ========         ========         ========          ========

Basic net income (loss) per share            $   0.01         $   0.04         $   0.02          $  (1.44)
                                             ========         ========         ========          ========
Diluted net income (loss) per share          $   0.01         $   0.04         $   0.02          $  (1.44)
                                             ========         ========         ========          ========

Weighted average shares:
Basic                                          11,782           11,590           11,590            11,298
Diluted                                        11,791           11,625           11,610            11,298


    Year ended October 29, 2000

                                              First           Second            Third             Fourth
                                             Quarter          Quarter          Quarter (2)      Quarter (3)
                                             --------         --------         -----------      -----------
Total revenues                               $ 68,768         $ 53,589         $ 53,586          $ 52,073
Operating income                                3,813            3,387            2,449             2,851
Income (loss) before income taxes                 534              934             (611)           (9,385)
Net income (loss)                            $    226         $    466         $   (733)         $ (9,670)
                                             ========         ========         ========          ========

Basic net income (loss) per share            $   0.02         $   0.04         $  (0.06)         $  (0.79)
                                             ========         ========         ========          ========
Diluted net income (loss) per share          $   0.02         $   0.04         $  (0.06)         $  (0.79)
                                             ========         ========         ========          ========

Weighted average shares:
Basic                                          12,530           12,287           12,265            12,235
Diluted                                        12,538           12,305           12,265            12,235

(1) Includes charges for the impairment of assets and facility closing costs totaling $15,385,000.
(2) During the third quarter of fiscal 2000 the Company recorded a $717,000 loss on the sale of a Grady's American Grill restaurant.
(3) Includes the $10,000,000 non-cash charge to fully reserve for the Bruegger's Subordinated Note.

QUALITY DINING, INC.
REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Quality Dining, Inc.

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Quality Dining, Inc. and its subsidiaries at October 28, 2001 and October 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended October 28, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

Chicago, Illinois
December 27, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in or disagreements with the Company's independent accountants on accounting or financial disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item concerning the Directors and nominees for Director of the Company and concerning disclosure of delinquent filers is incorporated herein by reference to the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year. Information concerning the executive officers of the Company is included under the caption "Executive Officers of the Company" at the end of Part I of this Annual Report. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

   ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item concerning remuneration of the Company's officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference to the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  1.  Financial Statements:

            The following consolidated financial statements of the Company and its subsidiaries are set forth in Part II, Item 8.

            Consolidated Balance Sheets as of October 28, 2001 and October 29, 2000.

            Consolidated Statements of Operations for the fiscal years ended October 28, 2001, October 29, 2000, and October 31, 1999.

            Consolidated Statements of Stockholders' Equity for the fiscal years ended October 28, 2001, October 29, 2000, and October 31, 1999.

            Consolidated Statements of Cash Flows for the fiscal years ended October 28, 2001, October 29, 2000, and October 31, 1999.

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


                                    Quality Dining, Inc.


                                   By: /s/ Daniel B. Fitzpatrick
                                       Daniel B. Fitzpatrick
                                       Chairman, President and Chief Executive
                                       Officer

Date:  January 25, 2002

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


               Signature                                          Title                                  Date
               ---------                                          -----                                  ----
    /s/ Daniel B. Fitzpatrick            Chairman of the Board, President, Chief Executive        January 25, 2002
- ---------------------------------        Officer and Director (Principal Executive Officer)
Daniel B. Fitzpatrick

   /s/ Christopher L. Collier            Vice President-Finance                                   January 25, 2002
- ---------------------------------        (Principal Financial Officer)
Christopher L. Collier

   /s/ Jeanne M. Yoder                   Vice President, Controller                               January 25, 2002
- ---------------------------------        (Principal Accounting Officer)
Jeanne M. Yoder

    /s/ James K. Fitzpatrick             Senior Vice President, Chief Development Officer and     January 25, 2002
- ---------------------------------        Director
James K. Fitzpatrick

    /s/ Philip J. Faccenda               Director                                                 January 25, 2002
- ---------------------------------
Philip J. Faccenda

    /s/ Ezra H. Friedlander              Director                                                 January 25, 2002
- ---------------------------------
Ezra H. Friedlander

    /s/ Bruce M. Jacobson                Director                                                 January 25, 2002
- ---------------------------------
Bruce M. Jacobson

    /s/ Steven M. Lewis                  Director                                                 January 25, 2002
- ---------------------------------
Steven M. Lewis

    /s/ Christopher J. Murphy III        Director                                                 January 25, 2002
- ---------------------------------
Christopher J. Murphy III

                                INDEX TO EXHIBITS


         Exhibit
           No.                                                 Description
           ---                                                 -----------
           2-F        (1)  Share Exchange Agreement, by and among Quality Dining, Inc., Bruegger's
                           Corporation, Nordahl L. Brue and Michael J. Dressell, dated as of September 3, 1997.......

           2-G        (2)  Agreement and Plan of Merger, by and among Quality Dining, Inc., Bagel Disposition
                           Corporation and Lethe, LLC, dated as of September 3, 1997.................................

           3-A        (3)  (i) Restated Articles of Incorporation of Registrant......................................

                      (3)  (ii)  Amendment to Registrant's Restated Articles of Incorporation establishing the Series A Convertible Cumulative Preferred Stock of the Registrant ....................

                      (3)  (iii)  Amendment to Registrant's Restated Articles of Incorporation establishing the Series B Participating Cumulative Preferred Stock of the Registrant ..................

           3-B       (12)  By-Laws of the  Registrant, as amended to date............................................

           4-A        (4)  Form of Mortgage, Assignment of Rents, Fixture Filing and Security Agreement .............

           4-B        (4)  Form of Lease ............................................................................

           4-C        (4)  Form of Promissory Note ..................................................................

           4-D        (4)  Intercreditor Agreement by and among Burger King Corporation, the Company and
                           Chase Bank of Texas, National Association, NBD Bank, N.A. and NationsBank, N.A.
                           effective as of May 11, 1999 .............................................................

           4-E        (4)  Intercreditor Agreement by and among Captec Financial Group, Inc., CNL Financial
                           Services, Inc., Chase Bank of Texas, National Association and the Company dated
                           August 3, 1999. ..........................................................................

           4-F        (4)  Collateral Assignment of Lessee's Interest in Leases  by and between Southwest
                           Dining, Inc. and Chase Bank of Texas, National Association dated July 26,
                           1999......................................................................................

           4-G        (4)  Collateral Assignment of Lessee's Interest in Leases  by and between Grayling
                           Corporation and Chase Bank of Texas, National Association dated July 26,
                           1999......................................................................................

           4-H        (4)  Collateral Assignment of Lessee's Interest in Leases  by and between Bravokilo,
                           Inc. and Chase Bank of Texas, National Association dated July 26, 1999 ...................

           4-I        (4)  Third Amended and Restated Revolving Credit Agreement dated as of May 11, 1999 by and between Quality Dining, Inc. and GAGHC, Inc., as Borrowers, Chase Bank of
                           Texas, National Association, as Administrative Agent, NBD Bank, N.A., as
                           Documentation Agent, NationsBank, N.A. (South) as Co-Agent, and LaSalle Bank,
                           N.A., The Northern Trust Company, KeyBank National Association (successor in interest to Society National Bank), SunTrust Bank, Central Florida, N.A.
                           (collectively the "Banks") ...............................................................

           4-J        (4)  First Amendment to Third Amended and Restated Revolving Credit Agreement dated as of July 26, 1999 by and between Quality Dining, Inc., and GAGHC, Inc., as
                           Borrowers and the Banks ..................................................................

           4-K        (4)  Second Amendment to Third Amended and Restated Revolving Credit Agreement dated as of September 9, 1999 by and between Quality Dining, Inc. and GAGHC, Inc., Banks which are Party thereto and Chase Bank of Texas, National Association ....................

           4-L        (5)  Rights Agreement, dated as of March 27, 1997, by and between Quality Dining, Inc.
                           and KeyCorp Shareholder Services, Inc., with exhibits ....................................

           4-M       (13)  Third Amendment to Third Amended and Restated Revolving Credit Agreement dated as of April 26, 2000.........................................................................

           4-N       (14)  Reaffirmation of Subsidiary Guaranty......................................................

          10-A        (6)  Form of Burger King Franchise Agreement ..................................................

          10-B        (6)  Form of Chili's Franchise Agreement ......................................................

          10-C       (15)  Non-Exclusive Development Agreement between Burger King Corporation and Bravokilo,
                           Inc. dated November 3, 2000 ..............................................................

          10-D        (4)  Second Amendment to Development Agreement by and between Southwest Dining, Inc.
                           and Brinker International, Inc. dated July 26, 1999 ......................................

          10-F        (6)  Development Agreement between Chili's, Inc. and the  Registrant dated June 27,
                           1990 .....................................................................................

          10-G        (4)  *Employment Agreement between the Company and John C. Firth dated August 24, 1999 ........

          10-H        (7)  *1997 Stock Option and Incentive Plan of the Registrant ..................................

          10-I        (8)  *1993 Stock Option and Incentive Plan, as amended of the Registrant ......................

          10-J        (6)  *Outside Directors Stock Option Plan of the Registrant adopted December 17,
                           1993......................................................................................

          10-K        (6)  Lease Agreement between B.K. Main  Street Properties and the Registrant dated
                           January 1, 1994 ..........................................................................

          10-L        (7)  Schedule of Related Party Leases .........................................................

          10-M        (6)  Form of Related Party Lease ..............................................................

          10-O       (12)  *1999 Outside Directors Stock Option Plan ................................................

          10-Q        (4)  *Non Compete Agreement between the Company and James K. Fitzpatrick dated June 1,
                           1999 .....................................................................................

          10-R        (4)  *Non Compete Agreement between the Company and Gerald O. Fitzpatrick dated June 1,
                           1999 .....................................................................................

          10-T        (9)  First Amendment dated May 2, 1995 to Development Agreement between Chili's, Inc.
                           and the Registrant dated June 27, 1990 ...................................................

          10-U        (4)  *Non Compete Agreement between the Company and Robert C. Hudson dated June 1, 1999 ........

          10-Z        (9)  Purchase and Sale Agreement between the Registrant and John D. Fitzpatrick dated
                           July 10, 1995 ............................................................................

          10-AD      (10)  Priority Charter Agreement between the Registrant and Burger Management of South
                           Bend #3 Inc., dated September 1, 1994 ....................................................

          10-AF      (10)  Lease Agreement between the Registrant and Six Edison Lakes, L.L.C. dated
                           September 19, 1996 .......................................................................

          10-AG      (11)  Amended and Restated Priority Charter Agreement between the Registrant and Burger
                           Management of South Bend #3 Inc., dated October 21, 1998 .................................

          10-AO      (15)  *Employment Agreement between the Company and Daniel B. Fitzpatrick dated October
                           30, 2000 .................................................................................

          10-AP      (12)  *Form of Agreement for Restricted Shares Granted under Quality Dining, Inc. 1997
                           Stock Option and Incentive Plan dated June 1, 1999 between the Company and certain executive officers identified on the schedule attached thereto. ..........................

          10-AQ      (12)  Severance Agreement and General Release between the Company and Marti'n Miranda dated January 14, 2000 ...................................................................

          10-AR      (15)  *Form of Agreement for Restricted Shares Granted under Quality Dining, Inc. 1997
                           Stock Option and Incentive Plan dated December 20, 2000, between the Company and certain executive officers identified on the schedule attached thereto...................................................................................

          10-AS      (15)  Early Successor Incentive Program (Fiscal 2000) Addendum to Successor Franchise
                           Agreement ................................................................................

          10-AV      (14)  Severance Agreement and General Release between the Company and David M. Findlay dated September 1, 2000...................................................................

          10-AY      (12)  *Form of Agreement for Restricted Shares Granted under Quality Dining, Inc. 1997
                           Stock Option and Incentive Plan dated December 15, 1999 between the Company and certain executive officers identified on the schedule attached thereto...................................................................................

          10-AZ      (15)  Franchisee Commitment dated January 27, 2000 .............................................

           21              Subsidiaries of the Registrant ...........................................................

           23              Written consent of PricewaterhouseCoopers LLP ............................................


- --------------
* The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

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

(15) The copy of this exhibit filed as the same exhibit number to the Company's Report on Form 10-K for the year ended October 29, 2000 is incorporated herein by reference.