Form 10-Q
period 2002-02-17
QUALITY DINING INC
filed 2002-04-03
CIK 917126

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 17, 2002

                                       OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from  ______________ to ____________________

Commission file number      0-23420
                       ---------------------


                              QUALITY DINING, INC.
             (Exact name of registrant as specified in its charter)

         Indiana                                         35-1804902
 -----------------------------                -------------------------------
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

The number of shares of the registrant's common stock outstanding as of March 20, 2002 was 11,484,099.

                              QUALITY DINING, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED FEBRUARY 17, 2002
                                      INDEX


                                                                            Page
                                                                            ----

PART I. - Financial Information


Item 1.   Consolidated Financial Statements:

          Consolidated Statements of Operations...............................3
          Consolidated Balance Sheets.........................................4
          Consolidated Statements of Cash Flows...............................5
          Notes to Consolidated Financial Statements..........................6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations......................17


Part II - Other Information

Item 1.   Legal Proceedings..................................................25

Item 2.   Changes in Securities..............................................25

Item 3.   Defaults upon Senior Securities....................................25

Item 4.   Submission of Matters to a Vote of Security Holders................25

Item 5.   Other Information..................................................25

Item 6.   Exhibits and Reports on Form 8-K...................................25

Signatures...................................................................26

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              QUALITY DINING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                         Sixteen Weeks Ended
                                      February 17,  February 18,
                                         2002           2001
                                      ------------  ------------
Revenues:
  Burger King                          $ 35,544        $ 22,506
  Chili's Grill & Bar                    22,554          20,664
  Grady's American Grill                 17,187          19,912
  Italian Dining Division                 5,219           5,188
                                       --------        --------
Total revenues                           80,504          68,270
                                       --------        --------

Operating expenses:
  Restaurant operating expenses:
    Food and beverage                    22,982          19,258
    Payroll and benefits                 24,661          20,017
    Depreciation and amortization         3,232           3,540
    Other operating expenses             20,151          16,827
                                       --------        --------
Total restaurant operating expenses      71,026          59,642
                                       --------        --------

Income from restaurant operations         9,478           8,628
                                       --------        --------

  General and administrative expense      5,558           4,573
  Facility closing costs                   --               216
  Amortization of intangibles               130             268
                                       --------        --------
Operating income                          3,790           3,571
                                       --------        --------

Other income (expense):
  Interest expense                       (2,770)         (3,435)
  Loss on sale of
   property and equipment                   (75)             (8)
  Interest income                             3               7
  Other income (expense), net               425             357
                                       --------        --------
Total other expense, net                 (2,417)         (3,079)
                                       --------        --------

Income before income taxes                1,373             492
Income tax provision                        432             367
                                       --------        --------
Net income                             $    941        $    125
                                       ========        ========

Basic net income per share             $   0.08        $   0.01
                                       ========        ========
Diluted net income per share           $   0.08        $   0.01
                                       ========        ========

Weighted average shares outstanding:
Basic                                    11,206          11,782
                                       ========        ========
Diluted                                  11,298          11,791
                                       ========        ========


See Notes to Consolidated Financial Statements.

                              QUALITY DINING, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)


                                                  February 17,      October 28,
                                                      2002             2001
                                                  ------------      -----------
ASSETS
Current assets:
  Cash and cash equivalents                        $   1,530         $   2,070
  Accounts receivable                                  2,190             1,842
  Inventories                                          1,964             2,042
  Deferred income taxes                                2,432             1,999
  Other current assets                                 2,696             2,042
                                                   ---------         ---------
Total current assets                                  10,812             9,995
                                                   ---------         ---------

Property and equipment, net                          118,036           119,433
                                                   ---------         ---------

Other assets:
  Deferred income taxes                                7,568             8,001
  Trademarks, net                                      6,274             6,405
  Franchise fees and development fees, net             9,729            10,029
  Goodwill                                             8,176             8,068
  Liquor licenses, net                                 2,718             2,757
  Other                                                3,151             2,550
Total other assets                                    37,616            37,810
                                                   ---------         ---------
Total assets                                       $ 166,464         $ 167,238
                                                   =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capitalized leases
     and long-term debt                            $  61,984         $   1,808
  Accounts payable                                    12,633            10,735
  Accrued liabilities                                 21,078            20,857
Total current liabilities                             95,695            33,400

Long-term debt                                        45,340           108,964
Capitalized leases principally to related
  parties, less current portion                        4,075             4,230
                                                   ---------         ---------
Total liabilities                                    145,110           146,594
                                                   ---------         ---------

Common stock subject to redemption                      --                 264

Stockholders' equity:
  Preferred stock, without par value:
    5,000,000 shares authorized; none issued            --                --
  Common stock, without par value: 50,000,000
    shares authorized; 12,949,151 and 12,855,594
    shares issued, respectively                           28                28
  Additional paid-in capital                         237,002           237,002
  Accumulated deficit                               (211,529)         (212,470)
  Unearned compensation                                 (524)             (557)
                                                   ---------         ---------
                                                      24,977            24,003
  Treasury stock, at cost, 1,360,573
    and 1,360,573 shares, respectively                (3,623)           (3,623)
Total stockholders' equity                            21,354            20,380
                                                   ---------         ---------
Total liabilities and stockholders' equity         $ 166,464         $ 167,238
                                                   =========         =========


See Notes to Consolidated Financial Statement

                              QUALITY DINING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                          Sixteen Weeks Ended
                                                       February 17,  February 18,
                                                          2002          2001
                                                       -----------   ------------
Cash flows from operating activities:
  Net income                                             $    941    $    125
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization of
      property and equipment                                3,113       3,558
    Amortization of other assets                              509         574
    Loss on sale of property and equipment                     75           8
    Amortization of unearned compensation                      33          29
    Changes in current assets and current liabilities:
      Net increase in current assets                         (924)       (430)
      Net increase (decrease) current liabilities           2,119        (906)
                                                         --------    --------
Net cash provided by operating activities                   5,866       2,958
                                                         --------    --------

Cash flows from investing activities:
  Purchase of property and equipment                       (1,597)       (810)
  Purchase of other assets                                   (834)       (154)
  Other                                                      (108)       --
Net cash used for investing activities                     (2,539)       (964)
                                                         --------    --------

Cash flows from financing activities:
  Borrowings of long-term debt                             33,959      19,350
  Repayment of long-term debt                             (37,407)    (19,222)
  Purchase of treasury stock                                 --        (1,925)
  Payment for stock subject to redemption                    (264)       --
  Repayment of capitalized lease obligations                 (155)       (158)
                                                         --------    --------
Net cash used by financing activities                      (3,867)     (1,955)
                                                         --------    --------

Net increase in cash and cash equivalents                    (540)         39
Cash and cash equivalents, beginning of period              2,070       2,912
                                                         --------    --------
Cash and cash equivalents, end of period                 $  1,530    $  2,951
                                                         ========    ========



See Notes to Consolidated Financial Statements.

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 17, 2002
                                   (UNAUDITED)

NOTE 1:  DESCRIPTION OF BUSINESS.

NATURE OF BUSINESS Quality Dining, Inc. (the "Company") operates four distinct restaurant concepts. It owns the Grady's American Grill(R) and two Italian Dining concepts and operates Burger King(R) restaurants and Chili's Grill & Bar(TM) ("Chili's"(R)) as a franchisee of Burger King Corporation and Brinker International, Inc. ("Brinker"), respectively. The Company operates its Italian Dining restaurants under the tradenames of Spageddies Italian Kitchen(R) ("Spageddies"(R)) and Papa Vino's Italian Kitchen(R) ("Papa Vino's"(R)). As of February 17, 2002, the Company operated 190 restaurants, including 116 Burger King restaurants, 33 Chili's, 32 Grady's American Grill restaurants, three Spageddies and five Papa Vino's.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Quality Dining, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the 16-week period ended February 17, 2002 are not necessarily indicative of the results that may be expected for the 52-week year ending October 27, 2002.

These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended October 28, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 141 AND NO. 142

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. SFAS 141 also establishes criteria that must be used to determine whether acquired intangible assets should be recognized separately from goodwill in the Company's financial statements. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill and indefinite-lived intangible assets will be tested for impairment in accordance with the provisions of SFAS
142. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company has early adopted the provisions of SFAS 142, in the first quarter of fiscal 2002. SFAS 142 allows up to six months from the date of adoption to complete the transitional goodwill impairment test which requires the comparison of the fair value of a reporting unit to its carrying

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 17, 2002
                                   (UNAUDITED)



value (using amounts measured as of the beginning of the year of adoption) to determine whether there is an indicated transitional goodwill impairment. If a reporting unit's fair value is below its carrying value, the Company will need to quantify a goodwill impairment by the end of fiscal 2002. The quantification of an impairment requires the calculation of an "implied" fair value for a reporting unit's goodwill. If the implied fair value of the reporting unit's goodwill is less than its recorded goodwill, a transitional goodwill impairment charge is recognized and reported as a cumulative effect of a change in accounting principle. The Company will complete the impairment testing of goodwill during the second quarter of fiscal 2002. Disclosures required by SFAS are as follows:

INTANGIBLE ASSETS

                                           As of February 17, 2002
                                         ----------------------------
                                        Gross Carrying   Accumulated
                                           Amount        Amortization
                                        --------------   ------------
                                          ($000s)          ($000s)
Amortized intangible assets
Trademark                                 $  8,343        $ (2,069)
Franchise fees and development fees         14,463          (4,734)
                                          --------        --------
Total                                     $ 22,806        $ (6,803)
                                          ========        ========


The Company's intangible asset amortization expense for the quarter ended February 17, 2002 was $389,000. The estimated intangible amortization expense for each of the next five years is $1,264,000.

In the fourth quarter of fiscal 2001, the Company recorded an impairment charge related to certain Grady's American Grill restaurants that resulted in a reduction of the net book value of the Grady's American Grill trademark by $4,920,000. In conjunction with the Company's impairment assessment, the Company revised its estimate of the remaining useful life of the trademark to 15 years. The original estimated life of the trademark had been 40 years. As a result of these changes, net income as of February 17, 2002, was decreased by $28,000,which is less than $0.01 per diluted share.



GOODWILL

The Company has two reporting units with goodwill - full service and quick service restaurants. Full service and quick service restaurants are also the Company's reportable segments. The Company had a total of $8,176,000 in goodwill as of February 17, 2002. The full service segment had $6,904,000 of goodwill and the quick service segment had $1,272,000 as of February 17, 2002.

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 17, 2002
                                   (UNAUDITED)



ADOPTION OF STATEMENT 142

The following table reports the comparative impact the adoption of Statement 142 has on the reported results of operations.


                                                        SIXTEEN WEEKS ENDED
                                                    ---------------------------
                                                    FEBRUARY 17,   FEBRUARY 18,
                                                        2002          2001
                                                    ------------   ------------

($000s except for earnings-per-share amounts)

REPORTED NET INCOME                                   $    941         $    125

  Add back: Goodwill amortization                         --                166
                                                      --------         --------
  Adjusted net income                                 $    941         $    291
                                                      ========         ========

BASIC EARNINGS PER SHARE:
  Reported net income                                 $   0.08         $   0.01

  Goodwill amortization                                   --               0.01
                                                      --------         --------
  Adjusted net income                                 $   0.08         $   0.02
                                                      ========         ========

DILUTED EARNINGS PER SHARE:
  Reported net income                                 $   0.08         $   0.01
  Goodwill amortization                                   --               0.01
                                                      --------         --------
  Adjusted net income                                 $   0.08         $   0.02
                                                      ========         ========


NOTE 3: ACQUISITIONS.

On October 15, 2001, the Company purchased certain assets from BBD Business Consultants, LTD. and its affiliates. BBD Business Consultants, LTD. operated 42 Burger King restaurants in the Grand Rapids, Michigan metropolitan area. The Company also purchased leasehold improvements and entered into lease agreements with the landlords of 41 of the 42 Burger King restaurants. One restaurant was closed on November 26, 2001 due to the inability to secure a long-term lease with the landlord. In conjunction with this transaction the Company obtained franchise agreements for the acquired restaurants from Burger King Corporation. The purchase price for the restaurants aggregated $6,067,000 and consisted of $4,212,000 in cash and $1,855,000 in assumed liabilities. The acquisition was accounted for as a purchase. Goodwill of approximately $1,096,000 was recorded in connection with the acquisition, and subsequently adjusted by approximately $108,000 in the first quarter for the finalization of various liabilities.

                              QUALITY DINING, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                FEBRUARY 17, 2002
                                   (UNAUDITED)


NOTE 4:  COMMITMENTS.

As of February 17, 2002, the Company had commitments aggregating approximately $1,426,000 for restaurant construction and the purchase of new equipment.

NOTE 5:  DEBT INSTRUMENTS.

The Company has a financing package totaling $125,066,000, consisting of a $76,000,000 revolving credit agreement (the "Existing Facility") and a $49,066,000 mortgage facility (the "Mortgage Facility"), as described below.

The Mortgage Facility currently includes 34 separate mortgage notes, with terms of either 15 or 20 years. The notes have fixed rates of interest of either 9.79% or 9.94%. The notes require equal monthly interest and principal payments. The mortgage notes are collateralized by a first mortgage/deed of trust and security agreement on the real estate, improvements and equipment on 19 of the Company's Chili's restaurants (nine of which the Company mortgaged its leasehold interest) and 15 of the Company's Burger King restaurants (three of which the Company mortgaged its leasehold interest). The mortgage notes contain, among other provisions, certain restrictive covenants including maintenance of a consolidated fixed charge coverage ratio for the financed properties.

The Existing Facility executed with JP Morgan Chase Bank, as agent for a group of six banks, provides for borrowings of up to $76,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread. The weighted average borrowing rate on February 17, 2002 was 5.54%. The Company had $14,475,000 available under its Existing Facility as of February 17, 2002. The Existing Facility is collateralized by the stock of certain subsidiaries of the Company, certain interests in the Company's franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's personal property not pledged in the Mortgage Facility.

The Existing Facility contains restrictive covenants including maintenance of certain prescribed debt and fixed charge coverage ratios, limitations on the incurrence of additional indebtedness, limitations on consolidated capital expenditures, cross-default provisions with other material agreements, restrictions on the payment of dividends (other than stock dividends) and limitations on the purchase or redemption of shares of the Company's capital stock. These restrictions do not presently prohibit the Company from repurchasing its capital stock.

The Existing Facility matures on October 31, 2002, at which time all amounts outstanding thereunder are due. Accordingly, $60,135,000 has been classified as a current liability as of February 17, 2002. As of April 3, 2002, the Company had received commitments from JP Morgan Chase Bank, as agent, and five other banks to refinance the Existing Facility with a $60,000,000 revolving credit agreement (the "Replacement Facility").

                              QUALITY DINING, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                FEBRUARY 17, 2002
                                   (UNAUDITED)


The Replacement Facility, if consummated, will provide for borrowings at the adjusted LIBOR rate plus a contractual spread which compares to the Existing Facility as follows:


Ratio of Funded Debt
to Cash Flow                        LIBOR Margin
------------                        ------------
                       Existing Facility      Replacement Facility
                       -----------------      --------------------
4.50 <= X                    3.00%                    3.00%
4.00 <= X                    2.75%                    3.00%
3.50 <= X                    2.50%                    3.00%
3.00 <= X                    2.25%                    2.75%
2.50 <= X                    1.75%                    2.25%
X < 2.50                     1.25%                    1.75%


The Replacement Facility will also contain covenants requiring maintenance of funded debt to cash flow and fixed charge coverage ratios which compare to the Existing Facility as follows:


COVENANT                      EXISTING FACILITY            REPLACEMENT FACILITY
--------                      -----------------            --------------------
MAXIMUM FUNDED DEBT
TO CASH FLOW RATIO

Fiscal 2002
Q1                                  4.25                            N/A
Q2                                  4.25                            4.00
Q3                                  3.75                            4.00
Q4                                  3.75                            4.00


Fiscal 2003
Q1 through Q3                       N/A                             4.00
Q4                                  N/A                             3.75

Fiscal 2004
Q1 through Q3                       N/A                             3.75
Q4                                  N/A                             3.50

Fiscal 2005                         N/A                             3.50
Q1 through Q2
Thereafter                          N/A                             3.00

FIXED CHARGE COVERAGE RATIO        1.55                             1.50


The Replacement Facility will also contain certain other restrictive covenants,

                              QUALITY DINING, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                FEBRUARY 17, 2002
                                   (UNAUDITED)

terms and conditions that will be substantially the same as those that are presently contained in the Existing Facility. The Replacement Facility contemplates the completion of definitive documentation, perfection of security interests and the closing of the sale of nine of the Company's Grady's American Grill restaurants prior to its effectiveness. (See Part I, Item 2).

The Company expects the Replacement Facility to be effective in the third quarter of fiscal 2002 but there can be no assurance thereof. If the Company is not able to implement the Replacement Facility, the Company will have to consider financing alternatives which might include, among others, negotiating an extension of the Existing Facility or a new facility with its existing bank group, either of which may be on less favorable terms, finding a new commercial lender or attempting to identify alternative sources of debt or equity capital. The inability of the Company to replace the Existing Facility would have a material adverse effect on the Company.


NOTE 6: EARNINGS PER SHARE.

The Company had outstanding at February 17, 2002 common shares totaling 11,484,099. The Company has also granted options to purchase common shares to its employees and outside directors. These options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS 128.


                                                  QUARTER ENDED
                                         FEBRUARY 17,           FEBRUARY 18,
BASIC EARNINGS PER SHARE:                   2002                   2001
                                         -----------            -----------
Income available to common
  shareholders (numerator)               $   941,000            $   125,000
                                         ===========            ===========
Weighted average common shares
  outstanding (denominator)               11,206,000             11,782,000
                                         ===========            ===========
Basic earnings per share                 $      0.08            $      0.01
                                         ===========            ===========


                                                  QUARTER ENDED
                                         FEBRUARY 17,           FEBRUARY 18,
DILUTED EARNINGS PER SHARE:                  2002                   2001
                                         -----------            ------------
Income available to common
  shareholders (numerator)               $   941,000            $   125,000
                                         ===========            ===========
Weighted average common shares
  outstanding                             11,206,000             11,782,000
Effect of dilutive securities:
  Restricted Stock and
    options on common stock                   92,000                  9,000
                                         -----------            -----------
Total common shares and dilutive
  securities(denominator)                 11,298,000             11,791,000
                                         ===========            ===========
Diluted earnings per share               $      0.08            $      0.01
                                         ===========            ===========

                              QUALITY DINING, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                FEBRUARY 17, 2002
                                   (UNAUDITED)


NOTE 7: SEGMENT REPORTING.

The Company operates four distinct restaurant concepts in the food-service industry. It owns the Grady's American Grill and two Italian Dining concepts and operates Burger King restaurants and Chili's Grill & Bar as a franchisee of Burger King Corporation and Brinker International, Inc., respectively. The Company has identified each restaurant concept as an operating segment based on management structure and internal reporting. For purposes of applying SFAS 131, the Company considers the Grady's American Grill, the two Italian concepts and Chili's Grill & Bar to be similar and has aggregated them into a single reportable operating segment (Full Service). The Company considers the Burger King restaurants as a separate reportable segment (Quick Service). Summarized financial information concerning the Company's reportable segments is shown in the following table. The "other" column includes corporate related items and income and expense not allocated to reportable segments.

                              FULL          QUICK
(DOLLARS IN THOUSANDS)       SERVICE       SERVICE     OTHER        TOTAL
--------------------------------------------------------------------------------
FIRST QUARTER FISCAL 2002
-------------------------
Revenues                    $ 44,960    $ 35,544   $   --      $ 80,504
  Income from restaurant
    operations                 5,288       4,117         73       9,478

Operating income               3,039       1,005       (254)   $  3,790
Interest expense                                                 (2,770)
Other income                                                        353
                                                               --------
Income before income
  taxes                                                        $  1,373
                                                               ========


Depreciation and
amortization                   1,922       1,338        362       3,622


FIRST QUARTER FISCAL 2001
-------------------------
Revenues                    $ 45,764    $ 22,506   $   --      $ 68,270
  Income from restaurant
    operations                 5,568       3,018         42       8,628

Operating income               3,285         982       (696)   $  3,571
Interest expense                                                 (3,435)
Other income                                                        356
                                                               --------
Income before income
  taxes                                                        $    492
                                                               ========

Depreciation and
  amortization                 2,744         961        427       4,132

                              QUALITY DINING, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                FEBRUARY 17, 2002
                                   (UNAUDITED)

NOTE 8:  CONTINGENCIES.

The Company is a party to one legal proceeding relating to the Company's previously owned bagel-related businesses.

D & K Foods, Inc., Pacific Capital Ventures, Inc., and PLB Enterprises, Inc., franchisees of Bruegger's Franchise Corporation, and Ken Wagnon, Dan Carney, Jay Wagnon and Patrick Beatty, principals of the foregoing franchisees, commenced an action on July 16, 1997 in the United States District Court for the District of Maryland, against Bruegger's Corporation, Bruegger's Franchise Corporation, Quality Dining, Inc., Daniel B. Fitzpatrick, Michael J. Dressell and Nordahl L. Brue, alleging that the plaintiffs purchased their franchises based upon financial representations that did not materialize, that they purchased preferred stock in Bruegger's Corporation based upon false representations, that Bruegger's Corporation falsely represented its intentions with respect to purchasing bakeries from the plaintiffs or providing financing to the plaintiffs, and that the defendants violated implied covenants of good faith and fair dealing. On February 28, 2001, the parties reached a settlement of this matter pursuant to which the Company made an initial payment of $125,000 and an additional payment of $175,000 in December 2001. As part of the settlement, the Company also purchased 96,064 shares of its common stock owned by the plaintiffs, in December 2001, for approximately $264,000 or $2.75 per share. The Company had reclassified $264,000 from stockholders' equity to common stock subject to redemption on its consolidated balance sheet related to its agreement to purchase such shares from the plaintiff in December 2001. The Company had previously accrued for the full amount of the settlement, including the expense portion of the share repurchase.

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

                              QUALITY DINING, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                FEBRUARY 17, 2002
                                   (UNAUDITED)


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

In addition, BFBC and certain of its affiliates, including the Principal Guarantors ("Intervenors") have intervened and asserted claims against Grady's and the Third Party Defendants that are similar to those asserted in the Counterclaims and the Third Party Complaint. Reilly and the Intervenors are seeking damages in an amount no less than $10 million, an unspecified amount of punitive damages, attorney's fees, costs and interest. Based upon the currently available information, the Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the Company's financial position or results of operations, however, there can be no assurance thereof. Neither can there be any assurance that the Company will be able to realize sufficient value from Reilly or the Principal Guarantors to satisfy the amount of the Loan.

In the foregoing case, one or more present or former officers and directors of the Company were named as party defendants, but where subsequently dismissed by the Court. The Company advanced defense costs on their behalf until they were dismissed by the Court.

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

On or about September 10, 1999, Bruegger's Corporation, Lethe LLC, Nordahl L. Brue, and Michael J. Dressel commenced an action against the Company in the United States District Court for the District of Vermont alleging that the

                              QUALITY DINING, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                FEBRUARY 17, 2002
                                   (UNAUDITED)

Company breached various provisions of the Share Exchange Agreement which arose out of the ongoing dispute concerning the net working capital adjustment contemplated by the Share Exchange Agreement. On February 1, 2000, the Company filed counter-claims against Bruegger's Corporation for the working capital adjustment to which it believes it is entitled. Additionally, on or about September 13, 1999, Messrs. Brue and Dressell asserted a claim for breach of representations and warranties under the Share Exchange Agreement.

On February 28, 2001, the Company and Bruegger's Corporation reached a settlement (the "Bruegger's Resolution") of their various disputes that includes, among other things, the following provisions: (a) the principal amount of the Subordinated Note was restated to $10.7 million; (b) the Company and Bruegger's Corporation each released their claim against the other to receive a net working capital adjustment; (c) the Subordinated Note was modified to, among other things, provide for an extension of the period through which interest is to be accrued and added to the principal amount of the Subordinated Note from October, 2000 through January, 2002. From January, 2002 through June, 2002, one-half of the interest is to be accrued and added to the principal amount of the Subordinated Note and one-half of the interest is to be paid in cash. Commencing in January, 2003, interest is to be paid in cash through the maturity of the Subordinated Note in October 2004; (d) the Company and Bruegger's Corporation are each responsible for 50% of the Franchise Damages with respect to the claims asserted by BFBC Ltd., et al., (e) Bruegger's Corporation is entitled to 25% of any net recovery made by the Company on the BFBC, Ltd., Loan; provided, however, that any such entitlement is required to be applied to the outstanding balance of the Subordinated Note; (f) Bruegger's Corporation and its affiliates released their claims for breach of representations and warranties under the Share Exchange Agreement; and (g) Bruegger's Corporation is entitled to a credit of two dollars against the Subordinated Note for every one dollar that Bruegger's Corporation prepays against the Subordinated Note prior to October, 2003 up to a maximum credit of $4 million. As of the fourth quarter of fiscal 2001, Bruegger's Corporation advised the Company that it is unable to continue to pay its 50% share of Franchise Damages. Accordingly, it is likely that the Company will have to incur the full expense of the BFBC litigation and that Bruegger's Corporation will not have the ability to perform its indemnity obligations, if any. The ongoing expense of the BFBC litigation may be significant to the Company's results of operations. Such expense is not presently estimable as it depends upon a number of variables including the extent to which the Company obtains favorable rulings on motions it expects to file, the length and outcome of any trial, whether or not any appeal is taken and, if so, whether the Company is bringing or responding to the appeal.

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

         The Company is involved in various other legal proceedings incidental to the conduct of its business, including employment discrimination claims. Based

                              QUALITY DINING, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                FEBRUARY 17, 2002
                                   (UNAUDITED)
upon currently available information, the Company does not expect that any such proceedings will have a material adverse effect on the Company's financial position or annual results of operations but there can be no assurance thereof.

NOTE 9: FRANCHISEE COMMITMENT.

On January 27, 2000 the Company executed a "Franchisee Commitment" pursuant to which it agreed to undertake certain "Transformational Initiatives" including capital improvements and other routine maintenance in all of its Burger King restaurants. The capital improvements include the installation of signage bearing the new Burger King logo and the installation of a new drive-through ordering system. The initial deadline for completing these capital improvements
- December 31, 2001 - has been extended to December 31, 2002, although the Company met the initial deadline with respect to 66 of the 70 Burger King restaurants subject to the Franchisee Commitment. In addition, the Company agreed to perform, as necessary, certain routine maintenance such as exterior painting, sealing and striping of parking lots and upgraded landscaping. The Company completed this maintenance prior to September 30, 2000, as required. In consideration for executing the Franchisee Commitment, the Company received "Transformational Payments" totaling approximately $3.9 million during fiscal 2000. In addition, the Company received supplemental Transformational Payments of $135,000 in October, 2001 and an additional $180,000 in the first quarter of fiscal 2002. The portion of the Transformational Payments that corresponds to the amount required for the capital improvements will be recognized as an offset to depreciation expense over the useful life of the capital improvements. The portion of the Transformational Payments that corresponds to the required routine maintenance was recognized as a reduction in maintenance expense over the period during which maintenance was performed. The remaining balance of the Transformational Payments was recognized as other income ratably through December 31, 2001, the term of the initial Franchisee Commitment except that the supplemental Transformational Payments were recognized as other income when earned and payable by Burger King Corporation.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company has a 52/53-week fiscal year ending on the last Sunday in October of each year. The current fiscal year consists of 52 weeks and ends October 27, 2002. The first quarter of the Company's fiscal year consists of 16 weeks with all subsequent quarters being 12 weeks in duration.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages which certain items of revenue and expense bear to total revenues.


                                           Sixteen weeks Ended
                                       February 17,   February 18,
                                          2002            2001
                                       ------------   ------------
Total revenues                           100.0%         100.0%

Operating expenses:
  Restaurant operating expenses
    Food and beverage                     28.5           28.2
    Payroll and benefits                  30.6           29.3
    Depreciation and amortization          4.0            5.2
    Other operating expenses              25.0           24.7
                                        ------         ------
Total restaurant operating expenses       88.1           87.4
                                        ------         ------

Income from restaurant operations         11.9           12.6
  General and administrative expenses      6.9            6.7
  Amortization of intangibles              0.2            0.4
  Facility closing costs                   0.0            0.3
                                        ------         ------
Operating income                           4.8            5.2
                                        ------         ------

Other income (expense):
  Interest expense                        (3.4)          (5.0)
  Interest income                         --             --
  Other income, net                        0.4            0.5
                                        ------         ------
Total other expense, net                  (3.0)          (4.5)
                                        ------         ------

Income before income taxes                 1.8            0.7
Income tax provision                       0.5            0.5
                                        ------         ------
Net income                                 1.3%           0.2%
                                        ======         ======

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Restaurant sales in the first quarter of fiscal 2002 were $80,504,000, an increase of $12,234,000, compared to restaurant sales of $68,270,000 in the first quarter of fiscal 2001. The following factors influenced first quarter revenues:

The Company's Burger King restaurant sales increased $13,038,000 to $35,544,000 in the first quarter of fiscal 2002 when compared to restaurant sales of $22,506,000 in the same period of fiscal 2001. The Company had increased revenues of $11,935,000 from 41 Burger King restaurants in the Grand Rapids, Michigan metropolitan area which were purchased on October 15, 2001. The Company had increased revenue of $983,000 due to additional sales weeks from one restaurant opened in fiscal 2002 and three restaurants opened in fiscal 2001 which were open for their first full year in fiscal 2002. The Company's Burger King restaurants had average weekly sales of $19,174 in the first quarter of fiscal 2002 versus $19,812 in the same period in fiscal 2001. The decrease is due to the addition of the Grand Rapids, Michigan market because that market's average weekly sales are below the Company's other markets. Sales at restaurants owned for more than one year increased 0.5% in fiscal 2002 when compared to the same period in fiscal 2001. The Company believes that the increase in comparable store sales was mainly due to milder winter weather in fiscal 2002 compared to fiscal 2001.

The Company's Chili's Grill & Bar restaurant sales increased $1,890,000 to $22,554,000 in the first quarter of fiscal 2002 compared to restaurant sales of $20,664,000 in the same period in fiscal 2001. The Company had increased revenue of $1,587,000 due to additional sales weeks from two new restaurants opened during fiscal 2001 which were open for their first full year in fiscal 2002. Average weekly sales were $42,716 in the first quarter of fiscal 2002 versus $41,661 in the same period in fiscal 2001. Sales at restaurants open for more than one year increased 1.5% in fiscal 2002 when compared to the same period in fiscal 2001. The Company believes that the increase in comparable store sales was mainly due to milder winter weather in fiscal 2002 compared to fiscal 2001.

Sales in the Company's Grady's American Grill restaurant division decreased $2,725,000 to $17,187,000 in the first quarter of fiscal 2002 compared to sales of $19,912,000 in the same period in fiscal 2001. The Company closed two units during the first quarter of fiscal 2002. The absence of these units contributed approximately $449,000 to the sales decrease during the first quarter of fiscal 2002. The Company's Grady's American Grill restaurants had average weekly sales of $32,515 in the first quarter of fiscal 2002 versus $35,813 in the same period in fiscal 2001. Sales at restaurants open for more than one year decreased 11.0% in fiscal 2002 when compared to the same period in fiscal 2001.

The Company continues to experience a significant decrease in sales and cash flow at its Grady's American Grill division. The Company continues to pursue various management actions in response to this declining trend, including evaluating strategic business alternatives for the division both as a whole and at each of its 32 restaurant locations. The Company has entered into an agreement to sell nine of its Grady's American Grill restaurants for approximately $10.4 million. The Company expects the sale to close during the second quarter of its fiscal 2002, but there can be no assurance thereof. The Company recorded an impairment charge of $4.1 million related to these nine restaurants during the fourth quarter of fiscal 2001. As a consequence of this loss and in connection with the aforementioned evaluation, the Company estimated the future cash flows expected to result from the continued operation and the residual value of the remaining restaurant locations in the division and concluded in the fourth quarter of fiscal 2001 that, in 12 locations, the undiscounted estimated future cash flows were less than the carrying amount of the related assets. Accordingly, the Company concluded that these assets had been impaired and recorded an impairment charge related

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

to these assets aggregating $10.4 million during the fourth quarter of fiscal 2001.

While the Company believes that the Grady's assets are reported at their estimated fair values as of February 17, 2002, there can be no assurances that future asset impairments may not occur.

The Company's Italian Dining Division restaurant sales increased $31,000 to $5,219,000 in the first quarter of fiscal 2002 when compared to restaurant sales of $5,188,000 in the same period in fiscal 2001. Average weekly sales were $40,778 in the first quarter of fiscal 2002 versus $40,532 in fiscal 2001. Sales at restaurants open for more than one year increased 0.6% in fiscal 2002 when compared to the same period in fiscal 2001. The Company believes that the increase in comparable store sales was mainly due to milder winter weather in fiscal 2002 compared to fiscal 2001.

Total restaurant operating expenses were 88.1% of revenues in the first quarter of fiscal 2002 versus 87.4% in the first quarter of fiscal 2001. The following factors influenced the operating margins:

On October 15, 2001, the Company purchased certain assets from BBD Business Consultants, LTD. and its affiliates. BBD Business Consultants, LTD. operated 42 Burger King restaurants in the Grand Rapids, Michigan metropolitan area. The acquired Burger King restaurants have significantly lower operating margins than the Company's other Burger King restaurants. The new Burger King restaurants therefore had a negative effect on operating margins. The Company believes that over time these operating margins will improve and be similar to the Company's historical operating margins.

Food and beverage costs were $22,982,000, or 28.5% of total revenues, in the first quarter of fiscal 2002, compared to $19,258,000, or 28.2% of total revenues, in the same period in fiscal 2001. Food and beverage costs in dollars and as a percentage of sales increased in the quick service segment due to the purchase of Burger King restaurants in Grand Rapids, Michigan. The Company had a $3,592,000 increase in food and beverage costs due to the addition of 41 Burger King restaurants in Grand Rapids, Michigan. The full service segment's food and beverage costs, as a percentage of sales, were consistent with the prior year.

Payroll and benefits were $24,661,000 in the first quarter of fiscal 2002, compared to $20,017,000 in the same period in fiscal 2001. As a percentage of total revenues, payroll and benefits increased to 30.6% in the first quarter of fiscal 2002 from 29.3% in the same period of fiscal 2001. The Company experienced an increase in payroll, as a percentage of sales, in both the full service and the quick service segment. The increase as a percentage of sales in the full service segment was mainly due to the decreased average weekly sales in the Company's Grady's American Grill restaurants. The increase as a percent of sales and in total dollars in the quick service segment was due to the purchase of the Burger King restaurants in Grand Rapids, Michigan. The Company experienced a $3,972,000 increase in payroll due to the addition of 41 Burger King restaurants in Grand Rapids, Michigan.

Depreciation and amortization expense was $3,232,000 in the first quarter of fiscal 2002 compared to $3,540,000 in the first quarter of fiscal 2001. As a percentage of total restaurant sales, depreciation and amortization decreased to 4.0% for the first quarter of fiscal 2002 compared to 5.2% in the same period in fiscal 2001. The decrease was mainly due to a $534,000 decrease at the Company's Grady's division. The decrease was a direct result of the fiscal 2001 asset impairment charge discussed above. This decrease was partially offset by $289,000 increase in depreciation and amortization in the quick service segment due to the addition of 41 Burger King restaurants in Grand Rapids, Michigan.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other restaurant operating expenses include rent and utilities, royalties, promotional expense, repairs and maintenance, property taxes and insurance. Other restaurant operating expenses were $20,151,000 in the first quarter of fiscal 2002 compared to $16,827,000 in the same period of fiscal 2001. As a percentage of total revenues, other restaurant operating expenses were 25.0% in the first quarter of fiscal 2002 compared to 24.7% in the same period of fiscal 2001. The increase in other restaurant operating expenses as a percentage of sales and in total dollars was due to the quick service segment incurring $3,555,000 more in restaurant operating expenses related to the addition of 41 Burger King restaurants in Grand Rapids, Michigan.

Income from restaurant operations increased $819,000 to $9,478,000, or 11.9% of revenues, in the first quarter of fiscal 2002 compared to $8,628,0000, or 12.6% of revenues, in the comparable period of fiscal 2001. Income from restaurant operations in the Company's quick service segment increased by $1,099,000 mainly due to the addition of 41 Burger King restaurants in Grand Rapids, Michigan. Income from restaurant operations in the full service segment decreased by $280,000. The decrease was mainly due to decreased revenues at the Company's Grady's American Grill restaurants.

General and administrative expenses increased $985,000 to $5,558,000, or 6.9% of revenues, in the first quarter of fiscal 2002 compared to $4,573,0000, or 6.7% of revenues, in the comparable period of fiscal 2001. The increase was mainly because the Company incurred $459,000 in general and administrative expenses related to the addition of 41 Burger King restaurants in Grand Rapids, Michigan. The Company also incurred $285,000 of expense directly related to the BFBC Ltd. Litigation. (See note 8)

The Company recorded expenses of $216,000 for facility closing costs in the first quarter of fiscal 2001 versus none in the same period of fiscal 2002. During the first quarter of fiscal 2001 the Company closed one Grady's American Grill restaurant because the unit was not meeting the Company's performance targets.

Amortization of intangibles, as a percentage of revenues, decreased to 0.2% for the first quarter of fiscal 2002 compared to 0.4% for the same period in fiscal 2001. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" at the beginning of fiscal 2002. Under SFAS 142, amortization of goodwill was discontinued. The Company had incurred $166,000 in goodwill amortization in the first quarter of fiscal 2001. This decrease was partially offset by a $28,000 increase in trademark amortization due to the revision in the estimated useful life.

Total other expenses, as a percentage of revenues, were 3.0% for the first quarter of fiscal 2002 versus 4.5% during the comparable period in fiscal 2001. The decrease was due to lower interest rates which reduced the Company's interest expense in the first quarter of fiscal 2002 versus the same period in fiscal 2001.

The provision for income taxes was $432,000 for the first quarter of fiscal 2002 versus $367,000 in the comparable period in fiscal 2001. The Company's effective income tax rate was 31.5% in the first quarter of fiscal 2002 versus 74.6% in the comparable period in fiscal 2001. The provision for income taxes in fiscal 2001 and fiscal 2002 consisted of the Company's estimated state tax expense. Since the Company believes that the net operating loss carryforwards will be available to offset any federal taxable income incurred, no federal provision has been recorded in the first quarter of fiscal 2002.

For the first quarter of fiscal 2002, the Company reported net income of $941,000 compared to net income of $125,000 for the first quarter of fiscal 2001.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital principally for building or acquiring new restaurants, replacing equipment and remodeling existing restaurants. The Company has historically financed these activities using principally cash flows from operations and its credit facilities. The Company's restaurants generate cash immediately through sales. As is customary in the restaurant industry, the Company does not have significant assets in the form of trade receivables or inventory, and customary payment terms generally result in several weeks of trade credit from its vendors. Therefore, the Company's current liabilities have historically exceeded its current assets.

In the first quarter of fiscal 2002, cash provided by operating activities was $5,866,000 compared to $2,958,000 in fiscal 2001. The increase in fiscal 2002 compared to fiscal 2001 was mainly due to the timing of cash disbursements, which resulted in an increase in accounts payable and accrued liabilities of $2,119,000 in fiscal 2002 versus a decrease in accounts payable and accrued liabilities of $906,000 in fiscal 2001.

The Company had a net repayment of $3,000,000 under its revolving credit agreement. As of February 17, 2002, the Company's revolving credit agreement has an additional $14,475,000 available for future borrowings. The Company's average borrowing rate on February 17, 2002, was 5.54%. The revolving credit agreement is subject to certain restrictive covenants which require the Company, among other things, to achieve agreed upon levels of cash flow. Under the revolving credit agreement the Company's funded debt to consolidated cash flow ratio and fixed charge coverage ratio requirements were 4.25 and 1.55, respectively, on February 17, 2002. The Company was in compliance with these requirements with a funded debt to consolidated cash flow ratio of 3.93 and a fixed charge coverage ratio of 1.61. Should the Company experience an event of default, the Company would need to seek the forbearance of its lenders by requesting waivers or amendments to the covenants.

The Company did not repurchase any shares of stock during the first quarter of fiscal 2002. The Company repurchased 736,073 shares of its common stock in the open market in the first quarter of fiscal 2001 for $1,925,000. The Company does not presently intend to repurchase shares due to the Company's significant capital expenditure budget for fiscal 2002.

During the first quarter of fiscal 2002, the Company had $1,597,000 in capital expenditures in connection with the opening of new restaurants and the refurbishing of existing restaurants.

The Company's primary cash requirements in fiscal 2002 will be capital expenditures in connection with the opening of new restaurants, remodeling of existing restaurants, maintenance expenditures, and the reduction of debt under the Company's debt agreements. During fiscal 2002, the Company anticipates opening two new Burger King restaurants and two full service restaurants. The Company also plans to replace three existing Burger King buildings with new buildings at the same locations. The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new restaurants opened, whether the Company owns or leases new units and the actual expense related to remodeling and maintenance of existing units. While the Company's capital expenditures for fiscal 2002 are expected to range from $16,000,000 to $18,000,000, if the Company has alternative uses or needs for its cash, the Company believes it could delay such planned expenditures. A significant delay in opening restaurants could cause a default in the Company's development agreements if the Company were not able to obtain waivers from Brinker and Burger King. In such event, the Company could lose its right to open additional Chili's and Burger King restaurants and, in the case of Chili's, its right to exclusivity in its markets. A default in either the Brinker or the Burger King development agreements would have no impact on restaurants the Company currently operates.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The Company has debt service requirements of approximately $1,337,000 in fiscal 2002, consisting primarily of the principal payments required under the mortgage facility.

The Company has a $76,000,000 revolving credit agreement (the "Existing Facility"). The Existing Facility executed with JP Morgan Chase Bank, as agent for a group of six banks, provides for borrowings of up to $76,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread. The Existing Facility is collateralized by the stock of certain subsidiaries of the Company, certain interests in the Company's franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's personal property not pledged in the Mortgage Facility.

The Existing Facility contains restrictive covenants including maintenance of certain prescribed debt and fixed charge coverage ratios, limitations on the incurrence of additional indebtedness, limitations on consolidated capital expenditures, cross-default provisions with other material agreements, restrictions on the payment of dividends (other than stock dividends) and limitations on the purchase or redemption of shares of the Company's capital stock. These restrictions do not presently prohibit the Company from repurchasing its capital stock.

The Existing Facility matures on October 31, 2002, at which time all amounts outstanding thereunder are due. Accordingly, $60,135,000 has been classified as a current liability as of February 17, 2002. As of April 3, 2002, the Company had received commitments from JP Morgan Chase Bank, as agent, and five other banks to refinance the Existing Facility with a $60,000,000 revolving credit agreement (the "Replacement Facility"). The Replacement Facility, if consummated, will provide for borrowings at the adjusted LIBOR rate plus a contractual spread which compares to the Existing Facility as follows:


Ratio of Funded Debt
to Cash Flow                        LIBOR Margin
------------                        ------------
                       Existing Facility      New Facility
                       -----------------      ------------
4.50 <= X                    3.00%                3.00%
4.00 <= X                    2.75%                3.00%
3.50 <= X                    2.50%                3.00%
3.00 <= X                    2.25%                2.75%
2.50 <= X                    1.75%                2.25%
X < 2.50                     1.25%                1.75%

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Replacement Facility will also contain covenants requiring maintenance of funded debt to cash flow and fixed charge coverage ratios which compare to the Existing Facility as follows:

COVENANT                      EXISTING FACILITY                 NEW FACILITY
--------                      -----------------                 ------------
MAXIMUM FUNDED DEBT
TO CASH FLOW RATIO
------------------

Fiscal 2002
Q1                                  4.25                              N/A
Q2                                  4.25                              4.00
Q3                                  3.75                              4.00
Q4                                  3.75                              4.00


Fiscal 2003
Q1 through Q3                       N/A                               4.00
Q4                                  N/A                               3.75

Fiscal 2004
Q1 through Q3                       N/A                               3.75
Q4                                  N/A                               3.50

Fiscal 2005                         N/A                               3.50
Q1 through Q2
Thereafter                          N/A                               3.00

FIXED CHARGE COVERAGE RATIO        1.55                               1.50


The Replacement Facility will also contain certain other restrictive covenants, terms and conditions that will be substantially the same as those that are presently contained in the Existing Facility. The Replacement Facility contemplates the completion of definitive documentation, perfection of security interests and the closing of the sale of nine of the Company's Grady's American Grill restaurants prior to its effectiveness. (See Part I, Item 2).

The Company expects the Replacement Facility to be effective in the third quarter of fiscal 2002 but there can be no assurance thereof. If the Company is not able to implement the Replacement Facility, the Company will have to consider financing alternatives which might include, among others, negotiating an extension of the Existing Facility or a new facility with its existing bank group, either of which may be on less favorable terms, finding a new commercial lender or attempting to identify alternative sources of debt or equity capital. The inability of the Company to replace the Existing Facility agreement would have a material adverse effect on the Company.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The Company does not believe that its current business plans will be impeded by its leverage. Should the Company's leverage impede its business plan, the Company believes it could reduce its capital spending and/or recapitalize its balance sheet. Its principal opportunities to reduce capital spending would be to scale back its new unit development and/or its planned remodel budget. The Company believes its principal opportunity to recapitalize its balance sheet would be to enter into a sale-leaseback transaction involving certain of its restaurant properties. Although the Company prefers to own its real estate, in addition to the properties in the Mortgage Facility, the Company currently owns 26 restaurants and has ground leases for 12 others that might be suitable for such a transaction.


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

ITEM 2. CHANGES IN SECURITIES

None

ITEMS 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On March 12, 2002, the Company held its annual meeting of shareholders. At the meeting, the shareholders elected the following directors by the vote indicated to serve until the year 2004 annual meeting of shareholders.

                               For          Withheld
                             ----------     --------
Bruce M. Jacobson            10,712,610      145,428
Christopher J. Murphy, III   10,708,380      149,658

In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

Term Expires
------------

Daniel B. Fitzpatrick            2003
Philip J. Faccenda               2003
James K. Fitzpatrick             2004
Ezra H. Friedlander              2004
Steven M. Lewis                  2004


PricewaterhouseCoopers LLP was approved as auditors for the Company for 2002 by the following vote:

     For 10,729,298; Against 106,655; Abstentions 22,085

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


                                             Quality Dining, Inc.
                                             (Registrant)


Date:  April 3, 2002                         By: /s/ Christopher L. Collier
                                                --------------------------------
                                                Vice President of Finance
                                                (Principal financial officer)