Form 10-Q
period 2002-05-12
QUALITY DINING INC
filed 2002-06-25
CIK 917126

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 12, 2002

                                   OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of     1934.

For the transition period from  ______________ to ____________________

Commission file number      0-23420


                          QUALITY DINING, INC.
          -----------------------------------------------------
         (Exact name of registrant as specified in its charter)

         Indiana                                   35-1804902
--------------------------------        --------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

                  4220 Edison Lakes Parkway, Mishawaka, Indiana 46545
                 -----------------------------------------------------
               (Address of principal executive offices and zip code)


                    (574) 271-4600
    ---------------------------------------------------
   (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes __X____           No ________

The number of shares of the registrant's common stock outstanding as of June 20, 2002 was 11,489,099.














                          QUALITY DINING, INC.
                      QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED MAY 12, 2002
                                  INDEX


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

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...........18


Part II - Other Information

Item 1.   Legal Proceedings.......................................29

Item 2.   Changes in Securities...................................29

Item 3.   Defaults upon Senior Securities.........................29

Item 4.   Submission of Matters to a Vote of Security Holders.....29

Item 5.   Other Information.......................................29

Item 6.   Exhibits and Reports on Form 8-K........................29

Signatures........................................................29


























Part I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                          QUALITY DINING, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                 (In thousands, except per share amounts)

                                   Twelve Weeks Ended Twenty-Eight Weeks Ended
                                     May 12,   May 13,   May 12,    May 13,
                                      2002      2001      2002       2001
Revenues:                            ------    ------    ------     ------
  Burger King                      $ 28,262  $ 17,452  $ 63,806   $ 39,959
  Chili's Grill & Bar                17,695    15,816    40,249     36,480
  Grady's American Grill             12,294    14,876    29,480     34,788
  Italian Dining Division             3,918     4,070     9,137      9,258
                                    -------   -------   -------    -------
Total revenues                       62,169    52,214   142,672    120,485
                                    -------   -------   -------    -------
Operating expenses:
  Restaurant operating expenses:
    Food and beverage                17,834    14,770    40,816      34,028
    Payroll and benefits             18,202    15,208    42,863      35,225
    Depreciation and amortization     2,495     2,662     5,728       6,203
    Other operating expenses         15,678    12,674    35,829      29,501
                                    -------   -------   -------     -------
Total restaurant operating expenses  54,209    45,314   125,236     104,957
                                    -------   -------   -------     -------
Income from restaurant operations     7,960     6,900    17,436      15,528

  General and administrative          4,708     3,677    10,265       8,250
  Facility closing costs                204         -       204         216
  Amortization of intangibles            98       201       228         470
                                    -------   -------   -------     -------
Operating income                      2,950     3,022     6,739       6,592
                                    -------   -------   -------     -------
Other income (expense):
  Interest expense                   (1,945)   (2,429)   (4,715)     (5,864)
  Gain (loss) on sale of property
    and equipment                       245        12       170           4
  Interest income                         4         6         8          13
  Other income (expense), net           293       318       719         675
                                    -------   -------   -------     -------
Total other expense, net             (1,403)   (2,093)   (3,818)     (5,172)
                                    -------   -------   -------     -------
Income before income taxes            1,547       929     2,921       1,420
Income tax provision                    324       490       756         857
                                    -------   -------   -------     -------
Net income                          $ 1,223   $   439   $ 2,165     $   563
                                    =======   =======   =======     =======
Basic net income per share          $  0.11   $  0.04   $  0.19     $  0.05
                                    =======   =======   =======     =======
Diluted net income per share        $  0.11   $  0.04   $  0.19      $ 0.05
                                    =======   =======   =======     =======

Weighted average shares outstanding:
Basic                                11,206    11,590    11,206      11,686
                                    =======   =======   =======     =======
Diluted                              11,422    11,625    11,378      11,709
                                    =======   =======   =======     =======


See Notes to Consolidated Financial Statement.



                              QUALITY DINING, INC.
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                         (Dollars in thousands)

                                                    May 12,     October 28,
                                                     2002          2001
ASSETS                                             -------       -------
Current assets:
  Cash and cash equivalents                       $  1,769      $  2,070
  Accounts receivable                                2,184         1,842
  Inventories                                        2,047         2,042
  Deferred income taxes                              2,580         1,999
  Other current assets                               3,140         2,042
                                                   -------       -------
Total current assets                                11,720         9,995
                                                   -------       -------

Property and equipment, net                        108,499       119,433
                                                   -------       -------
Other assets:
  Assets held for sale                               9,847             -
  Deferred income taxes                              7,420         8,001
  Trademarks, net                                    6,176         6,405
  Franchise fees and development fees, net           9,600        10,029
  Goodwill                                           8,176         8,068
  Liquor licenses, net                               2,736         2,757
  Other                                              2,627         2,550
                                                   -------       -------
Total other assets                                  46,582        37,810
                                                   -------       -------

Total assets                                     $ 166,801     $ 167,238
                                                   =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capitalized leases
    and long-term debt                           $   1,891     $   1,808
  Accounts payable                                  11,732        10,735
  Accrued liabilities                               21,024        20,857
                                                   -------       -------
Total current liabilities                           34,647        33,400

Long-term debt                                     105,523       108,964
Capitalized leases principally to related
  parties, less current portion                      3,958         4,230
                                                   -------       -------
Total liabilities                                  144,128       146,594
                                                   -------       -------

Common stock subject to redemption                       -           264

Stockholders' equity:
  Preferred stock, without par value:
    5,000,000 shares authorized; none issued             -             -
  Common stock, without par value: 50,000,000
    shares authorized; 12,848,099 and 12,940,736
    shares issued, respectively                         28            28
  Additional paid-in capital                       237,013       237,002
  Accumulated deficit                             (210,305)     (212,470)
  Unearned compensation                               (440)         (557)
                                                   -------       -------
                                                    26,296        24,003
  Treasury stock, at cost, 1,360,573
    and 1,360,573 shares, respectively              (3,623)       (3,623)
                                                   -------       -------
Total stockholders' equity                          22,673        20,380
                                                   -------       -------
Total liabilities and stockholders' equity       $ 166,801     $ 167,238
                                                   =======       =======
See Notes to Consolidated Financial Statement


                          QUALITY DINING, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                             (In thousands)


                                                      Twenty-Eight Weeks Ended
                                                       May 12,        May 13,
                                                        2002           2001
Cash flows from operating activities:                  -------        -------
  Net income                                           $ 2,165        $   563
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization of
      property and equipment                             5,524          6,220
    Amortization of other assets                           862          1,008
    Gain on sale of property and equipment                (170)            (4)
    Amortization of unearned compensation                  128             55
    Changes in current assets and current liabilities:
      Net increase in current assets                    (1,445)          (130)
      Net increase (decrease)in current liabilities      1,164         (2,520)
                                                       -------        -------
Net cash provided by operating activities                8,228          5,192
                                                       -------        -------
Cash flows from investing activities:
  Proceeds from sales of property and equipment            256            144
  Purchase of property and equipment                    (4,329)        (3,343)
  Purchase of other assets                                (454)          (330)
  Other                                                   (108)             -
                                                       -------        -------
Net cash used in investing activities                   (4,635)        (3,529)
                                                       -------        -------
Cash flows from financing activities:
  Borrowings of long-term debt                          62,990         29,750
  Repayment of long-term debt                          (66,354)       (31,100)
  Payment for stock subject to redemption                 (264)             -
  Purchase of treasury stock                                 -         (1,925)
  Repayment of capitalized lease obligations              (266)          (266)
                                                       -------        -------
Net cash used by financing activities                   (3,894)        (3,541)
                                                       -------        -------
Net decrease in cash and cash equivalents                 (301)        (1,878)
Cash and cash equivalents, beginning of period           2,070          2,912
                                                       -------        -------
Cash and cash equivalents, end of period               $ 1,769        $ 1,034
                                                       =======        =======


See Notes to Consolidated Financial Statements.



                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 12, 2002
                               (Unaudited)

Note 1:  Description of Business.

Nature  of Business Quality Dining, Inc. (the "Company") operates four  distinct restaurant concepts.  It owns the Grady's American
Grill(R) and two Italian Dining concepts and operates Burger King(R) restaurants and Chili's Grill & Bar(R) ("Chili's") as a franchisee of  Burger  King  Corporation  and  Brinker  International,  Inc.
("Brinker"),  respectively.   The Company  operates  its  Italian
Dining  restaurants  under the tradenames of  Spageddies  Italian
Kitchen(R) ("Spageddies"(R)) and Papa Vino's(TM) Italian Kitchen  ("Papa
Vino's").   As  of  May  12,  2002,  the  Company  operated   189
restaurants, including 116 Burger King restaurants,  33  Chili's,
32  Grady's American Grill restaurants, three Spageddies and five
Papa Vino's.

Note 2:  Summary of Significant Accounting Policies

Basis of Presentation

The  accompanying consolidated financial statements  include  the
accounts   of   Quality  Dining,  Inc.  and  its   wholly   owned
subsidiaries.    All   significant  intercompany   balances   and
transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the
Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the 28-week period ended May 12, 2002 are not necessarily indicative of the results that may be expected for the 52-week year ending October 27, 2002.

These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended
October 28, 2001 included in the Company's Annual Report on  Form
10-K filed with the Securities and Exchange Commission.

Adoption of Statement of Financial Accounting Standards  No.  141
and No. 142

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. SFAS 141 also establishes criteria that must be used to determine whether acquired intangible assets should be recognized separately from goodwill in the Company's financial statements. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill and indefinite-lived intangible assets will be tested for impairment in accordance with the provisions of SFAS 142. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company has early adopted the provisions of SFAS 142, in the first quarter of fiscal 2002. SFAS 142 allows up to six months from the date of adoption to complete the transitional goodwill impairment test which requires the comparison of the fair value of a

                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 12, 2002
                               (Unaudited)



reporting unit to its carrying value (using amounts measured as of the beginning of the year of adoption) to determine whether there is an indicated transitional goodwill impairment. The quantification of an impairment requires the calculation of an "implied" fair value for a reporting unit's goodwill. If the implied fair value of the reporting unit's goodwill is less than its recorded goodwill, a transitional goodwill impairment charge is recognized and reported as a cumulative effect of a change in accounting principle. The Company completed the impairment testing of goodwill during the second quarter of fiscal 2002 and determined that there is no transitional goodwill impairment.

Intangible Assets
-----------------
                                               As of May 12, 2002
                                       --------------------------------
                                      Gross Carrying        Accumulated
                                         Amount             Amortization
                                        ($000s)               ($000s)
Amortized intangible assets:            -------               -------
  Trademarks                           $  8,343              $ (2,167)
  Franchise fees and development fees    14,501                (4,901)
                                        -------               -------
Total                                  $ 22,844              $ (7,068)
                                        =======               =======

The  Company's  intangible  asset amortization  expense  for  the
twenty-eight  weeks  ended  May  12,  2002  was  $621,000.    The
estimated intangible amortization expense for each of the next five years is $1,153,000.

In the fourth quarter of fiscal 2001, the Company recorded an impairment charge related to certain Grady's American Grill restaurants that resulted in a reduction of the net book value of the Grady's American Grill trademark by $4,920,000. In conjunction with the Company's impairment assessment, the Company revised its estimate of the remaining useful life of the
trademark  to  15 years.    The original estimated  life  of  the
trademark had been 40 years. As a result of these changes, net income for the twenty-eight weeks ended May 12, 2002, was decreased by $50,000, which is less than $0.01 per diluted share.


Goodwill

The  Company  operates four distinct restaurant concepts  in  the food-service industry. It owns the Grady's American Grill and two Italian Dining concepts and operates Burger King restaurants and Chili's Grill & Bar restaurants as a franchisee of Burger King Corporation and Brinker International, Inc., respectively. The Company has identified each restaurant concept as an operating segment based on management structure and internal reporting. The Company has two operating segments with goodwill
- Chili's Grill & Bar and Burger King. The Company had a total of $8,176,000 in goodwill as of May 12, 2002. The Chili's Grill and Bar operating segment had $6,903,000 of goodwill and the Burger King operating segment had $1,273,000 of goodwill.


                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 12, 2002
                               (Unaudited)



Adoption of Statement 142
-------------------------
The following table reports the comparative impact the adoption of Statement 142 has on the reported results of operations.

                                                    Twenty-Eight Weeks Ended
                                                    May 12,          May 13,
                                                     2002              2001
                                                   -------           -------
 ($000s except for earnings-per-share amounts)

Reported net income                               $ 2,165              $ 563
  Add back: Goodwill amortization                       -                291
                                                  -------            -------
  Adjusted net income                             $ 2,165              $ 854
                                                  =======            =======

Basic earnings per share:
  Reported net income                               $0.19              $0.05
  Goodwill amortization                                 -               0.02
                                                  -------            -------
  Adjusted net income                               $0.19              $0.07
                                                  =======            =======
Diluted earnings per share:
  Reported net income                               $0.19              $0.05
  Goodwill amortization                                 -               0.02
                                                  -------            -------
  Adjusted net income                               $0.19              $0.07
                                                  =======            =======


Note 3: Acquisitions and Dispositions.

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

On May 16, 2002, the Company sold nine of its Grady's American Grill restaurants for $10.5 million. As of the balance sheet date the Company had committed to a plan to dispose of the Grady's American Grill restaurants and therefore the related assets have been classified as held for sale as of May 12, 2002.

                          QUALITY DINING, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                              May 12, 2002
                               (Unaudited)


Note 4:  Commitments.

As of May 12, 2002, the Company had commitments aggregating approximately $3,380,000 for restaurant construction and the purchase of new equipment.


Note 5:  Debt Instruments.

As  of May 12, 2002, the Company had a financing package totaling
$125,066,000,  consisting  of  a  $76,000,000  revolving   credit
agreement (the "Bank Facility") and a $49,066,000 mortgage facility (the "Mortgage Facility"), as described below.

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

The Bank Facility executed with JP Morgan Chase Bank, as agent for a group of six banks, provided for borrowings of up to $76,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread. The weighted average borrowing rate on May 12, 2002 was 4.62%. The Company had $13,824,000 available under the Bank Facility as of May 12, 2002. The Bank Facility was collateralized by the stock of certain subsidiaries of the Company, certain interests in the Company's franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's personal property not pledged in the Mortgage Facility.

The Bank Facility contained restrictive covenants including maintenance of certain prescribed debt and fixed charge coverage ratios, limitations on the incurrence of additional indebtedness, limitations on consolidated capital expenditures, cross-default provisions with other material agreements, restrictions on the payment of dividends (other than stock dividends) and limitations on the purchase or redemption of shares of the Company's capital stock.

Effective June 10, 2002, the Company refinanced the Bank Facility with a $60,000,000 revolving credit agreement (the "New Facility") with JP Morgan Chase Bank, as agent, and four other banks. The New Facility, provides for borrowings at the adjusted LIBOR rate plus a contractual spread which compares to the Bank Facility as follows:





                          QUALITY DINING, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                              May 12, 2002
                               (Unaudited)




RATIO OF FUNDED DEBT
TO CASH FLOW                               LIBOR MARGIN
                                BANK FACILITY       NEW FACILITY
--------------------            ---------------     ------------
4.50 < or = X                    3.00%                3.00%
4.00 < or = X                    2.75%                3.00%
3.50 < or = X                    2.50%                3.00%
3.00 < or = X                    2.25%                2.75%
2.50 < or = X                    1.75%                2.25%
X < 2.50                         1.25%                1.75%


The New Facility also contains covenants requiring maintenance of funded debt to cash flow and fixed charge coverage ratios which compare to the Bank Facility as follows:

COVENANT                      BANK FACILITY                 NEW FACILITY
                              -------------                 ------------
MAXIMUM FUNDED DEBT
TO CASH FLOW RATIO
-------------------
Fiscal 2002
Q1                                4.25                        N/A
Q2                                4.25                       4.00
Q3                                3.75                       4.00
Q4                                3.75                       4.00


Fiscal 2003
Q1 through Q3                      N/A                       4.00
Q4                                 N/A                       3.75

Fiscal 2004
Q1 through Q3                      N/A                       3.75
Q4                                 N/A                       3.50

Fiscal 2005
Q1 through Q2                      N/A                       3.50
Thereafter                         N/A                       3.00

FIXED CHARGE COVERAGE RATIO       1.55                       1.50



The New Facility also contains certain other restrictive covenants, terms and conditions that are substantially the same as those that were contained in the Bank Facility. The New Facility is collateralized by substantially all of the Company's assets not pledged in the Mortgage Facility.






                          QUALITY DINING, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                              May 12, 2002
                               (Unaudited)



Note 6: Earnings Per Share.

The Company had outstanding common shares of 11,590,151 as of May 12, 2002. The Company has granted options to purchase common shares to its employees and outside directors. The Company has also granted restricted stock to its employees. These options and restricted stock have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS 128.

                               Twelve weeks ended  Twenty-eight weeks ended
                                    May 12, May 13,    May 12,   May 13,
                                     2002    2001       2002      2001
                                   ------- -------    -------   -------
(In thousands, except per share amounts)

Basic net income per share:
Net income available to
  common shareholders (numerator) $1,223 $ 439 $2,165 $ 563 Weighted average common shares ======= ======= ======= =======
  outstanding (denominator)        11,206   11,590     11,206    11,686
                                  =======  =======    =======   =======
Basic net income per share         $ 0.11   $ 0.04     $ 0.19    $ 0.05
                                  =======  =======    =======   =======






                          QUALITY DINING, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                              May 12, 2002
                               (Unaudited)

                               Twelve weeks ended  Twenty-eight weeks ended
                                    May 12, May 13,    May 12,   May 13,
                                     2002    2001       2002      2001
                                   ------- -------    -------   -------
(In thousands, except per share amounts)

Diluted net income per share:
Net income available to
 common shareholders (numerator)   $1,223  $  439      $2,165    $  563
                                  =======  =======    =======   =======
Weighted average common shares
  outstanding                      11,206   11,590     11,206    11,686
Effect of dilutive securities:
  Options on common stock             216       35        172        23
Total common shares and dilutive  -------  -------    -------   -------
  securities(denominator)          11,422   11,625     11,378    11,709
                                  =======  =======    =======   =======
Diluted net income per share       $ 0.11   $ 0.04     $ 0.19    $ 0.05
                                  =======  =======    =======   =======

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

                              Full          Quick
(Dollars  in  thousands)     Service        Service     Other     Total
 ----------------------      -------        -------    -------  -------
Second quarter fiscal 2002
---------------------------
Revenues                   $  33,907     $  28,262    $     -  $ 62,169
Income from restaurant
  operations                   4,150         3,881        (71)    7,960

Operating income               2,290         1,192       (532) $  2,950
Interest expense                                                 (1,945)
Other income                                                        542
Income before income                                           --------
  Taxes                                                        $  1,547
                                                               ========
Depreciation and
  amortization                 1,447         1,070       247      2,764


                          QUALITY DINING, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                              May 12, 2002
                               (Unaudited)



                              Full          Quick
(Dollars  in  thousands)     Service        Service     Other     Total
 ----------------------      -------        -------    -------  -------
Second quarter fiscal 2001
--------------------------
Revenues                   $  34,762     $  17,452     $    -  $ 52,214
Income from restaurant
  operations                   4,266         2,602         32     6,900

Operating income               2,376           993       (347) $  3,022
Interest expense                                                 (2,429)
Other income                                                        336
Income before income                                            -------
  taxes                                                        $    929
                                                                =======
Depreciation and
  amortization                 2,065           723        308     3,096



First twenty-eight weeks of fiscal 2002
---------------------------------------
Revenues                   $  78,866     $  63,806    $     -  $142,672
Income from restaurant
  operations                   9,437         7,998          1    17,436

Operating income               5,329         2,197       (787) $  6,739
Interest expense                                                 (4,715)
Other income                                                        897
Income before income                                            -------
  taxes                                                        $  2,921
                                                                =======
Depreciation and
  amortization                 3,370         2,408       608      6,386



First twenty-eight weeks of fiscal 2001
----------------------------------------
Revenues                   $  80,526     $  39,959    $     -  $120,485
Income from restaurant
  operations                   9,833         5,620         75    15,528

Operating income               5,661         1,975     (1,044) $  6,592
Interest expense                                                 (5,864)
Other income                                                        692
Income before income                                            -------
  taxes                                                        $  1,420
                                                                =======
Depreciation and
  amortization                 4,810         1,684        734     7,228



                                 QUALITY DINING, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                              May 12, 2002
                               (Unaudited)

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


                          QUALITY DINING, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                              May 12, 2002
                               (Unaudited)

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





                          QUALITY DINING, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                              May 12, 2002
                               (Unaudited)

On or about September 10, 1999, Bruegger's Corporation, Lethe LLC, Nordahl L. Brue, and Michael J. Dressel commenced an action against the Company in the United States District Court for the District of Vermont alleging that the Company breached various provisions of the Share Exchange Agreement which arose out of the ongoing dispute concerning the net working capital adjustment contemplated by the Share Exchange Agreement. On February 1, 2000, the Company filed counter-claims against Bruegger's Corporation for the working capital adjustment to which it believes it is entitled. Additionally, on or about September 13, 1999, Messrs. Brue and Dressell asserted a claim for breach of representations and warranties under the Share Exchange Agreement.

On February 28, 2001, the Company and Bruegger's Corporation reached a settlement (the "Bruegger's Resolution") of their various disputes that includes, among other things, the following provisions: (a) the principal amount of the Subordinated Note was restated to $10.7 million; (b) the Company and Bruegger's Corporation each released their claim against the other to receive a net working capital adjustment; (c) the Subordinated Note was modified to, among other things, provide for an extension of the period through which interest is to be accrued and added to the principal amount of the Subordinated Note from October, 2000 through January, 2002. From January, 2002 through June, 2002, one-half of the interest is to be accrued and added to the principal amount of the Subordinated Note and one-half of the interest is to be paid in cash. Commencing in January, 2003, interest is to be paid in cash through the maturity of the Subordinated Note in October 2004; (d) the Company and Bruegger's Corporation are each responsible for 50% of the Franchise Damages with respect to the claims asserted by BFBC Ltd., et al., (e) Bruegger's Corporation is entitled to 25% of any net recovery made by the Company on the BFBC, Ltd., Loan; provided, however, that any such entitlement is required to be applied to the outstanding balance of the Subordinated Note; (f) Bruegger's Corporation and its affiliates released their claims for breach of representations and warranties under the Share Exchange Agreement; and (g) Bruegger's Corporation is entitled to a credit of two dollars against the Subordinated Note for every one dollar that Bruegger's Corporation prepays against the Subordinated Note prior to October, 2003 up to a maximum credit of $4 million. As of the fourth quarter of fiscal 2001, Bruegger's Corporation advised the Company that it is unable to continue to pay its 50% share of Franchise Damages. Accordingly, it is likely that the Company will have to incur the full expense of the BFBC litigation and that Bruegger's Corporation will not have the ability to perform its indemnity obligations, if any. The ongoing expense of the BFBC litigation may be significant to the Company's results of operations. Such expense is not presently estimable as it depends upon a number of variables including the extent to which the Company obtains favorable rulings on motions it has filed, the length and outcome of any trial, whether or not any appeal is taken and, if so, whether the Company is bringing or responding to the appeal.

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

                          QUALITY DINING, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                              May 12, 2002
                               (Unaudited)


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



Note 9: Franchisee Commitment.

   On January 27, 2000 the Company executed a "Franchisee Commitment" pursuant to which it agreed to undertake certain "Transformational Initiatives" including capital improvements and other routine maintenance in all of its Burger King restaurants. The capital improvements include the installation of signage bearing the new Burger King logo and the installation of a new drive-through ordering system. The initial deadline for completing these capital improvements - December 31, 2001 - has been extended to December 31, 2002, although the Company met the initial deadline with respect to 66 of the 70 Burger King restaurants subject to the Franchisee Commitment. In addition, the Company agreed to perform, as necessary, certain routine maintenance such as exterior painting, sealing and striping of parking lots and upgraded landscaping. The Company completed this maintenance prior to September 30, 2000, as required. In consideration for executing the Franchisee Commitment, the Company received "Transformational Payments" totaling approximately $3.9 million during fiscal 2000. In addition, the Company received supplemental Transformational Payments of $135,000 in October, 2001 and an additional $180,000 in the first quarter of fiscal 2002. The portion of the Transformational Payments that corresponds to the amount required for the capital improvements will be recognized as an offset to depreciation expense over the useful life of the capital improvements. The portion of the Transformational Payments that corresponds to the required routine maintenance was recognized as a reduction in maintenance expense over the period during which maintenance was performed. The remaining balance of the Transformational Payments was recognized as other income ratably through December 31, 2001, the term of the initial Franchisee Commitment except that the supplemental Transformational Payments were recognized as other income when earned and payable by Burger King Corporation and in the second quarter of fiscal 2002, the Company recognized as other income the $281,000 difference between the previously estimated cost of the required capital improvements and the actual cost thereof.





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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages which certain items of revenue and expense bear to total revenues.

                             Twelve Weeks Ended    Twenty-Eight Weeks Ended
                              May 12,    May 13,       May 12,    May 13,
                               2002       2001          2002       2001
                             ------    -------       -------     ------
Total revenues                100.0%     100.0%        100.0%     100.0%

Operating expenses:
  Restaurant operating expenses
    Food and beverage          28.7       28.3          28.6       28.2
    Payroll and benefits       29.3       29.1          30.0       29.2
    Depreciation and
      amortization              4.0        5.1           4.0        5.1
    Other operating expenses   25.2       24.3          25.1       24.6
                              -----      -----         -----      -----
Total restaurant operating
  expenses                     87.2       86.8          87.7       87.1

Income from operations         12.8       13.2          12.3       12.9

  General and administrative    7.6        7.0           7.2        6.8
  Facility closing costs        0.3          -           0.2        0.2
  Amortization of intangibles   0.2        0.4           0.1        0.4
                              -----      -----         -----      -----
Operating income                4.7        5.8           4.8        5.5
                              -----      -----         -----      -----
Other income (expense):
  Interest expense             (3.1)      (4.7)         (3.3)      (4.9)
  Interest income                 -          -             -          -
  Other income (expense), net    .9         .6            .5         .6
                              -----      -----         -----      -----
Total other expense, net       (2.2)      (4.1)         (2.8)      (4.3)
                              -----      -----         -----      -----
Income before income taxes      2.5        1.7           2.0        1.2
Income tax provision            0.5        0.9           0.5        0.7
                              -----      -----         -----      -----
Net income                      2.0%       0.8%          1.5%       0.5%
                              =====      =====         =====      =====








Item  2.  -  MANAGEMENT'S DISCUSSION AND  ANALYSIS  OF  FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

Restaurant sales for the Company were $62,169,000 for the second quarter of fiscal 2002 versus $52,214,000 for the comparable period in fiscal 2001, an increase of $9,955,000. Restaurant sales for the first twenty-eight weeks of fiscal 2002 were $142,672,000 versus $120,485,000 for the comparable period in fiscal 2001, an increase of $22,187,000.

The Company's Burger King restaurant sales were $28,262,000 in the second quarter of fiscal 2002 compared to sales of $17,452,000 in the same period of fiscal 2001, an increase of $10,810,000. The Company had increased revenues of $9,270,000 from 41 Burger King restaurants in the Grand Rapids, Michigan metropolitan area which were purchased on October 15, 2001. The Company also had increased revenue of $760,000 due to additional sales weeks from one restaurant opened in fiscal 2002 and three restaurants opened in fiscal 2001 which were open for their first full year in fiscal 2002. The Company's Burger King restaurants had average weekly sales of $20,303 in the second quarter of fiscal 2002 versus $20,463 in the same period in fiscal 2001. The restaurants in the Grand Rapids acquisition have significantly lower sales than the Company's other Burger King restaurants and therefore adversely affected the average weekly sales for both the quarter and the twenty-eight weeks ended May 12, 2002. Sales at restaurants open for more than one year increased 3.3% in the second quarter of fiscal 2002 when compared to the same period in fiscal 2001. Sales increased $23,847,000 to $63,806,000 for the first twenty-eight weeks of fiscal 2002 compared to $39,959,000 for the comparable period in fiscal 2001. The Company had increased revenues of $21,205,000 from the 41 Burger King restaurants it acquired in the Grand Rapids, Michigan metropolitan area. The Company had increased revenue of $1,759,000 due to additional sales weeks from one restaurant opened in fiscal 2002 and three restaurants opened in fiscal 2001 which were open for their first full year in fiscal 2002. Average weekly sales were $19,659 in the first twenty-eight weeks of fiscal 2002 versus $20,091 in the same period in fiscal 2001. Sales at restaurants open for more than one year increased 1.4% in the first 28 weeks of fiscal 2002 when compared to the same period in fiscal 2001. The Company believes that the increase in the comparable store sales was mainly due to the increased success of Burger King Corporation's marketing initiatives.

The Company's Chili's Grill & Bar restaurant sales increased $1,879,000 to $17,695,000 in the second quarter of fiscal 2002 compared to $15,816,000 in the same period in fiscal 2001. The Company had increased revenue of $1,099,000 due to additional sales weeks from two new restaurants opened during fiscal 2001. Average weekly sales increased to $44,685 in the second quarter of fiscal 2002 versus $42,515 in the same period of fiscal 2001. Sales at restaurants open for more than one year increased 4.9% in the second quarter of fiscal 2002 when compared to the same period in fiscal 2001. Sales for the first twenty-eight weeks of fiscal 2002 increased $3,769,000 to $40,249,000 compared to $36,480,000 for the same period in fiscal 2001. The Company had increased revenue of $2,686,000 due to additional sales weeks from two new restaurants opened during fiscal 2001. The average weekly sales were $43,560 in the first twenty-eight weeks of fiscal 2002 versus $42,027 in the same period in fiscal 2001. Sales at restaurants open for more than one year increased 3.8% in the first 28 weeks of fiscal 2002 when compared to the same period in fiscal 2001. The Company believes that the increase in average weekly sales was mainly due to successful operational and marketing initiatives both by the Company and the franchisor.

Item  2.  -  MANAGEMENT'S DISCUSSION AND  ANALYSIS  OF  FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

Sales in the Company's Grady's American Grill restaurant division were $12,294,000 in the second quarter of fiscal 2002 compared to sales of $14,876,000 in the same period in fiscal 2001, a decrease of $2,582,000. The Company closed two units in the first quarter of fiscal 2002. The absence of these units accounted for $603,000 of the sales decrease during the second quarter of fiscal 2001. The Company's Grady's American Grill restaurants had average weekly sales of $32,015 in the second quarter of fiscal 2002 versus $36,461 in the same period in fiscal 2001. Sales at restaurants open for more than one year decreased 15.0% in the second quarter of fiscal 2002 when compared to the same period in fiscal 2001. Sales for the first twenty-eight weeks of fiscal 2002 were $29,480,000 compared to $34,788,000 for the same period in fiscal 2001, a decrease of $5,308,000. The absence of the closed restaurants contributed approximately $1,052,000 to the sales decrease. Average weekly sales were $32,305 in the first twenty-eight weeks of fiscal 2002 versus $36,087 in the same period in fiscal 2001. Sales at restaurants open for more than one year decreased 13.2% in the first 28 weeks of fiscal 2002 when compared to the same period in fiscal 2001.

The Company continues to experience a significant decrease in sales and cash flow at its Grady's American Grill division. The Company continues to pursue various management actions in response to this declining trend, including evaluating strategic business alternatives for the division both as a whole and at each of its restaurant locations.

The Company sold nine of its Grady's American Grill restaurants for approximately $10.5 million on May 16, 2002. The Company recorded an impairment charge of $4.1 million related to these nine restaurants during the fourth quarter of fiscal 2001. As a consequence of this loss and in connection with the aforementioned evaluation, the Company estimated the future cash flows expected to result from the continued operation and the residual value of the remaining restaurant locations in the division and concluded in the fourth quarter of fiscal 2001 that, in 12 locations, the undiscounted estimated future cash flows were less than the carrying amount of the related assets. Accordingly, the Company concluded that these assets had been impaired and recorded an impairment charge related to these assets aggregating $10.4 million during the fourth quarter of fiscal 2001.

While the Company believes that the Grady's American Grill assets are reported at their estimated fair values as of May 12, 2002, there can be no assurances thereof.

The Company's Italian Dining Division restaurant sales decreased $152,000 to $3,918,000 in the second quarter of fiscal 2002 compared to $4,070,000 in the same period in fiscal 2001. The average weekly sales were $40,809 in the second quarter of fiscal 2002 versus $42,400 in the same period of fiscal 2001. Sales at restaurants open for more than one year decreased 3.7% in the second quarter of fiscal 2002 when compared to the same period in fiscal 2001. Sales for the first twenty-eight weeks of fiscal 2002 decreased $121,000 to $9,137,000 compared to $9,258,000 for the same period in fiscal 2001. The average weekly sales were $40,791 in the first twenty-eight weeks of fiscal 2002 versus
$41,332 in the same period in fiscal 2001. Sales at restaurants open for more than one year decreased 1.3% in the first twenty-eight weeks of fiscal 2002 when compared to the same period in fiscal 2001.

Item  2.  -  MANAGEMENT'S DISCUSSION AND  ANALYSIS  OF  FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

Total restaurant operating expenses, as a percentage of restaurant sales, increased to 87.2% for the second quarter of fiscal 2002 versus 86.8% in the second quarter of fiscal 2001 and 87.7% in the first twenty-eight weeks of fiscal 2002 versus 87.1% in the same period of fiscal 2001. The following factors influenced the operating margins.

On October 15, 2001, the Company purchased 42 Burger King restaurants in the Grand Rapids, Michigan metropolitan area (one of which was subsequently closed). The acquired Burger King restaurants have significantly lower operating margins than the Company's other Burger King restaurants. The new Burger King restaurants therefore had a negative effect on operating margins. The Company believes that over time these operating margins will improve and be similar to the Company's historical operating margins.

Food and beverage costs increased to 28.7% of total revenues in the second quarter of fiscal 2002 compared to 28.3% of total revenues in the same period in fiscal 2001 and 28.6% in the first twenty-eight weeks of fiscal 2002 compared to 28.2% in the same period of fiscal 2001. Food and beverage costs in dollars and as a percentage of sales increased in the quick service segment due to the purchase of Burger King restaurants in Grand Rapids, Michigan. The Company had an increase in food and beverage costs of $2,830,000 in the second quarter and $6,422,000 in the first twenty-eight weeks of fiscal 2002 due to the addition of 41 Burger King restaurants in Grand Rapids, Michigan. The full service segment's food and beverage costs, as a percentage of sales, were higher than the prior year. This increase was mainly due to increased costs at the Company's Grady's American Grill restaurants.

Payroll and benefits were 29.3% of total revenues in the second quarter of fiscal 2002 compared to 29.1% in the same period of fiscal 2001. Payroll and benefits were 30.0% of total revenues in the first twenty-eight weeks of fiscal 2002 compared to 29.2% in the same period of fiscal 2001. The Company experienced an increase in payroll, as a percentage of sales, in both the full service and the quick service segments. The increase as a percentage of sales in the full service segment was mainly due to the decreased average weekly sales in the Company's Grady's American Grill restaurants. The increase as a percent of sales and in total dollars in the quick service segment was due to the purchase of the Burger King restaurants in Grand Rapids, Michigan. The Company experienced an increase in payroll of $2,785,000 in the second quarter and $6,756,000 in the first twenty-eight weeks of fiscal 2002 due to the addition of the Burger King restaurants in Grand Rapids, Michigan.

Depreciation and amortization, as a percentage of total revenues, decreased to 4.0% for the second quarter of fiscal 2002 compared to 5.1% in the same period in fiscal 2001. The decrease was mainly due to a $402,000 decrease at the Company's Grady's division, which was a direct result of the fiscal 2001 asset impairment charge discussed above. This decrease was partially offset by a $225,000 increase in depreciation and amortization in the quick service segment due to the addition of 41 Burger King restaurants in Grand Rapids, Michigan. Depreciation and amortization, as a percentage of total revenues, decreased to 4.0% in the first twenty-eight weeks of fiscal 2002 compared to 5.1% in the same period in fiscal 2001. The decrease was mainly due to a $937,000 decrease at the Company's Grady's division. The decrease was a direct result of the fiscal 2001 asset impairment charge discussed above. This decrease was partially offset by a $515,000 increase in depreciation and amortization in the quick service segment due to the addition of 41 Burger King restaurants in Grand Rapids, Michigan.







Item  2.  -  MANAGEMENT'S DISCUSSION AND  ANALYSIS  OF  FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

Other restaurant operating expenses include rent and utilities, royalties, promotional expense, repairs and maintenance, property taxes and insurance. Other restaurant operating expenses as a percentage of total revenues increased in the second quarter of fiscal 2002 to 25.2% compared to 24.3% in the same period of fiscal 2001 and to 25.1% in the first twenty-eight weeks of fiscal 2002 compared to 24.6% in the same period of fiscal 2001. The increase in other restaurant operating expenses as a percentage of sales and in total dollars was mainly due to the quick service segment incurring more restaurant operating expenses related to the addition of 41 Burger King restaurants in Grand Rapids, Michigan. The acquisition of the Grand Rapids restaurants increased restaurant operating expenses $2,686,000 in the second quarter and $6,241,000 in the first twenty-eight weeks of fiscal 2002.

Income from restaurant operations increased $1,060,000 to $7,960,000, or 12.8% of revenues, in the second quarter of fiscal 2002 compared to $6,900,000, or 13.2% of revenues, in the comparable period of fiscal 2001. Income from restaurant operations in the Company's Quick Service segment increased
$1,279,000 while the Company's Full Service segment decreased $116,000 from the prior year. Income from restaurant operations increased $1,908,000 to $17,436,000, or 12.3% of revenues, in the first twenty-eight weeks of fiscal 2002 compared to $15,528,000, or 12.9% of revenues, in the comparable period of fiscal 2001. Income from restaurant operations in the Company's Quick Service segment increased $2,378,000 while the Company's Full Service segment decreased $396,000 when compared to the first twenty-eight weeks of the prior year.

General and administrative expenses were $4,708,000 in the second quarter of fiscal 2002 compared to $3,677,000 in the second quarter of fiscal 2001 and $10,265,000 in the first twenty-eight weeks of fiscal 2002 compared to $8,250,000 in the same period of fiscal 2001. As a percentage of total restaurant sales, general and administrative expenses were 7.6% in the second quarter of fiscal 2002 versus 7.0% in the second quarter of fiscal 2001 and 7.2% in the first twenty-eight weeks of fiscal 2002 compared to 6.8% in the same period of fiscal 2001. In the second quarter of fiscal 2002 the Company recorded approximately $595,000 in expenses related to the Company's litigation with BFBC, LTD. and in the first twenty-eight weeks of fiscal 2002 the Company recorded approximately $880,000 for the BFBC, LTD litigation (See
Note 8). The Company did not incur similar expenses during fiscal 2001. The Company also incurred additional general and administrative expenses related to the addition of 41 Burger King restaurants in Grand Rapids, Michigan. The increase in the second quarter of fiscal 2002 was $303,000 and the increase in the first twenty-eight weeks of fiscal 2002 was $762,000.

The Company incurred $204,000 in Grady's facility closing costs in the first twenty-eight weeks of fiscal 2002 versus $216,000 in the same period of fiscal 2001.

Amortization of intangibles, as a percentage of total revenues, decreased to 0.2% for the second quarter of fiscal 2002 compared to 0.4% in the same period in fiscal 2001, and to 0.1% in the first twenty-eight weeks of fiscal 2002 compared to 0.4% for the same period in fiscal 2001. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" at the beginning of fiscal 2002. Under SFAS 142, amortization of goodwill was discontinued.

Total other expenses, as a percentage of revenues, decreased to 2.2% for the second quarter of fiscal 2002 from 4.1% during the comparable period in fiscal 2001, and to 2.8% in the first twenty-eight weeks of fiscal 2002 compared to 4.3% in the same period of fiscal 2001. The decrease was due to lower interest rates which reduced the Company's interest expense in the second quarter and first twenty-eight weeks of fiscal 2002 versus the same period in fiscal 2001.


Item  2.  -  MANAGEMENT'S DISCUSSION AND  ANALYSIS  OF  FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

The provision for income taxes was $324,000 for the second quarter of fiscal 2002 versus $490,000 in the comparable period in fiscal 2001. The provision for income taxes was $756,000 for the first twenty-eight weeks of fiscal 2002 versus $857,000 in the comparable period in fiscal 2001. The Company's federal tax expense was completely offset by a reduction in the Company's deferred tax valuation allowance for both the second quarter and the first twenty-eight weeks of fiscal 2002. The Company has a large portion of state taxes which are based on criteria other than income. The Company expects to incur approximately $1,400,000 in state income taxes during fiscal 2002.

For the second quarter of fiscal 2002, the Company reported net income of $1,223,000 compared to net income of $439,000 for the same period of fiscal 2001 and $2,165,000 in the first twenty-eight weeks of fiscal 2002 compared to $563,000 in the same period of fiscal 2001.

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

In the first twenty-eight weeks of fiscal 2002, cash provided by operating activities was $8,228,000 compared to $5,192,000 in fiscal 2001. The increase in fiscal 2002 compared to fiscal 2001 was mainly due to the timing of cash disbursements, which resulted in an increase in accounts payable and accrued liabilities of $1,164,000 in fiscal 2002 versus a decrease in accounts payable and accrued liabilities of $2,520,000 in fiscal 2001.

The Company had a net repayment of $2,600,000 under its revolving credit agreement during the first twenty-eight weeks of fiscal 2002. As of May 12, 2002, the Company's revolving credit agreement had an additional $13,824,000 available for future borrowings. The Company's average borrowing rate on May 12, 2002, was 4.62%. The revolving credit agreement is subject to certain restrictive covenants that require the Company, among other things, to achieve agreed upon levels of cash flow. Under the revolving credit agreement the Company's funded debt to consolidated cash flow ratio and fixed charge coverage ratio requirements were 4.25 and 1.55, respectively, on May 12, 2002. The Company was in compliance with these requirements with a funded debt to consolidated cash flow ratio of 4.13 and a fixed charge coverage ratio of 1.67.

The Company did not repurchase any shares of stock during the first twenty-eight weeks of fiscal 2002. The Company repurchased 736,073 shares of its common stock in the open market in the first twenty-eight weeks of fiscal 2001 for $1,925,000. The Company does not presently intend to repurchase shares due to the Company's significant capital expenditure budget for fiscal 2002.

During the first twenty-eight weeks of fiscal 2002, the Company had $4,329,000 in capital expenditures in connection with the opening of new restaurants and the refurbishing of existing restaurants.

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

As of May 12, 2002, the Company had a $76,000,000 revolving credit agreement (the "Bank Facility"). The Bank Facility executed with JP Morgan Chase Bank, as agent for a group of six banks, provided for borrowings of up to $76,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread. The Bank Facility was collateralized by the stock of certain subsidiaries of the Company, certain interests in the Company's franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's personal property not pledged in the Mortgage Facility.

The Bank Facility contained restrictive covenants including maintenance of certain prescribed debt and fixed charge coverage ratios, limitations on the incurrence of additional indebtedness, limitations on consolidated capital expenditures, cross-default provisions with other material agreements, restrictions on the payment of dividends (other than stock dividends) and limitations on the purchase or redemption of shares of the Company's capital stock.

Effective June 10, 2002, the Company refinanced the Bank Facility with JP Morgan Chase Bank, as agent, and four other banks, with a $60,000,000 revolving credit agreement (the "New Facility"). The New Facility provides for borrowings at the adjusted LIBOR rate plus a contractual spread which compares to the Bank Facility as follows:


RATIO OF FUNDED DEBT
TO CASH FLOW                              LIBOR MARGIN
-------------------           BANK FACILITY      NEW FACILITY
                              -------------      ------------
4.50 < or = X                    3.00%                3.00%
4.00 < or = X                    2.75%                3.00%
3.50 < or = X                    2.50%                3.00%
3.00 < or = X                    2.25%                2.75%
2.50 < or = X                    1.75%                2.25%
X < 2.50                         1.25%                1.75%







Item  2.  -  MANAGEMENT'S DISCUSSION AND  ANALYSIS  OF  FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

The New Facility also contains covenants requiring maintenance of funded debt to cash flow and fixed charge coverage ratios which compare to the Bank Facility as follows:

COVENANT                      BANK FACILITY                 NEW FACILITY
                              -------------                 ------------
MAXIMUM FUNDED DEBT
TO CASH FLOW RATIO
-------------------
Fiscal 2002
Q1                                4.25                        N/A
Q2                                4.25                       4.00
Q3                                3.75                       4.00
Q4                                3.75                       4.00


Fiscal 2003
Q1 through Q3                      N/A                       4.00
Q4                                 N/A                       3.75

Fiscal 2004
Q1 through Q3                      N/A                       3.75
Q4                                 N/A                       3.50

Fiscal 2005
Q1 through Q2                      N/A                       3.50
Thereafter                         N/A                       3.00

FIXED CHARGE COVERAGE RATIO       1.55                       1.50


The   New   Facility  also  contains  certain  other  restrictive
covenants, terms and conditions that are substantially the same as those that were contained in the Bank Facility.

The Company does not believe that its current business plans will be impeded by its leverage. Should the Company's leverage impede its business plan, the Company believes it could reduce its capital spending and/or recapitalize its balance sheet. Its principal opportunities to reduce capital spending would be to scale back its new unit development and/or its planned remodel budget. The Company believes its principal opportunity to recapitalize its balance sheet would be to enter into a sale-leaseback transaction involving certain of its restaurant properties. Although the Company prefers to own its real estate, in addition to the properties in the Mortgage
Facility, the Company currently owns 20 restaurants and has ground leases for 9 others that might be suitable for such a transaction.


Item  2.  -  MANAGEMENT'S DISCUSSION AND  ANALYSIS  OF  FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

OTHER MATTERS

Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon the consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and notes thereto. Actual results may differ from these estimates, and such differences may be material to the consolidated financial statements. Management believes that the following significant accounting policies involve a higher degree of judgment or complexity.

Property and equipment

Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. The useful lives of the assets are based upon management's expectations for the period of time that the asset will be used for the generation of revenue. Management periodically reviews the assets for changes in circumstances that may impact their useful lives.

Impairment of long-lived assets

Management periodically reviews property and equipment for impairment using historical cash flows as well as current estimates of future cash flows. This assessment process requires the use of estimates and assumptions that are subject to a high degree of judgment. In addition, management periodically assesses the recoverability of goodwill and other intangible assets which requires assumptions regarding the future cash flows and other factors to determine the fair value of the assets. If these assumptions change in the future, management may be required to record impairment charges for these assets.

Income taxes

The Company has recorded a valuation allowance to reduce its deferred tax assets since it is more likely than not that some portion of the deferred assets will not be realized. Management has considered future taxable income and ongoing feasible tax strategies in assessing the need for the valuation allowance; if these estimates and assumptions change in the future, the Company may be required to adjust its valuation allowance. This could result in a charge to, or an increase in, income in the period such determination is made.

Other estimates

Management is required to make judgments and or estimates in the determination of several of the accruals that are reflected in the consolidated financial statements. Management believes that the following accruals are subject to a higher degree of judgment.








Item  2.  -  MANAGEMENT'S DISCUSSION AND  ANALYSIS  OF  FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

Management uses estimates in the determination of the required accruals for general liability, workers' compensation and health insurance. These estimates are based upon a detailed examination of historical and industry claims experience. The claim experience may change in the future and may require management to revise these accruals.

Management is periodically involved in various legal actions arising in the normal course of business. Management is required to assess the probability of any adverse judgments as well as the potential ranges of any losses. Management determines the required accruals after a careful review of the facts of each legal action. The accruals may change in the future due to new developments in these matters.

Management continually reassesses its assumptions and judgments and makes adjustments when significant facts and circumstances dictate. Historically, actual results have not been materially different than the estimates that are described above.

This report contains certain forward-looking statements, including statements about the Company's development plans, that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the availability and cost of suitable locations for new restaurants; the availability and cost of capital to the Company; the ability of the Company to develop and operate its restaurants; the hiring, training and retention of skilled corporate and restaurant management and other restaurant personnel; the integration and assimilation of acquired businesses; the overall success of the Company's franchisors; the ability to obtain the necessary government approvals and third-party consents; and changes in governmental regulations, including increases in the minimum wage.





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

  (a)Exhibits

     A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

  (b)Reports on Form 8-K

      None






                               Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Quality Dining, Inc.
                                   (Registrant)


Date:  June 25, 2002            By: /s/Christopher L. Collier
                                    --------------------------

                                   Vice  President of Finance
                                  (Principal financial officer)










INDEX TO EXHIBITS

Exhibit Number           Description
--------------           ---------------------------------

4-O                       Fourth  Amended and Restated  Revolving
                          Credit Agreement dated as of May 30, 2002 by and between Quality Dining, INC. and GAGHC, INC., as borrowers, and JP Morgan Chase Bank, as Administrative Agent, Bank of America, National Association, as Syndication Agent and J.P.
                          Morgan Securities INC., as Arranger

4-P INTERCREDITOR AGREEMENT dated as of the 15th day of October, 2001, by and among BURGER KING CORPORATION, the Franchisee and JP Morgan
                         Chase Bank, as Administrative Agent for
                         the Banks.





Exhibit 4-O
-----------------------------

FOURTH AMENDED AND RESTATED
REVOLVING CREDIT AGREEMENT

DATED AS OF MAY 30, 2002

BY AND BETWEEN

QUALITY DINING, INC.
AND
GAGHC, INC.,
as Borrowers,

AND

THE BANKS WHICH ARE PARTY HERETO

AND

JP MORGAN CHASE BANK
(as successor to Chase Bank of Texas, National Association), as Administrative Agent

AND

BANK OF AMERICA, NATIONAL ASSOCIATION
(formerly, NationsBank, N.A.),
as Syndication Agent

J.P. MORGAN SECURITIES INC.,
as Arranger


TABLE OF CONTENTS                                           Page

ARTICLE I.      DEFINITIONS....................................1
ARTICLE II.     THE ADVANCES..................................15
2.1       Advances............................................15
2.2       Election by Borrower................................19
2.3       Increased Costs; Capital Adequacy...................20
2.4       Liquidation Fee.....................................22
2.5       Basis for Determining LIBOR Rate Inadequate or
           Unfair.............................................22
2.6       Payments............................................23
2.7       Setoff; etc.........................................23
2.        Sharing.............................................24
29        Revolving Credit Commitment Fee.....................24
2.10      Amendment Fees......................................25
2.11      Lending Branch......................................25
2.12      Letters of Credit...................................25
2.13      Application of Payments and Collections.............28
2.14      Extension of Termination Date.......................29
2.15      The Swing Line......................................29
ARTICLE III.      CONDITIONS PRECEDENT........................32
3.1       Conditions Precedent to Effectiveness...............32
3.2       Conditions Precedent to All Advances, Swing Loans and
           Issuances of Letters of Credit.....................35
ARTICLE IV.      REPRESENTATIONS AND WARRANTIES...............36
4.1       Organization; etc...................................36
4.2       Due Authorization...................................36
4.3       Subsidiaries........................................36
4.4       Validity of the Agreement; etc......................37
4.5       Financial Statements................................37
4.6       Litigation; etc.....................................37
4.7       Compliance with Law.................................37
4.8       ERISA Compliance....................................38
4.9       Title to Assets.....................................38
4.10      Indebtedness........................................38
4.11      Use of Proceeds.....................................38
4.12      Margin Stock........................................38
4.13      Investment Company Act..............................39
4.14      Unregistered Securities.............................39
4.15      Public Utility Holding Company Act..................39
4.16      Accuracy of Information.............................39
4.17      Tax Returns; Audits.................................39
4.18      Environmental and Safety Regulations................39
4.19      Forecasts...........................................40
4.20      Solvency............................................40
4.21      No Default..........................................40
4.22      Subsidiary Guarantors...............................40
ARTICLE V.      CERTAIN AFFIRMATIVE COVENANTS.................41
5.1       Financial Information; etc..........................41
5.2       Maintenance of Corporate Existence; etc.............42
5.3       Payment of Taxes; etc...............................43
5.4       Compliance with Laws................................43
5.5       Books and Records; etc..............................43
5.6       Insurance...........................................43
5.7       Conduct of Business.................................44
5.8       Maintain Business...................................44
5.9       ERISA...............................................44
5.10      Changes to GAAP.....................................44
5.11      Use of Proceeds.....................................45
5.12      Subsidiary Guaranty.................................45
5.13      Security Documents..................................45
5.14      Survival of Warranties and Representations..........48
ARTICLE VI.      CERTAIN FINANCIAL COVENANTS AND NEGATIVE
                  COVENANTS...................................48
6.1       Fixed Charge Coverage Ratio.........................49
6.2       Leverage Ratio......................................49
6.3       Limitations on Indebtedness.........................49
6.4       Liens...............................................50
6.5       Dividends, Stock Purchase and Restricted Payments...50
6.6       Sales of Assets.....................................51
6.7       Mergers and Consolidations..........................51
6.8       Preferred Stock of Subsidiaries.....................52
6.9       Disposition of Securities of a Subsidiary...........52
6.10      Investments.........................................53
6.11      Transactions with Affiliates........................53
6.12      Capital Expenditures................................53
6.13      Acquisitions........................................53
6.14      SPE.................................................53
6.15      Rate Hedging Obligations............................53
6.16      Franchise Agreements................................54
ARTICLE VII.      EVENTS OF DEFAULT...........................54
7.1       Events of Default...................................54
7.2       Action If Event of Default..........................55
7.3       Remedies............................................56
ARTICLE VIII.      THE AGENT..................................56
8.1       Appointment and Authorization.......................56
8.2       Power...............................................56
8.3       Employment of Counsel; etc..........................57
8.4       Reliance............................................57
8.5       General Immunity....................................57
8.6       Credit Analysis.....................................58
8.7       Agent and Affiliates................................58
8.8       Indemnification.....................................59
8.9       Successor Administrative Agent......................59
8.10      Agents' Fees........................................59
8.11      Collateral Matters..................................60
8.12      Syndication Agent and Arranger......................60
ARTICLE IX.      AMENDMENT AND RESTATEMENT....................60
9.1       Amendment and Restatement of Existing Credit
           Agreement..........................................60
9.2       Master Assignment of Revolving Credit Loans.........60
9.3       Replacement of Revolving Credit Notes...............62
9.4       Replacement of Swing Line Note......................63
9.5       Security Documents..................................63
9.6       Release of Excluded Assets..........................63
ARTICLE X.      MISCELLANEOUS.................................63
10.1     Waivers, Amendments; etc.............................63
10.2     Payment Dates........................................64
10.3     Notices..............................................64
10.4     Costs and Expenses...................................64
10.5     Indemnification......................................65
10.6     Severability.........................................65
10.7     Cross-References.....................................65
10.8     Headings.............................................65
10.9     Governing Law........................................65
10.10    Successors and Assigns...............................65
10.11    Execution in Counterparts............................67
10.12    Joint and Several Liability..........................67
10.13    Financial Information................................67
10.14    Consent to Jurisdiction..............................67
10.15    Waiver of Jury Trial.................................68

SCHEDULE I     -      Commitments

ANNEX I        -      List of Jurisdictions in which the
                       Borrower is Qualified to Do Business
ANNEX II       -      List of Subsidiaries; Jurisdiction of
                       Incorporation and Stock Ownership
ANNEX III      -      Indebtedness; Liens
ANNEX IV       -      Investments
ANNEX V        -      Description of Real Property
ANNEX VI       -      List of Excluded Property

EXHIBIT A      -      Form of Revolving Credit Note
EXHIBIT B      -      Notice of Borrowing
EXHIBIT C      -      Form of Swing Line Note
EXHIBIT D      -      Legal Opinion of Counsel
EXHIBIT E      -      Form of Assignment Agreement

FOURTH AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT

This Fourth Amended and Restated Revolving Credit Agreement dated as of May 30, 2002 by and between QUALITY DINING, INC., an Indiana corporation, and GAGHC, Inc., a Delaware corporation, as Borrowers, the banks now or hereafter parties hereto (the "Banks"), JP MORGAN CHASE BANK (as successor to Chase Bank of Texas, National Association), in its capacity as Administrative Agent for the Banks (in its capacity as such, and together with any successor administrative agent hereunder, the "Administrative Agent") and BANK OF AMERICA, NATIONAL ASSOCIATION, as Syndication Agent (in its capacity as such, the "Syndication Agent").

WHEREAS, the Borrowers have requested and the Banks have agreed to amend the Existing Credit Agreement (as defined below);

WHEREAS, the Borrowers, the Banks and the Agents have agreed to enter into this Agreement in order to amend and restate the Existing Credit Agreement; and

WHEREAS, it is the intention of the parties to this Agreement that this Agreement not constitute a novation of the obligations under the Existing Credit Agreement and that, from and after the Effective Date, the Existing Credit Agreement shall be amended and restated hereby and all references herein to "hereunder," "hereof," or words of like import and all references in any other Loan Document to the "Credit Agreement" or words of like import shall mean and be a reference to the Existing Credit Agreement as amended and restated hereby.

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

"Acquisition" means any transaction, or any series of related transactions, consummated on or after the Commencement Date, by which either of the Borrowers and/or their respective Subsidiaries (other than an SPE) (i) acquires any going business or all or substantially all of the assets of any firm, corporation or division thereof, whether through purchase of assets, merger or otherwise or (ii) directly or indirectly acquires (in one transaction or as the most recent transaction in a series of transactions) voting power for the election of directors (other than securities having such power only by reason of the happening of a contingency) or a majority (by percentage of voting power) of the outstanding partnership interests of a partnership (any such target business, assets, corporation, partnership or the like herein referred to as a "Target").

"Acquisition Closing Date" means the date of the consummation of any Acquisition of any Target under the terms of this Agreement.

"Adjusted LIBOR Rate" shall mean a rate per annum determined pursuant to the following formula:

                              LIBOR Rate
Adjusted LIBOR Rate =  -----------------------
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

"Agent" shall mean each of the Administrative Agent and the Syndication Agent, and "Agents" shall mean the Administrative
Agent and the Syndication Agent collectively.

"Agreement" shall mean this Fourth Amended and Restated Revolving
Credit Agreement as originally executed and as amended, modified or supplemented from time to time.

"Arranger" shall mean J.P. Morgan Securities Inc., as book manager and lead arranger of the credit facilities provided to the Borrowers by this Agreement.

"Banks" shall mean the Banks referenced in the preamble hereto or any assignee or successor thereto, and including, without limitation, Chase as issuing bank of the Letters of Credit and LaSalle as lender in respect of the Swing Loans.

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

"Business Day" shall mean any day on which commercial banks are not authorized or required to close in Houston, Texas, or Chicago, Illinois, and if such day relates to an event, a transaction or a notice in respect of a LIBOR Base Loan, a day which is also a day on which dealings in U.S. Dollar deposits are carried out in the London interbank market.

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

"Chase" shall mean JP Morgan Chase Bank, in its individual capacity.

"Code" shall mean the Internal Revenue Code of 1986, as amended from time to time.

"Collateral Assignment of Franchise Agreements" shall mean the collateral assignments of franchise agreements, in form and substance reasonably acceptable to the Administrative Agent, executed and delivered by the Borrowers and QDI's Subsidiaries to the Administrative Agent for the benefit of the Bank's, as the same may be amended, supplemented or otherwise modified from time to time.

"Collateral Assignment of Leases" shall mean the collateral assignments of leases, in form and substance reasonably acceptable to the Administrative Agent, executed and delivered by the Borrowers and QDI's Subsidiaries to the Administrative Agent for the benefit of the Banks, as the same may be amended, supplemented or otherwise modified from time to time.

"Commencement Date" shall mean the first day of the third fiscal quarter of QDI's 2002 fiscal year.

"Commitment" shall mean, for each Bank, the aggregate amount of such Bank's Revolving Credit Commitment and Swing Line Commitment
(if any); provided, however, that the aggregate Commitments of all Banks shall not exceed $60,000,000.

"Consolidated Capital Expenditures" shall mean, for any fiscal period, the sum of all Capital Expenditures made by the Borrowers and their consolidated Subsidiaries during such period.

"Consolidated Cash Flow" of any person shall mean, for any period for which the amount thereof is to be determined, Consolidated Net Income of such Person for such period, plus (to the extent deducted in determining Consolidated Net Income and without duplication to adjustments to net income of such Person (determined in accordance with GAAP) made in the determination of Consolidated Net Income) (i) provisions for any Federal, state or local taxes during such period, (ii) interest expense of such Person during such period and (iii) depreciation and amortization of such Person during such period, and (iv) other non-cash income or expenses of such Person during such period.

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

"Earnings Available for Fixed Charges" shall mean, for any period for which the amount thereof is to be determined, the sum of (without duplication): (i) the Consolidated Cash Flow of QDI and its Subsidiaries for such period, and (ii) the rents and other payments (exclusive of property taxes, property and liability insurance premiums and maintenance costs) made by QDI and its Subsidiaries during such period under Operating Leases.

"Effective Date" shall mean the later of May 30, 2002 and the date on which the conditions set forth in Article III are satisfied.

"Environmental Indemnity" shall have the meaning assigned thereto in Section 3.1(a)(vii).

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

"Excluded Property" shall mean each of the following: (i) the Grady's American Grill restaurants which on the date hereof are under contract for sale and (ii) the Grady's American Grill restaurants which are being held for sale, as listed on Annex VI hereto.

"Existing Credit Agreement" shall mean the Third Amended and Restated Revolving Credit Agreement dated as of May 11, 1999 by and between, QDI, GAGHC, the Banks which are a party thereto (the "Existing Banks") and Chase, as Administrative Agent, as amended, supplemented or modified prior to the date hereof.

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

"Fixed Charges" shall mean, for any period for which the amount thereof is to be determined, the sum of the following (without duplication): (i) Interest Expense of QDI and its Subsidiaries for such period, plus (ii) all rents and other payments (exclusive of property taxes, property and liability insurance premiums and maintenance costs) which are made by QDI and its Subsidiaries during such period under Operating Leases in respect of which QDI or any of its Subsidiaries is obligated as a lessee or user or as a guarantor of the obligations of a lessee or user, plus (iii) Capital Lease Obligations paid or required to be paid by QDI or any of its Subsidiaries during such period, plus
(iv) the Principal Requirements for such period.

"Franchise" in respect of any Person shall mean all rights of such Person as a franchisee pursuant to a Franchise Agreement relating to one or more of the businesses conducted by such Person or an Affiliate of such Person.

"Franchise Agreement" in respect of any Person shall mean each of the franchise agreements to which such Person is a party as franchisee, as any of the same may from time to time be amended, modified, supplemented or restated.

"Funded Debt" of any Person shall mean all Indebtedness owed or guaranteed by such Person which by its terms matures more than one year from the date of creation or which is renewable at the option of the obligor for more than one year from such date whether or not theretofore renewed.

"GAAP" shall mean generally accepted accounting principles consistently applied and maintained throughout the term of this Agreement except for such changes as are in accordance with the generally accepted accounting principles in effect at the time of such change, shall be concurred in by the certified public accountants certifying the financial statements of QDI and its Subsidiaries and shall be disclosed in the financial statements (or notes thereto). Whenever any accounting term is used herein which is not otherwise defined, it shall be interpreted in accordance with GAAP.

"GAGHC" shall mean GAGHC, Inc., a Delaware corporation, and its successors and assigns, and any surviving, resulting or transferee corporation.

"Guarantee(s)" shall mean all guarantees, sales with recourse, endorsements (other than for collection or deposit in the ordinary course of business) and other obligations (contingent or otherwise) by any Person to pay, purchase, repurchase or otherwise acquire or become liable upon or in respect of any Indebtedness of any other Person, and, without limiting the generality of the foregoing, all obligations (contingent or otherwise) by any Person to purchase products, supplies or other property or services for any Person under agreements requiring payment therefore regardless of the non-delivery or non-furnishing thereof, or to make investments in any other Person, or to maintain the capital, working capital, solvency or general financial conditions of any other Person, or to indemnify any other Person against and hold him harmless from damages, losses and liabilities, all under circumstances intended to enable such other Person or Persons to discharge any Indebtedness or to comply with agreements relating to such Indebtedness or otherwise to assure or protect creditors against loss in respect of such Indebtedness. The amount of any Guarantee shall be deemed to be the amount of the Indebtedness of, or damages, losses or liabilities of, the other Person or Persons in connection with which the Guarantee is made or to which it is related unless the obligations under the Guarantee are limited to a determinable amount, in which case the amount of such Guarantee shall be deemed to be such determinable amount.

"Indebtedness" of any Person shall mean and include, as of any date as of which the amount thereof is to be determined, (i) all obligations of such Person for borrowed money or which has been incurred in connection with the acquisition of Property; (ii) all Guarantees of such Person; (iii) all indebtedness, liabilities and other obligations secured by any Lien on or in respect of Property of such Person, whether or not liability has been assumed by such Person for the payment of such obligations;
(iv) all indebtedness, liabilities and other obligations of such Person arising under any conditional sale or other title retention agreement, whether or not the rights and remedies of the seller or lender under such agreement in the event of default are limited to repossession or sale of such property; (v) all obligations of such Person as an account party in respect of letters of credit and bankers acceptances; (vi) all net obligations of such Person in respect of Rate Hedging Obligations and (vii) Capital Lease Obligations of such Person.

"Indebtedness Ratio" shall mean, as of any date of determination thereof, the ratio of (i) Funded Debt of QDI and its Subsidiaries as of such date, excluding, however, for purposes of this calculation, any obligations in respect of letters of credit (to the extent undrawn) securing insurance and workers' compensation programs of QDI and its Subsidiaries, to (ii) the Pro Forma Consolidated Cash Flow of QDI and its Subsidiaries for the twelve-month period ending on such date.

"Intercreditor Agreement" shall mean the Intercreditor Agreement dated as of August 3, 1999 by and among Captec Financial Group, Inc. and CNL Financial Services, Inc., as mortgage lenders, Chase for itself and as Administrative Agent, QDI, Bravokilo, Inc., Southwest Dining, Inc. and Grayling Corporation, as the operating companies, and BKCAP, LLC, BKCN, LLC, SWCAP, LLC, SWCN, LLC, GRAYCAP, LLC, and GRAYCN, LLC, as Borrowers, as it may be amended or modified from time to time.

"Interest Expense" shall mean, for any period for which the amount thereof is to be determined, the consolidated interest expense of QDI and its Subsidiaries, including all interest on Indebtedness (including imputed interest related to Capitalized Leases), all amortization of debt discount and expense and Rate Hedging Obligations of the Borrowers and their Subsidiaries, to the extent required to be reflected on the income statement of QDI and its Subsidiaries on a consolidated basis in accordance with GAAP.

"Interest Period" shall mean, with respect to any LIBOR Base Loan, the period designated by a Borrower for the computation of interest commencing on the date the relevant Advance is made and ending on the date which is one (1), two (2), three (3) or six
(6) months thereafter. For purposes of determining an Interest Period, a month means a period starting on one day in a calendar month and ending on a numerically corresponding date in the next calendar month, provided, however, that if there is no numerically corresponding day in the month in which an Interest Period is to end or if an Interest Period begins on the last day of a calendar month, such Interest Period shall end on the last Business Day of such next calendar month and provided further that no Interest Period may extend beyond the Termination Date.

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

"LaSalle" shall mean LaSalle Bank National Association, in its individual capacity.

"L/C Outstandings" shall mean, at any time, the sum of (i) the stated amount available to be drawn under all Letters of Credit outstanding and (ii) the aggregate amount of all unpaid drawings in respect of all Letters of Credit.

"Leasehold Mortgages" shall mean the leasehold mortgages and deeds of trust, in form and substance reasonably acceptable to the Administrative Agent, executed and delivered by the Borrowers and QDI's Subsidiaries in favor of the Administrative Agent for the benefit of the Banks, as the same may be amended, supplemented or otherwise modified from time to time.

"Letter of Credit" is defined in Section 2.12.

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

"Lien" shall mean: (a) any interest in Property (whether real, personal or mixed and whether tangible or intangible) which secures the payment of indebtedness or an obligation owed to, or a claim by, a Person other than the owner of such Property, whether such interest is based on common law, statute or contract, including, without limitation, any such interest arising from a mortgage, charge, pledge, security agreement, conditional sale, Capital Lease or trust receipt, or arising from a lease, consignment or bailment given for security purposes, and
(b) any exception to or defect in the title to or ownership interest in such Property, including, without limitation, reservations, rights of entry, possibilities of reverter, encroachments, easements, rights of way, restrictive covenants, leases and licenses. For purposes of this Agreement, a Borrower or any Subsidiary shall be deemed to be the owner of any Property which it has acquired or holds subject to a conditional sale agreement, Capital Lease or other arrangement pursuant to which title to the Property has been retained by or vested in some other person for security purposes.

"Loan" shall mean, individually or collectively, as the case may be, a Base Rate Loan, a LIBOR Base Loan or a Swing Loan.

"Loan Document" shall mean, individually or collectively, as the case may be, this Agreement, the Notes, the Subsidiary Guaranty, the Reaffirmation of Subsidiary Guaranty, the Environmental Indemnity and each Security Document, each as originally executed and as amended, modified or supplemented from time to time.

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

"Maximum Repurchase Amount" shall mean, as of any date of determination thereof, (i) with respect to fiscal year 2002, $5,000,000, and (ii) with respect to any fiscal year thereafter, the sum of the Allowable Repurchase Amounts for the current fiscal year and for each of the preceding fiscal years, commencing with fiscal year 2003, less the aggregate amount of Restricted Payments made on and after the Commencement Date, but immediately prior to and without giving effect to the proposed Restricted Payment to repurchase capital stock of QDI pursuant to the first proviso to Section 6.5 hereof. For purposes hereof, "Allowable Repurchase Amount" for each fiscal year shall mean $5,000,000.

"Monthly Payment Date" shall mean the first Business Day of each calendar month, commencing on the first of such dates to occur after the Effective Date.

"Moody's" shall mean Moody's Investors Service, Inc., or any successor to the rating agency business thereof.

"Mortgage Transaction" shall mean one or more transactions in existence as of the Effective Date (a) pursuant to which (i) QDI and/or a Subsidiary thereof sold for fair consideration all or a portion of the Subject Assets to a SPE, (ii) QDI and/or its Subsidiaries leased from such SPE the Subject Assets which were sold to such SPE, as contemplated by clause (i) above, and
(iii) none of QDI and its Subsidiaries (other than such SPE) have entered into any Guarantee in respect of any of the obligations of such SPE and (b) in respect of which the aggregate annual rentals and other payments (exclusive of property taxes, property and liability insurance premiums and maintenance costs) shall not exceed the annual mortgage payments payable by the SPEs to unaffiliated third parties.

"Mortgages" shall mean the mortgages and deeds of trust, in form and substance reasonably acceptable to the Administrative Agent, executed and delivered by the Borrowers and QDI's Subsidiaries in favor of the Administrative Agent for the benefit of the Banks, as the same may be amended, supplemented or otherwise modified from time to time.

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

"Note(s)" shall mean, individually or collectively, as the case may be, (a) the Revolving Credit Notes, (b) the Swing Line Note and (c) such other promissory notes accepted by the Banks in exchange for or in substitution of any such Notes.

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

"Obligations" shall mean (i) all Loans (including the Base Rate Loans, LIBOR Base Loans and Swing Loans), Advances, L/C Outstandings, debts, liabilities, obligations, covenants and duties owing by the Borrowers or the Subsidiary Guarantors to the Administrative Agent, the Banks or any Bank of any kind or nature, present or future, arising under this Agreement or any other Loan Document, whether evidenced by any note, guaranty or other instrument, whether for the payment of money or in kind, whether arising by reason of any extension of credit, issuing, guaranteeing or confirming of a letter of credit, guaranty, indemnification or in any other manner, whether direct or indirect (including those acquired by assignment or purchase), absolute or contingent, due or to become due, and however acquired and (ii) all Rate Hedging Obligations owing at any time or from time to time by the Borrowers or the Subsidiary Guarantors, or any of them, to the Banks or any Bank. The term includes, without limitation, all principal, interest, fees, charges, expenses, reasonable attorneys' fees, and any other sum chargeable to the Borrowers or the Subsidiary Guarantors under this Agreement or any other Loan Document or in connection with any Rate Hedging Obligation.

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

"Percentage" shall mean, with respect to each Bank, the percentage derived from dividing such Bank's Commitment by the sum of the aggregate Commitments for all Banks; provided that after the termination of the Commitments, "Percentage" shall mean, with respect to each Bank, the percentage derived by dividing the principal amount outstanding of such Bank's Note(s) by the aggregate principal amount outstanding of all Notes.

"Permitted Disposition" shall mean (i) any sale by a Borrower or any Subsidiary of inventory in the ordinary course of its business and on usual and customary terms, (ii) any sale of a past due receivable for collection only in the ordinary course of business, (iii) any sale of assets of a Subsidiary to QDI or a Subsidiary Guarantor, (iv) any sale of equipment no longer used or useful in the business of a Borrower or any Subsidiary and
(v) any sale or lease by a Borrower or any Subsidiary of any other assets (including without limitation the capital stock of any Subsidiary), provided that no sale or lease of assets by the Borrower or a Subsidiary described in clause (v) above shall be a Permitted Disposition unless the Net Proceeds of such sale or lease are applied within twelve months (x) to prepay Funded Debt of the Borrowers and/or (y) to acquire replacement assets having equal or greater value.

"Permitted Investment" shall mean any of the following Investments made by QDI or any of its Subsidiaries in any Person:
(i) obligations, with a maturity of less than two years from the date of acquisition thereof, issued by or unconditionally guaranteed by the United States of America or an agency or instrumentality thereof backed by the full faith and credit of the United States of America; (ii) direct obligations of any state of the United States, any subdivision or agency thereof or any municipality therein which are rated by S&P or Moody's in one of the top two rating classifications and maturing within two years of the date of acquisition thereof; (iii) certificates of deposit or banker's acceptances, maturing within two years of the date of acquisition thereof, issued by commercial banks organized under the laws of the United States or any state thereof, having capital, surplus and undivided profits aggregating not less than $100 million and whose unsecured long-term debt is rated in one of the top two rating classifications by S&P or Moody's; (iv) commercial paper of any corporation organized under the laws of the United States or any state thereof, rated in one of the top two rating classifications by S&P or Moody's and with a maturity of less than 270 days from the date of acquisition thereof; (v) Investments of QDI in and to any Wholly-Owned Subsidiary of QDI (other than any SPE) and Investments of any Wholly-Owned Subsidiary of QDI in and to QDI or any Wholly-Owned Subsidiary of QDI (other than any SPE), including any Investments in a corporation which after giving effect thereto will become a Wholly-Owned Subsidiary; (vi) Investments existing as of the date of this Agreement, as disclosed on Annex IV; (vii) the Junior Subordinated Note; and (viii) Investment in SPEs in an aggregate amount not to exceed $40,000,000.

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

"Pledgor" shall mean each of the Borrowers and their respective Subsidiaries and Affiliates which is a party to the Pledge Agreement, the Note Pledge Agreement, the Security Agreement or any other Security Document at any time or from time to time.

"Preferred Stock" shall mean any class of capital stock of a Person with respect to which mandatory payments are required or with respect to which a payment (of interest, dividends or return of capital) has a preference or priority over the making of a similar payment on any other class of capital stock of such Person.

"Prime Rate" shall mean the rate announced by Chase from time to time as its prime rate, changing as and when such prime rate changes; Chase may lend to its customers at rates that are at, above or below the Prime Rate.

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

"Rate Hedging Obligations" shall mean any and all obligations of such Person, whether absolute or contingent and howsoever and whensoever created, arising, evidenced or acquired (including all renewals, extensions and modifications thereof and substitutions therefore), under (i) any and all agreements, devices or arrangements designed to protect at least one of the parties thereto from the fluctuations of interest rates applicable to such party's assets or liabilities, including but not limited to interest rate swaps, basis swaps, interest rate floors, interest rate collars, interest rate caps, forward rate agreements or other similar rate protection transactions, or any combination of or option with respect to any of the foregoing, and (ii) any and all cancellations, buy backs, reversals, terminations or assignments of any of the foregoing.

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

"Regulatory Change" shall mean any change after the date hereof in any (or the adoption after the date hereof of any new):

(a) Federal or state law or foreign law applying to a class of financial institutions (including the Administrative Agent or one or more of the Banks); or

(b) regulation, interpretation, directive or request (whether or not having the force of law) applying to a class of financial institutions (including the Administrative Agent or one or more of the Banks) of any court or governmental authority charged with the interpretation or administration of any law referred to in clause (a) of this definition or of any fiscal, monetary or other authority having jurisdiction over the Administrative Agent or any Bank.

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

"Restricted Payments Basket" as of any date shall mean, for the period commencing on the Commencement Date through such date of determination, (a) the sum of (i) $5,000,000, (ii) the Consolidated Cash Flow of QDI and its Subsidiaries for such period, and (iii) Net Proceeds received in cash in connection with the sale after the Commencement Date of one or more Grady's American Grill restaurants, in an aggregate amount not to exceed $5,000,000, less (b) the sum of (i) the aggregate amount of Capital Expenditures during such period, (ii) the aggregate Principal Requirements during such period, (iii) the aggregate Capital Lease Obligations during such period, (iv) the aggregate Interest Expense during such period, and (v) the aggregate amount of taxes (federal, state and local) paid or payable by the Borrowers and their Subsidiaries during such period.

"Revolving Credit Commitment" shall mean for each Bank the amount appearing opposite such Bank's name under the heading "Revolving Credit Commitments" in Schedule I, as such amount may be reduced pursuant to Section 2.1(b) or temporarily adjusted pursuant to
Section 2.1(d) or increased pursuant to Section 2.15(f), and as said Schedule I may be amended from time to time pursuant to
Section 10.10.

"Revolving Credit Loan" shall mean, individually or collectively, a Base Rate Loan or a LIBOR Base Loan.

"Revolving Credit Note" shall mean each of the promissory notes, substantially in the form of Exhibit A attached hereto, made by the Borrowers payable to the order of each of the Banks to evidence the Advances made by such Bank.

"Revolving Credit Percentage" shall mean, with respect to each Bank, the percentage derived by dividing such Bank's Revolving
Credit Commitment by the sum of the Revolving Credit Commitments for all Banks.

"Security Agreement" shall mean the Pledge and Security Agreement dated as of September 11, 1998, entered into by the Borrowers and certain of their respective Subsidiaries in favor of the Administrative Agent for the benefit of the Banks, as it may be amended, modified, restated or replaced from time to time.

"Security Document" shall mean the Pledge Agreement, the Note Pledge Agreement, the Security Agreement, the Collateral Assignments of Franchise Agreements, the Collateral Assignments of Leases, the Mortgages, the Leasehold Mortgages and each other mortgage, assignment, pledge or security agreement or document executed from time to time by any person in favor of the Administrative Agent for the benefit of the Banks, to secure all or any portion of the Obligations, as said agreements or documents may be amended, modified, restated or replaced from time to time.

"SPE" shall mean one or more Delaware corporations, each of which was established as a single purpose entity for the purpose of engaging in a Mortgage Transaction, and its successors and assigns, and any surviving, resulting or transferee corporation.

"S&P" shall mean Standard & Poor's Ratings Services, a division of the McGraw Hill Companies, Inc., or any successor to the rating agency business thereof.

"Subject Assets" shall mean the fee interests and/or leasehold interests in the parcels of real property identified in Annex V hereto and the equipment (including fixtures) located on such parcels of real property.

"Subsidiary" of any Person shall mean (i) any corporation of which more than 50% of the outstanding shares of capital stock of any class or classes having ordinary voting power for the election of directors (irrespective of whether or not at the time stock of any class or classes of such corporation shall have or might have voting power by reason of the happening of any contingency) is now or hereafter owned directly or indirectly by such Person, by such Person and one or more of its Subsidiaries, or by one or more of such Person's other Subsidiaries, and
(ii) any partnership, association, limited liability company, joint venture or other entity in which such Person, such Person and one or more of its Subsidiaries, or one or more of its Subsidiaries, is either a general partner or has an equity interest of more than 50% at the time.

"Subsidiary Guaranty" shall mean the Subsidiary Guaranty dated December 21, 1995 entered into by each of the Subsidiary Guarantors, in favor of Northern, as agent for the benefit of the Banks, as reaffirmed as of the Effective Date by each such Subsidiary Guarantor in favor of the Administrative Agent hereunder for the benefit of the Banks. Notwithstanding the foregoing, for so long as any Indebtedness described under the caption "Indebtedness of SPE's" on Annex III remains outstanding, each of the SPEs shall for all purposes of this Agreement be deemed not to be a "Subsidiary Guarantor".

"Subsidiary Guarantor" shall mean each of Bravokilo, Inc., Southwest Dining, Inc., Full Service Dining, Inc., Grayling Corporation, GAGLC, Inc., Grady's American Grill Restaurant Corporation, Grady's Inc., Grady's American Grill, LP and Bravogrand, Inc. and each other Person which shall hereafter be or become a Wholly-Owned Subsidiary of QDI and shall become a party to the Subsidiary Guaranty.

"Swing Line" means the credit facility for making Swing Loans described in Section 2.15 hereof.

"Swing Line Commitment" means the commitment of LaSalle to make
Swing Loans in the aggregate amount of $3,000,000 at any one time outstanding.

"Swing Loan" is defined in Section 2.15(a) hereof.

"Swing Line Note" is defined in Section 2.15(e) hereof.

"Termination Date" shall mean the date which is the earlier of
(a) November 1, 2005, or such later date as may be established pursuant to Section 2.14, or (b) the date upon which the obligation of the Banks to make Advances is terminated pursuant to Section 2.1(c).

"Unfunded Obligations" shall mean at any time the obligations of the Borrowers to Chase in respect of undrawn amounts of Letters of Credit. Each Unfunded Obligation will be deemed to be in an amount equal to the undrawn amount of the relevant Letter of Credit.

"Unused Portion" shall mean, as of any date, the excess of the aggregate Revolving Credit Commitments on such date over the sum of the aggregate outstanding principal amount of the Advances and the aggregate stated amount of the outstanding Letters of Credit on such date.

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

ARTICLE II.
THE ADVANCES

2.1     Advances.

(a) Revolving Credit Commitments. Each Bank severally agrees, subject to the terms and conditions hereinafter set forth, to make an advance (each an "Advance") to the Borrowers from time to time on any Business Day during the period from the date hereof and ending on the Termination Date; provided, however, that no Bank shall be required to make any Advance if, after giving effect to such Advance, the sum of the aggregate outstanding principal amount of all Advances made by such Bank, plus the Bank's Revolving Credit Percentage of L/C Outstandings would exceed such Bank's Revolving Credit Commitment. Each borrowing under this Section 2.1(a) shall consist of Advances made on the same day by the Banks ratably in accordance with their respective Revolving Credit Commitments. Within the limits set forth above, the Borrowers may borrow, prepay and reborrow pursuant to this Section 2.1(a). Each Advance shall be in an aggregate minimum amount of $500,000.00.

(b)     Reduction of Revolving Credit Commitments.

          (A) The Borrowers, or either of them, at any time on at least three (3) Business Days' prior written notice to the Administrative Agent (which shall promptly notify each Bank), may reduce the Revolving Credit Commitments pro rata among the Banks permanently in a minimum aggregate amount of $100,000.00; provided, however, that the Borrowers may not reduce any such Revolving Credit Commitments below an amount equal to the sum of the principal amount then outstanding on the Revolving Credit Notes plus the aggregate amount of the L/C Outstandings.

          (B) The aggregate Revolving Credit Commitments of the Banks shall be automatically and permanently reduced pursuant to Section 2.1(h)(ii) hereof.

(c)     Termination.  The obligation of the Banks to make
Advances, of LaSalle to make Swing Loans and of Chase to issue
Letters of Credit shall terminate:

          (A) Upon written notice by the Borrowers to the Administrative Agent (which shall promptly notify each Bank) at any time when no amount is outstanding on the Notes, no Letters of Credit are outstanding hereunder and all drawings under Letters of Credit have been reimbursed in accordance with Section 2.12(c) hereof;

          (B) Immediately and without further action upon the occurrence of an Event of Default described in clauses (f) and
(g) of Section 7.1; or

          (C) Immediately when any Event of Default (other than of the nature specified in clauses (f) and (g) of Section 7.1) shall have occurred and be continuing and either: (A) the Required Banks shall have demanded payment of the Notes or
(B) the Required Banks shall so elect by giving written notice to the Borrowers for purposes of this clause.

(d) Manner of Borrowing. Either Borrower may request an Advance by delivering to the Administrative Agent in respect of each requested Advance a written Notice of Borrowing (which may be transmitted by telecopier) or by oral notice to the Administrative Agent confirmed by a written Notice of Borrowing (which may be transmitted by telecopier), indicating thereon the amount of the Advance requested, by not later than 10:00 a.m. (Houston, Texas time) on the Business Day preceding the Business Day on which an Advance is to be made; provided, however, if such Advance is to be made as a LIBOR Base Loan, such Borrower shall give such Notice of Borrowing to the Administrative Agent by not later than 10:00 a.m. (Houston, Texas time) on the third Business Day preceding the Business Day on which an Advance is to be made. Any such Notice of Borrowing given by a Borrower shall be irrevocable. Upon receipt of such Notice of Borrowing, the Administrative Agent shall promptly notify each Bank thereof. By not later than 2:00 p.m. (Houston, Texas time) on the requested Business Day of an Advance, each Bank shall make available to the Administrative Agent, at its address referred to in Section 10.3, in immediately available funds, the amount of such Bank's Advance. After (and subject to) the Administrative Agent's receipt of such funds and upon satisfaction of the applicable conditions set forth in Article III, the Administrative Agent shall make such Advance available to the requesting Borrower by transferring the amount thereof in immediately available funds for credit to an account (other than a payroll account) maintained by such Borrower at the Administrative Agent, or otherwise as directed by such Borrower. If the Administrative Agent shall receive less than all the amounts payable by the Banks in accordance with this Section 2.1, the Administrative Agent shall make available to the requesting Borrower such amount as it shall actually have received. Unless the Administrative Agent shall have been notified by any Bank prior to the date of an Advance that such Bank does not intend to make available to the Bank its portion of such Advance, the Administrative Agent may assume that each Bank has made such amount available to the Administrative Agent on the date of such Advance and the Administrative Agent may, in reliance upon such assumption, make available to the requesting Borrower a corresponding amount. If and to the extent any Bank shall not have made available its Advance to the Administrative Agent on the date of any Advance, the Administrative Agent shall notify such Bank and Chase of such Bank's failure and, if such Bank fails to make its Advance, Chase may in its sole discretion make an Advance (the "Over-Advance") to repay the Administrative Agent forthwith on demand a corresponding amount and the Bank which failed to make its Advance agrees to repay Chase forthwith on demand a corresponding amount together with interest thereon, for each day from the date such amount is made available to the Borrowers until the date such amount is repaid to Chase at the interest rate applicable during such period to the Advances and the principal amount repaid by such Bank shall constitute such Bank's Advance for purposes of this Agreement. In the event any Bank fails to make available its Advance to the Administrative Agent on the date of any Advance and Chase elects not to make an Over-Advance, such Bank and the Borrowers severally agree to repay to the Administrative Agent forthwith upon demand such corresponding amount together with interest thereon for each day from the date such amount is made available by the Administrative Agent to the date such amount is repaid to the Administrative Agent at the rate applicable to such Advance. If Chase makes any Over-Advance, Chase's and such other Bank's relevant Revolving Credit Commitments shall be temporarily increased and decreased, respectively, by the amount of the Over-Advance and any payments allocable to such other Bank shall be paid to Chase until the principal of and interest on the Over-Advance shall be paid in full. The failure of any Bank to make any Advance to be made by it shall not relieve any other Bank of its obligation, if any, hereunder to make its Advance on the date of such Advance. No Bank shall be responsible for the failure of any other Bank to make an Advance to be made by such Bank on the date of any such Advance. The Administrative Agent shall promptly give the Borrowers notice of any Bank's failure to make its Advance. Each request for an Advance shall be deemed a representation and warranty by the Borrowers, binding upon each of the Borrowers, that all conditions precedent to such Advance under Article III are satisfied as of the date of such request and as of the date of such Advance.

(e) Revolving Credit Notes. The Advances (other than any Over-Advance) made by a Bank shall be evidenced by, and be payable in accordance with the terms of, the Revolving Credit Note made by the Borrowers payable to the order of such Bank in a principal amount equal to the Revolving Credit Commitment of such Bank; subject, however, to the provisions of such Revolving Credit Note to the effect that the principal amount payable thereunder at any time shall not exceed the then unpaid principal amount of the Advances made by such Bank. Each of the Borrowers hereby irrevocably authorizes each Bank to make or cause to be made, at or about the time of each Advance made by such Bank, an appropriate notation on the records of such Bank, reflecting the principal amount of such Advance, and such Bank shall make or cause to be made, on or about the time of receipt of payment of any principal of any Advance, an appropriate notation on its records reflecting such payment and such Bank will, prior to any transfer of any of such Revolving Credit Note, endorse on the reverse side thereof the outstanding principal amount of the Advances evidenced thereby. Failure to make any such notation shall not affect the Borrowers' obligations in respect of such Advances. The aggregate amount of all Advances set forth on the records of such Bank shall be rebuttable presumptive evidence of the principal amount owing and unpaid on such Bank's Revolving Credit Note. The aggregate amount of all Over-Advances set forth on the records of Chase shall be rebuttable presumptive evidence of the principal amount owing and unpaid on the Over-Advances. Upon request of the Borrowers, or either of them, each Bank agrees to provide the Borrowers with a written summary of the records maintained by it under this Section 2.1(e).

(f) Interest on Advances. The Borrowers agree to pay interest on the aggregate outstanding principal amount of the Advances as follows:

          (A)     with respect to any Advance constituting a Base
Rate Loan, at a fluctuating rate per annum equal to the sum of the Base Rate and the Applicable Base Rate Margin (as determined in accordance with Section 2.1(g)); and

          (B) with respect to any Advance constituting a LIBOR Base Loan, at a rate per annum equal at all times during the Interest Period relating to such LIBOR Base Loan to the sum of the Adjusted LIBOR Rate, plus the Applicable LIBOR Margin (as determined in accordance with Section 2.1(g)).

The Borrowers agree to pay interest on any overdue installment of principal of or interest on any Advance from the due date thereof until paid, (i) in the case of any Base Rate Loan, at a rate per annum at all times equal to the sum of the rate in effect thereon plus 1.50% per annum and (ii) in the case of any LIBOR Base Loan, at a rate per annum equal to the sum of 1.50% plus the rate of interest in effect thereon at the time of such default until the end of the Interest Period then applicable thereto and thereafter at a rate per annum equal to the sum of 1.50% per annum, plus the Base Rate, plus the Applicable Base Rate Margin from time to time in effect.

Interest accrued on each Advance shall be payable (A) with respect to each Base Rate Loan, on each Monthly Payment Date; and
(B) with respect to each LIBOR Base Loan, on the last day of each Interest Period applicable thereto and in the case of any Interest Period in excess of three (3) months, on each date occurring at three (3) month intervals after the first day of such Interest Period. Interest accrued after the Termination Date shall be payable upon demand. No provision of this Agreement or the Revolving Credit Notes shall require the payment or permit the collection of interest in excess of the rate permitted by applicable law. Interest shall be calculated for actual days elapsed on the basis of a 360-day year.

(g)     Determination of Applicable Margin.

          (i)     The Applicable Base Rate Margin and the
Applicable LIBOR Margin (collectively, the "Applicable Margin") in respect of any Base Rate Loan or LIBOR Base Loan, as applicable, shall be determined by reference to the table set forth below on the basis of the type of Loan and the Indebtedness
Ratio determined by reference to the most recent financial statements delivered pursuant to Section 5.1(a) or 5.1(b).


                         Applicable            Applicable Base
Indebtedness Ratio      LIBOR Margin             Rate Margin
---------------------------------------------------------------
Greater than or equal
to 3.50:1.00                3.00%                   1.25%

Less than 3.50:1.00
but greater than or
equal to 3.00:1.00          2.75%                   1.00%

Less than 3.00:1.00
but greater than or
equal to 2.50:1.00          2.25%                   0.50%

Less than 2.50:1.00         1.75%                   0.00%


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

(h) Prepayment. (i) The Borrowers shall have the right, by giving written notice to the Administrative Agent by not later than 11:00 a.m. (Houston, Texas time) on the second Business Day preceding the date of such prepayment, to prepay all or any portion of an Advance, without premium or penalty; provided, that any Base Rate Loan may be prepaid in whole or in part at any time and any LIBOR Base Loan may be prepaid in whole or in part on the last day of the Interest Period applicable thereto; provided further, that each partial prepayment shall be in an aggregate principal amount of not less than $100,000 and shall be accompanied by accrued interest to the date of prepayment on the amount prepaid. No voluntary prepayment of any LIBOR Base Loan prior to the last day of the Interest Period applicable thereto shall be made.

          (ii) Concurrently with the consummation of a sale, in a transaction or a series of related transactions, of all or a portion of the assets of the Borrowers and their Subsidiaries (including without limitation the capital stock of any Subsidiary of QDI but excluding the assets sold in any Permitted Disposition described in clauses (i), (ii), (iii) and (iv) of the definition of Permitted Disposition) the aggregate Net Proceeds of which exceed $10,000,000 (the "Excess Proceeds"), the Borrowers shall
(i) prepay the Loans in a principal amount equal to the Net Proceeds of such sale and (ii) permanently and automatically reduce the Revolving Credit Commitments of the Banks in an amount equal to the Excess Proceeds.

          (iii) At any time that the sum of the aggregate outstanding principal balance of the Loans and the aggregate stated amount of L/C Outstandings exceeds the aggregate Revolving Credit Commitments, the Borrowers shall immediately prepay the outstanding principal amount of the Loans in an amount equal to such excess.

2.2 Election by Borrower. The Borrowers, or either of them, may elect in accordance with this Section 2.2 to obtain and maintain all or any portion of an Advance as a Base Rate Loan or all or any portion of an Advance which is in an integral multiple of $500,000 as a LIBOR Base Loan. In addition, the Borrowers, or either of them, may elect in accordance with this Section 2.2 to convert all or any portion of any Advance from one type of Revolving Credit Loan to another type of Revolving Credit Loan; provided however, that (a) any conversion to a LIBOR Base Loan shall be only in an integral multiple of $500,000, (b) any conversion of any LIBOR Base Loan into a Base Rate Loan shall be made on, and only on, the last day of the Interest Period then applicable thereto and (c) no Revolving Credit Loan may be obtained, continued as, or converted into, a LIBOR Base Loan when any Default or Event of Default has occurred and is continuing. Subject to the provisions of the prior sentence, the Borrowers, or either of them, may convert a LIBOR Base Loan into a Base Rate Loan upon one Business Day's prior written notice to the Administrative Agent of the Borrower's election to do so. A Borrower, not less than three (3) Business Days prior to the date on which (i) a LIBOR Base Loan is to be obtained, (ii) a Base Rate Loan is to be converted into a LIBOR Base Loan or (iii) any LIBOR Base Loan is to be continued as a LIBOR Base Loan at the end of the Interest Period then applicable thereto, shall give written notice to the Administrative Agent of such Borrower's election to do so; said notice shall specify the amount of such LIBOR Base Loan and the first day and duration of the Interest Period pertaining thereto. If, upon the expiration of any Interest Period, the Borrowers shall fail to elect the duration of a new Interest Period for any LIBOR Base Loan or to designate a Base Rate Loan in accordance with this Section 2.2, the Borrowers shall be deemed to have elected automatically to convert such LIBOR Base Loan into a Base Rate Loan on the last day of the Interest Period then applicable thereto. On the date on which the aggregate unpaid principal amount of any LIBOR Base Loan shall be reduced, by payment or prepayments or otherwise, to less than an integral multiple of $500,000, such LIBOR Base Loan shall automatically convert into a Base Rate Loan at the end of the Interest Period then applicable thereto. Each of the Borrowers hereby irrevocably authorizes each Bank to make, or cause to be made, an appropriate notation on the records of such Bank, reflecting the date and original principal amount of each Advance made by such Bank, the dates for each period when such Advance is being maintained as a Base Rate Loan or a LIBOR Base Loan, the interest rate for each such period and the dates of principal and interest payments on such Advance. Failure to make any such notation shall not affect the Borrowers' obligations in respect of such Advances. Each Bank's records shall be rebuttable presumptive evidence of the matters stated therein. Upon request by the Borrowers, or either of them, each Bank agrees to provide the Borrowers with a written summary of the records maintained by it under this Section 2.2.

2.3     Increased Costs; Capital Adequacy.

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

(b) Capital Adequacy. If any Regulatory Change imposes, modifies or deems applicable any capital adequacy, capital maintenance or similar requirement (including a request or requirement which affects the manner in which any Bank allocates capital resources to its commitments, including a Commitment hereunder) and as a result thereof, the rate of return on any Bank's capital as a consequence of a Commitment hereunder or the making or maintaining of any Loans or Letters of Credit hereunder is reduced to a level below that which such Bank could reasonably have achieved but for such circumstances, then and in each such case upon notice from time to time by a Bank to the Borrowers, the Borrowers shall pay to such Bank such additional amount or amounts as shall compensate such Bank for such reduction in rate of return; provided, however, that the Borrowers' liability for additional amounts computed in accordance with this
Section 2.3(b) shall be neither changed nor waived by any failure to give such notice.

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

2.4 Liquidation Fee. Each of the Borrowers understands that upon the request for a LIBOR Base Loan for an Interest Period, each Bank intends to enter into funding arrangements with third parties on terms and conditions which could result in substantial losses to such Bank if such LIBOR Base Loan is not made or does not remain outstanding for the entire Interest Period.
Therefore, if either (a) after a Borrower requests a LIBOR Base Loan, the LIBOR Base Loan is not made on the first day of the specified Interest Period for any reason (including, but not limited to, the failure of the Borrowers to comply with one or more of the conditions precedent to any Advance under this Agreement) other than a wrongful failure by such Bank to make the LIBOR Base Loan, or (b) any LIBOR Base Loan is repaid in whole or in part prior to the last day of its Interest Period (whether as a result of acceleration, operation of law or otherwise), the Borrowers agree to indemnify such Bank for any loss, cost and expense incurred by it resulting therefrom, including without limitation any loss of profit and any loss or cost in liquidating or employing deposits acquired to fund or maintain the LIBOR Base Loan.

2.5     Basis for Determining LIBOR Rate Inadequate or Unfair.
If with respect to any Interest Period:

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

then such Bank shall promptly notify the Borrowers of such circumstances and then so long as such circumstances shall continue: (i) the obligation of such Bank to make a LIBOR Base Loan and to convert any Revolving Credit Loan into a LIBOR Base Loan shall be terminated and (ii) all LIBOR Base Loans of such Bank then outstanding shall automatically be converted into Base Rate Loans on the last day of the Interest Period then applicable thereto, provided that if it shall become unlawful or impracticable for such Bank to maintain any LIBOR Base Loan, such Loan shall automatically and immediately be converted into a Base Rate Loan. If any such conversion of a LIBOR Base Loan occurs on a day which is not the last day of then current Interest Period with respect thereto, the Borrowers shall pay such amounts, if any, as may be required pursuant to Section 2.4 hereof.

2.6 Payments. Any other provision of this Agreement to the contrary notwithstanding, the Borrowers shall make each payment of interest on and principal of the Revolving Credit Notes, and fees and other payments due under this Agreement (except as otherwise expressly provided herein), in immediately available funds to the Administrative Agent at its office referred to in
Section 10.3 hereof not later than 11:00 a.m. (Houston, Texas time) on the date when due. Each of the Borrowers hereby authorizes and directs the Administrative Agent and agrees that on the Business Day on which any payment of principal, interest and/or fees are due, the Administrative Agent may automatically charge one or more demand deposit accounts of the Borrowers maintained with the Administrative Agent. All payments by the Borrowers under this Agreement shall be made without offset, counterclaim or other deduction and in such amounts as may be necessary in order that all such payments shall not be less than the amounts otherwise specified to be paid under this Agreement and the Notes. The Administrative Agent will promptly thereafter distribute like funds ratably to each Bank (unless such amount is not to be shared ratably in accordance with the terms hereof).

2.7 Setoff; etc. Upon the occurrence and during the continuance of an Event of Default, each Bank is hereby authorized at any time and from time to time, without notice to the Borrowers (any such notice being expressly waived by the Borrowers), to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Bank to or for the credit or the account of the Borrowers, or either of them, including specifically any amounts held in any account maintained at such Bank, against any and all amounts which may be owed to the Administrative Agent or the Banks, or any of them, by the Borrowers, or either of them, in connection with this Agreement or any Loan Document. The rights of the Banks under this
Section 2.7 are in addition to other rights and remedies (including, without limitation, other rights of set-off) which the Banks may have. Each of the Borrowers agrees that any holder of a Note or of any participation in a Note may, to the fullest extent permitted by law, exercise all its rights of payment (including set-off) with respect to such participation as fully as if such holder were the direct creditor of such Borrower in the amount of such participation. Each Bank agrees to use reasonable efforts to notify the Borrowers of any exercise of its rights pursuant to this Section 2.7, provided, however, that failure to provide such notice shall not affect the Bank's rights under this Section 2.7 or the effectiveness of any action taken pursuant hereto.

2.8 Sharing. If any Bank shall obtain any payment (whether voluntary, involuntary, by application of offset or otherwise) on account of the Loans made by it in excess of such Bank's ratable share of payments on account of the Loans obtained by all the Banks, such Bank shall purchase from the other Banks such participations in the Loans made by them as shall be necessary to cause such purchasing Bank to share the excess payment ratably with each of them; provided, however, that if all or any portion of the excess payment is thereafter recovered from such purchasing Bank, the purchase shall be rescinded and the purchase price restored pro rata according to the extent of such recovery, but without interest. Each of the Borrowers agrees that any Bank so purchasing a participation from another Bank pursuant to this
Section 2.8 may, to the fullest extent permitted by law, exercise all its rights of payment (including the right to setoff) with respect to such participation as fully as if such Bank were the direct creditor of such Borrower in the amount of such participation.

2.9 Revolving Credit Commitment Fee. (a) The Borrowers agree, jointly and severally, to pay a commitment fee (the "Revolving Credit Commitment Fee") for the period (including, without limitation, any portion thereof when the Banks' obligations to lend shall be suspended by reason of the Borrowers' inability to satisfy the conditions of Article III) commencing on the Effective Date and continuing through the Termination Date, computed on the average daily amount of the Unused Portion during the period for which payment is made at the rate per annum equal to the Applicable Fee Percentage (as determined in accordance with subsection (b) of this
Section 2.9). Such Revolving Credit Commitment Fee shall be payable to the Administrative Agent for the ratable benefit of the Banks in arrears on each Monthly Payment Date occurring after the Effective Date.

(b) The Applicable Fee Percentage shall be determined by reference to the table set forth below on the basis of the Indebtedness Ratio determined by reference to the most recent financial statements delivered pursuant to Section 5.1(a) or 5.1(b).

Indebtedness Ratio                  Applicable Fee Percentage
-------------------------------------------------------------

Greater than or equal to 2.50:1.00            0.50%

Less than 2.50:100                            0.375%

Upon receipt of the financial statements delivered pursuant to
Section 5.1(a) or Section 5.1(b), as applicable, the Applicable Fee Percentage shall be adjusted, such adjustment being effective on the tenth Business Day after receipt of such financial statements and the Compliance Certificate to be delivered in connection therewith; provided, however, if the Borrowers shall not have timely delivered such financial statements in accordance with Section 5.1(a) or Section 5.1(b), as applicable, beginning with the date upon which such financial statements should have been delivered and continuing until such financial statements are delivered, the Applicable Fee Percentage shall equal the Applicable Fee Percentage for the prior period; provided further, however, that if upon delivery of such financial statements the Applicable Fee Percentage is adjusted upwards, the adjustment of the Applicable Fee Percentage shall be retroactive to the date upon which such financial statements should have been delivered.

2.10 Amendment Fees. The Borrowers agree to pay on the Effective Date to the Administrative Agent for the ratable benefit of the Banks which are party hereto a nonrefundable amendment fee pursuant to the terms of a letter dated March 14, 2002 (the "Fee Letter"), between the Borrowers and the Administrative Agent.

2.11 Lending Branch. Subject to the provisions of Section 2.3(e), each Bank may, at its option, elect to make, fund or maintain its Loans hereunder at the branch or office specified on the signature pages hereto or such other of its branches or offices as such Bank may from time to time elect.

2.12     Letters of Credit.

(a) Subject to all of the terms and conditions hereof (including Section 2.1(a) hereof, assuming the Borrowers had requested an Advance in the amount of the stated amount of the Letter of Credit), at the written request of a Borrower, Chase will on or after the date hereof issue standby letters of credit ("Letters of Credit") for the account or benefit of such Borrower expiring on or before the fifth Business Day preceding the Termination Date; provided, however, Chase shall not be required to issue a Letter of Credit if, after giving effect thereto,
(i) the aggregate stated amount of all outstanding Letters of Credit, plus unreimbursed reimbursement obligations, would exceed $6,000,000 or (ii) the sum of the aggregate outstanding principal amount of all Revolving Credit Loans and the L/C Outstandings would exceed the aggregate amount of the Revolving Credit Commitments. The aggregate stated amount of any and all Letters of Credit shall count against and reduce the available Revolving Credit Commitments hereunder on a pro rata basis.

(b) Immediately upon the issuance of each Letter of Credit hereunder, each Bank shall be deemed to have automatically, irrevocably and unconditionally purchased and received from Chase an undivided interest and participation in and to such Letter of Credit, the obligations of the Borrowers in respect thereof, and the liability of Chase thereunder in an amount equal to the amount available for drawing under such Letter of Credit multiplied by such Bank's Revolving Credit Percentage. The Administrative Agent will notify each Bank promptly (a) upon the issuance of any Letter of Credit and (b) upon any draw under a Letter of Credit. On or before the Business Day on which Chase makes payment of any draw on a Letter of Credit, on demand of Chase (which demand shall not require payment prior to the Business Day such payment is required to be made under the Letter of Credit), each Bank shall make payment to the Administrative Agent for the account of Chase, in immediately available funds an amount equal to such Bank's Revolving Credit Percentage of the amount of such payment or draw. The obligation of each Bank to reimburse the Administrative Agent for the account of Chase shall be unconditional, continuing, irrevocable and absolute. In the event that any Bank fails to make payment to the Administrative Agent for the account of Chase of any amount due hereunder, the Administrative Agent shall be entitled to receive, retain and apply against such obligation the principal and interest otherwise payable to such Bank hereunder until the Administrative Agent receives such payment from such Bank on behalf of Chase or such obligation is otherwise fully satisfied; provided, however, that nothing contained in this sentence shall relieve such Bank of its obligation to reimburse the Administrative Agent on behalf of Chase for such amount in accordance with this Section 2.12.

(c) If and to the extent a drawing is at any time made under such a Letter of Credit, the Borrowers agree to pay to the Administrative Agent, for the account of Chase and the Banks immediately and unconditionally upon demand in lawful money of the United States, an amount equal to each amount which shall be so drawn. Interest shall be payable on any and all amounts remaining unpaid by the Borrowers under this subsection from the date such amounts become payable (whether at stated maturity, by acceleration or otherwise) until payment in full at the rate which would be payable on any outstanding Base Rate Loans which were then overdue. The Administrative Agent shall have the right to convert the reimbursement obligation of the Borrowers arising out of any such drawing into an Advance made under this Agreement (each of the Borrowers hereby irrevocably authorizing the Administrative Agent to refinance without notice to the Borrowers the reimbursement obligation of the Borrowers arising out of any such drawing into such an Advance and to take all action on behalf of the Borrowers required pursuant to Section 2.1(d) hereof to request such Advance), and such Advance to be evidenced by the Revolving Credit Notes and for all purposes of this Agreement although without regard to the conditions precedent to making any such Advance and any requirement of this Agreement that each Advance under this Agreement be in a minimum amount.
If and to the extent any such Letter of Credit expires or otherwise terminates in a manner satisfactory to Chase without having been drawn upon, the available Revolving Credit Commitments of the Banks shall to such extent be reinstated.

(d) The Borrowers agree to pay (i) monthly, in arrears, to the Administrative Agent for the ratable benefit of the Banks a letter of credit fee, computed at an annual rate equal to the Applicable LIBOR Margin in effect from time to time applied to the aggregate amount available for drawing under all of the Letters of Credit issued for the account of the Borrowers, or either of them, from the date of issuance of each Letter of Credit until the expiration thereof, and (ii) to Chase directly for its benefit as issuing bank, all customary fees (including fronting fees) and other issuance, amendment, document examination, negotiation and presentment expenses and related charges in connection with the issuance, amendment, presentation of drafts, and the like customarily charged by Chase with respect to standby letters of credit, payable at the time of invoice of such amounts.

(e)     (i)     In addition to amounts payable as elsewhere
provided in this Agreement, each of the Borrowers hereby agrees to protect, indemnify, pay and save harmless the Administrative Agent, each Bank and Chase from and against any and all liabilities and costs which the Administrative Agent, any Bank or Chase may incur or be subject to as a consequence, direct or indirect, of (A) the issuance of any Letter of Credit other than, in the case of Chase, as a result of its gross negligence or willful misconduct, as determined by the final judgment of a court of competent jurisdiction, in determining whether documents presented under any Letter of Credit comply with the terms thereof, or (B) the failure of Chase to honor a drawing under such Letter of Credit as a result of any act or omission, whether rightful or wrongful, of any present or future de jure or de facto governmental authority (all such acts or omissions herein called "Governmental Acts").

          (ii) As among the Borrowers, the Banks, Chase and the Administrative Agent, the Borrowers assume all risks of the acts and omissions of, or misuse of such Letter of Credit by, the beneficiary of any Letter of Credit. In furtherance and not in limitation of the foregoing, subject to the provisions of the Letter of Credit applications and Letter of Credit reimbursement agreements executed by the Borrowers, or either of them, at the time of request for any Letter of Credit, Chase, the Administrative Agent and the Banks shall not be responsible:
(A) for the form, validity, sufficiency, accuracy, genuineness or legal effect of any document submitted by any party in connection with the application for and issuance of the Letters of Credit, even if it should in fact prove to be in any or all respects invalid, insufficient, inaccurate, fraudulent or forged; (B) for the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign a Letter of Credit or the rights or benefits thereunder or proceeds thereof, in whole or in part, which may prove to be invalid or ineffective for any reason; (C) for failure of the beneficiary of a Letter of Credit to comply with conditions required in order to draw upon such Letter of Credit; (D) for errors, omissions, interruptions or delays in transmission or delivery of any messages, by mail, cable, telegraph, telex, or other similar form of teletransmission or otherwise; (E) for errors in interpretation of technical trade terms; (F) for any loss or delay in the transmission or otherwise of any document required in order to make a drawing under any Letter of Credit or of the proceeds thereof; (G) for the misapplication by the beneficiary of a Letter of Credit of the proceeds of any drawing under such Letter of Credit; and (H) for any consequences arising from causes beyond the control of the Administrative Agent, Chase and the Banks.

          (iii) In furtherance and extension and not in limitation of the specific provisions hereinabove set forth, any action taken or omitted by Chase under or in connection with Letters of Credit issued on behalf of the Borrowers, or either of them, or any related certificates shall not, in the absence of gross negligence or willful misconduct of Chase, as determined by the final judgment of a court of competent jurisdiction, in determining whether documents presented under any Letter of Credit comply with the terms thereof, put Chase, the Administrative Agent or any Bank under any resulting liability to the Borrowers or relieve the Borrowers of any of their obligations hereunder to any such Person.

          (iv) Without prejudice to the survival of any other agreement of the Borrowers hereunder, the agreements and obligations of the Borrowers contained in this Section 2.12(e) shall survive the payment in full of principal and interest hereunder, the termination of the Letters of Credit and termination of this Agreement.

(f) Upon the occurrence of any Event of Default (and provided the Notes are accelerated), the Borrowers shall immediately pay to the Administrative Agent, for the benefit of the Banks, an amount equal to the Unfunded Obligations, and upon receipt of the payment of such amount, the Administrative Agent shall deposit such funds in an interest-bearing cash account (the "Cash Account") in the name of the Borrowers maintained with the Administrative Agent as to which the Borrowers shall have no right of withdrawal, except as provided below. Upon any draw on a Letter of Credit, the Administrative Agent shall pay the amounts allocated in respect of such Unfunded Obligation to Chase. Upon cancellation or termination of a Letter of Credit without its being fully drawn, the Administrative Agent shall reapply the amounts allocated in respect of such Unfunded Obligation as provided in Section 2.13(a) or (b) above, as applicable, as if such portion had then been paid to the Administrative Agent by the Borrowers for application pursuant to said Section.

2.13     Application of Payments and Collections.

(a) Subject to the provisions of subsection (b) below or any agreement of the Administrative Agent and the Banks to the contrary, all payments and prepayments and any other amounts received by the Administrative Agent from or for the benefit of the Borrowers shall be applied, first, to pay principal of and interest on any portion of the Advances which the Administrative Agent may have advanced on behalf of any Bank for which the Administrative Agent has not then been reimbursed by such Bank or the Borrowers, second, to pay all other obligations in respect of fees, expenses, reimbursements or indemnities then due and payable, third, to pay interest then due in respect of the Revolving Credit Loans, and fourth, to pay the principal of the Revolving Credit Loans then due and payable.

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

      FOURTH, to the payment of interest accrued on all Loans and any amounts due pursuant to Sections 2.3, 2.4 and 2.15(g), to be allocated among the Banks pro rata based on the respective aggregate amounts of such accrued interest and amounts owed to them; and

      FIFTH, to the payment of the outstanding principal amounts of all Loans and to the provision of cash collateral for Unfunded Obligations, to be allocated among the Banks, LaSalle and Chase pro rata based on the respective outstanding principal amounts of the Loans and the aggregate outstanding Unfunded Obligations.

(c) Each of the Banks hereby irrevocably designates the Administrative Agent its attorney in fact for the purpose of receiving any and all payments to be made to such Bank in respect of Obligations held by it, and hereby directs each payor of any such payment to make such payment to the Administrative Agent; and each of the Banks hereby further agrees that if, notwithstanding the foregoing, it should receive any such payment, it shall hold such payment in trust for, and promptly deliver such payment to, the Administrative Agent. Notwithstanding the foregoing, this Section 2.13(c) shall only apply to LaSalle in respect of Swing Loans after the occurrence of an Event of Default and while the same is continuing.

(d) Whenever any portion of any payment received or amount realized by the Administrative Agent is applied pursuant to FIFTH of clause (b) above, the part thereof allocated to Unfunded Obligations shall be held by the Administrative Agent for the benefit of Chase and the Banks. Pending distribution of such amounts, the Administrative Agent shall hold such amounts in the Cash Account pursuant to Section 2.12(f).

(e) The Administrative Agent shall promptly distribute to each Bank at its primary address set forth on the appropriate signature page hereof or at such other address as a Bank may request in writing, such funds as such Bank may be entitled to receive.

2.14 Extension of Termination Date. At least 90 but not more than 120 days prior to each anniversary of the date hereof, the Borrowers may request the Banks, by written notice to the Administrative Agent, to consent to a one-year extension of the Termination Date. Each Bank shall, in its sole discretion, determine whether to consent to such request and shall notify the Administrative Agent of its determination within 30 days of such Bank's receipt of notice of such request. If any Bank shall not have consented to such request during such 30-day period, the Termination Date shall not be extended. If such request shall have been consented to by the Administrative Agent and all the Banks, the Administrative Agent shall notify the Borrowers in writing of such consent, and such extension shall become effective upon the delivery by the Borrowers to the Administrative Agent and each Bank, on or prior to such anniversary date, of (i) a certificate of a duly authorized officer of the Borrowers, dated such date, as to the accuracy, both before and after giving effect to such proposed extension, of the representations and warranties set forth in Article IV and as to the absence, both before and after giving effect to such proposed extension, of any Default or Event of Default, (ii) certified copies of all corporate and governmental approvals, if any, required to be obtained by the Borrowers, or either of them, or any of the Subsidiary Guarantors in connection with such extension and (iii) an opinion or opinions of counsel to the Borrowers and the Subsidiary Guarantors as to the matters set forth in Exhibit D after giving effect to such extension and such other matters as any Bank, through the Administrative Agent, may reasonably request.

2.15     The Swing Line.

(a) Swing Loans. Subject to all of the terms and conditions hereof, LaSalle agrees to make loans to the Borrowers ("Swing Loans") which shall not in the aggregate at any time outstanding exceed the Swing Line Commitment. The Swing Line Commitment shall be available to the Borrowers and may be availed of by the Borrowers, or either of them, from time to time and borrowings thereunder may be repaid and reborrowed during the period ending on the Termination Date.

(b)     Payment.

          (i) Each Swing Loan shall be due and payable on the Termination Date. The Borrowers may voluntarily prepay any Swing Loan before its maturity at any time upon notice to LaSalle prior to 2:30 p.m. (Chicago time) on the date fixed for prepayment, each such prepayment to be made by the payment of the principal amount to be prepaid, plus accrued interest thereon to the date of prepayment and any amount due LaSalle under Section 2.15(g) hereof as a result of such prepayment.

          (ii) Each Swing Loan shall bear interest (computed on the basis of 360 days and actual days elapsed) at (x) a fluctuating rate per annum equal to the Base Rate or (y) if the Borrower so elects in accordance with the following provisions, the Quoted Rate (as defined below); provided, however, that upon the occurrence and during the continuance of any Event of Default, such Swing Loan shall bear interest at a rate per annum equal to the sum of 1.50% per annum, plus the Base Rate, plus the Applicable Base Rate Margin from time to time in effect.
Interest on each Swing Loan shall be due and payable on each Monthly Payment Date or, in the event of Swing Loans bearing interest at the Quoted Rate, the last day of each Quoted Interest Period (as defined below) applicable thereto, and interest after maturity (whether by lapse of time, acceleration or otherwise) shall be due and payable upon demand.

          (iii)   The Borrower will make each payment under this
Section 2.15 and under the Swing Line Note on the day when due to LaSalle at its address set forth in Section 10.3 in immediately available funds. If LaSalle does not receive such payment when due, then LaSalle may, but is not obligated to, apply amounts in any account that the Borrowers, or either of them, maintain with LaSalle to such payment. Notwithstanding the foregoing, after the occurrence of an Event of Default and while the same is continuing, all payments shall be made to the Administrative Agent in accordance with Section 2.13.

(c) Requests for Swing Loans. The Borrowers, or either of them, shall give LaSalle prior notice (which may be written or oral) no later than 12:00 Noon (Chicago time) on the date upon which such Borrower(s) requests that any Swing Loan be made, of the amount and date of such Swing Loan and, if applicable, the interest period selected therefore (the "Quoted Interest Period"). Within one hundred twenty (120) minutes after receiving such notice, LaSalle shall in its discretion quote an interest rate to the Borrowers at which LaSalle would be willing to make such Swing Loan available to the Borrowers for the Quoted Interest Period (the rate so quoted for the Quoted Interest Period being herein referred to as the "Quoted Rate"). The Borrowers acknowledge and agree that the interest rate quote is given for immediate and irrevocable acceptance, and if the Borrowers, or either of them, does not so immediately accept the Quoted Rate for the full amount requested by the Borrower for such Swing
Loan, the Quoted Rate shall be deemed immediately withdrawn and such Swing Loan shall bear interest at the Base Rate from time to time in effect. Subject to all of the terms and conditions hereof, the proceeds of such Swing Loan shall be made available to the Borrowers no later than 3:00 p.m. (Chicago time) on the date so requested in funds immediately available at the principal office of LaSalle in Chicago, Illinois. Anything contained in the foregoing to the contrary notwithstanding, (i) the obligation of LaSalle to make Swing Loans shall be subject to all of the terms and conditions of this Agreement and (ii) LaSalle shall not be obligated to make more than one Swing Loan during any one day. LaSalle shall promptly notify the Administrative Agent, and the Administrative Agent shall thereafter notify each Bank, of each Swing Loan and the amount of each Swing Loan made since the last notice. The Borrowers agree that LaSalle may rely on any such telephonic or telecopy notice given by any person LaSalle in good faith believes is an authorized representative of the Borrower without the necessity of independent investigation, and in the event any such notice by telephone conflicts with any written confirmation, such telephonic notice shall govern if LaSalle has acted in reliance thereon.

(d) Swing Line Note. The Swing Loans made to the Borrower by LaSalle shall be evidenced by a single promissory note of the Borrower issued to LaSalle in the form of Exhibit C hereto. Such promissory note is hereinafter referred to as the "Swing Line Note."

(e) Swing Line Fees. The Borrowers agree, jointly and severally, to pay a commitment fee (the "Swing Line Commitment Fee") for the period (including, without limitation, any portion thereof when LaSalle's obligation to lend shall be suspended by reason of the Borrowers' inability to satisfy the conditions of
Article III) commencing on the Effective Date and continuing through the Termination Date, computed on the average daily amount of the excess of the Swing Line Commitment on such date over the aggregate outstanding principal amount of the Swing Loans during the period for which payment is made at the rate per annum equal to the Applicable Fee Percentage (as determined in accordance with subsection (b) of Section 2.9). Such Swing Line Commitment Fee shall be payable to LaSalle in arrears on each Monthly Payment Date occurring after the Effective Date.

(f) Conversion to Advances. Either LaSalle or the Borrowers, or either of them, may, prior to the Termination Date and upon at least two Business Days' prior written notice to the Administrative Agent and to the Borrowers or LaSalle, as applicable (which notice shall be promptly transmitted by the Administrative Agent to each Bank), in whole but not in part, terminate the Swing Line Commitment and increase LaSalle's Revolving Credit Commitment by the amount of the Swing Line Commitment on the date specified in such notice (the "Conversion Date"), provided that no Event of Default or Unmatured Event of Default shall exist at the time of the request of the proposed increase. In such event:

          (i) On the Conversion Date, (A) the Revolving Credit Commitment of LaSalle shall be increased by the amount of the Swing Line Commitment, (B) the Revolving Credit Percentages of each Bank will be revised to reflect the increase in LaSalle's Revolving Credit Commitment and (C) each Bank shall purchase (or sell, as applicable) a portion of its Advances in an amount necessary such that, after giving effect to the increase in the aggregate Revolving Credit Commitments, each Bank will hold its Revolving Credit Percentage (as revised) of outstanding Advances. In consideration for the sale and assignment of Revolving Credit Loans hereunder, each purchasing Bank shall pay on the Conversion Date to the Administrative Agent for the ratable benefit of the selling Banks an amount equal to the principal amount of Advances to be acquired by such Bank hereunder. On or after the Conversion Date, each of the Banks shall be entitled to receive from the Administrative Agent all payments of principal, interest and fees with respect to any interest assigned to it hereby. The assigning Bank shall be entitled to any interest on or fees in respect of any interest assigned for periods prior to the Conversion Date. In the event that any Bank receives any payment to which any other Bank may be entitled, then the Bank receiving such amount shall promptly remit it to the Administrative Agent on behalf of such other Banks. The Borrowers shall execute and deliver a replacement Revolving Credit Note to LaSalle in the principal amount of LaSalle's Revolving Credit Commitment, as so increased.

          (ii) On the Conversion Date, the Borrowers will be deemed to have requested an Advance (without regard to any requirement of this Agreement that each Advance under this Agreement be in a minimum amount) constituting a Base Rate Loan in an amount equal to the amount of the Swing Loans outstanding on such date. Based upon the Revolving Credit Percentages of each Bank as revised in accordance with clause (i) above, each Bank (including LaSalle) shall make the proceeds of its requested Advance available to the Administrative Agent, in immediately available funds, before 12:00 Noon (Chicago time) on the Conversion Date. The proceeds of such Advances shall be paid to LaSalle and applied to repay the outstanding Swing Loans.

In the event that any such purchase occurs on a date other than the end of an interest period in respect of any LIBOR Base Loan or any Quoted Interest Period in respect of any Swing Loan, the Borrower shall pay any amounts that would be owing to any Bank pursuant to Sections 2.4 and 2.15(b) as if such purchase were a prepayment.

(g) Liquidation Fee. Each of the Borrowers understands that upon the acceptance by the Borrower of a Quoted Rate in respect of a Swing Loan, LaSalle intends to enter into funding arrangements with third parties on terms and conditions which could result in substantial losses to LaSalle if such Swing Loan is not made at the Quoted Rate or does not remain outstanding for the entire Quoted Interest Period. Therefore, if either (a) after a Borrower accepts a Quoted Rate in respect of a Swing Loan, the Swing Loan is not made on the first day of the applicable Quoted Interest Period for any reason (including, but not limited to the failure of the Borrowers to comply with one or more of the conditions precedent to any Swing Loan under this Agreement) other than a wrongful failure by LaSalle to make the Swing Loan, or (b) such Swing Loan is repaid in whole or in part prior to the last day of its Interest Period (whether as a result of acceleration, operation of law or otherwise), the Borrowers agree to indemnify LaSalle for any loss, cost and expense incurred by it resulting therefrom, including without limitation any loss of profit and any loss or cost in liquidating or employing deposits acquired to fund or maintain such Swing Loan.

ARTICLE III.
CONDITIONS PRECEDENT

3.1 Conditions Precedent to Effectiveness. The effectiveness of this Agreement and the obligation of each of the Banks to make any Advance hereunder, of LaSalle to make a Swing Loan or of Chase to issue any Letter of Credit hereunder is subject to the following conditions precedent:

(a) The Administrative Agent shall have received copies (in sufficient number for each of the Banks to receive a copy) of all of the following, each in form and substance reasonably satisfactory to the Administrative Agent and the Banks, unless waived by each of the Banks:

     (i) This Agreement, appropriately completed and duly executed by the parties hereto;

     (ii) Reaffirmation of Subsidiary Guaranty, duly executed and delivered by each of the Subsidiary Guarantors;

     (iii) Mortgages relating to each parcel of Real Property owned by the Borrowers or any of QDI's Subsidiaries, in recordable form, appropriately completed and duly executed by the parties thereto;

     (iv) Leasehold Mortgages relating to each parcel of Real Property (other than any Excluded Property) subject to a ground lease pursuant to which either of the Borrowers or any of QDI's subsidiaries is lessee, in recordable form, appropriately completed and duly executed by the parties thereto, provided, however, that, it shall not be a condition of the Effective Date that the Borrowers and QDI's Subsidiaries execute a Leasehold Mortgage in respect of any parcel of Real Property subject to a ground lease if (i) such ground lease prohibits the execution of such Leasehold Mortgage without the prior consent, approval or other action of the ground lessor and (ii) the Borrowers and QDI's Subsidiaries have been unable, as of such date, to obtain the consent, approval or other action of the ground lessor thereto;

     (v) Collateral Assignment of Leases, duly executed by the parties thereto, granting to the Administrative Agent, for the benefit of the Banks, a collateral assignment of and security interest in each of the leases relating to Real Property (other than any Excluded Property) leased by Borrowers or any of QDI's Subsidiaries as lessee, provided, however, that, it shall not be a condition of the Effective Date that the Borrowers and QDI's Subsidiaries execute a Collateral Assignment of Lease in respect of any parcel of Real Property subject to a lease if (i) such lease prohibits the execution of such Collateral Assignment of Lease without the prior consent or approval of the landlord and
(ii) the Borrowers and QDI's Subsidiaries have been unable, as of such date, to obtain the consent or approval of the landlord, and provided further that any Collateral Assignment of Leases relating to the Subject Assets are subject to the Intercreditor Agreement;

     (vi) Agreements or estoppel letters from each of the lessors on each parcel of Real Property leased by the Borrowers or any of QDI's Subsidiaries, in form and substance satisfactory to the Administrative Agent, which the Borrowers and QDI's Subsidiaries have obtained as of the date hereof;

     (vii) An environmental indemnity, in form and substance satisfactory to the Administrative Agent, duly executed by each of the Borrowers (the "Environmental Indemnity");

     (viii) A certificate of the secretary of each of the Borrowers, certifying that (i) a correct and complete copy of its Articles of Incorporation, with all amendments thereto, is attached to the certificate, (ii) a correct and complete copy of its Bylaws, with all amendments thereto, is attached to the certificate, (iii) a correct and complete copy of the resolutions of its Board of Directors authorizing the execution, delivery and performance of the Loan Documents to which it is a party are attached to the certificate, and such resolutions have not been subsequently modified or repealed and (iv) there are no proceedings pending or contemplated as to the merger, consolidation, liquidation or dissolution of such Borrower;

     (ix) A certificate of the secretary of each Subsidiary Guarantor, certifying that (i) with respect to each Subsidiary Guarantor which is a corporation, (A) a correct and complete copy of its Articles of Incorporation, with all Amendments thereto, is attached to the certificate, (B) a correct and complete copy of its Bylaws, with all amendments thereto, is attached to the certificate, and (C) a correct and complete copy of the resolutions of its Board of Directors authorizing the execution, delivery and performance of the Loan Documents to which it is a party are attached to the certificate, and such resolutions have not been subsequently modified or repealed, (ii) with respect to each Subsidiary Guarantor which is a limited partnership, (A) a correct and complete copy of the agreement of limited partnership, with all amendments thereto, is attached to the certificate and (B) all action on behalf of the partnership and the partners necessary to authorize the execution, delivery and performance of the Loan Documents to which it is a party has been taken, and (iii) there are no proceedings pending or contemplated as to the merger, consolidation, liquidation or dissolution of such Subsidiary Guarantor;

     (x) A certified copy of all documents evidencing any necessary consent or governmental approvals (if any) with respect to the execution, delivery and performance of the Loan Documents and the consummation of the transactions contemplated hereby;

     (xi) A certificate executed by the secretary or any assistant secretary of each of the Borrowers certifying the names of the officers of such Borrower authorized to sign the Loan Documents and to give notices and other communications in connection with this Agreement and the transactions contemplated hereby, together with a sample of the true signature of such officers;

     (xii) A certificate executed by the secretary or an assistant secretary of each of the Subsidiary Guarantors certifying the names of the officers of such Subsidiary authorized to sign the Subsidiary Guaranty or the Reaffirmation of Subsidiary Guaranty, as applicable, and any Security Documents to which it is a party;

     (xiii) A favorable opinion of counsel to the Borrowers and the Subsidiary Guarantors substantially in the form of Exhibit D attached hereto;

     (xiv) A closing certificate (the "Closing Certificate"), executed by the president, senior vice president or chief financial officer of QDI, certifying that (i) the representations and warranties contained in this Agreement and each other Loan Document are true and accurate in all material respects, and (ii) no Default or Event of Default has occurred and is continuing;

     (xv) Evidence of insurance for all insurance required to be maintained by the Borrowers and their respective Subsidiaries pursuant to this Agreement and the Security Documents;

     (xvi) Such other approvals or documents as the Administrative Agent or the Required Banks may reasonably request;

(b) Payment by QDI to the Administrative Agent for the ratable benefit of the Banks of a nonrefundable amendment fee in accordance with the provisions of Section 2.10 hereof; and

(c) Payment by the Borrowers of all costs and expenses of the Administrative Agent's special counsel (including, without limitation, legal fees and expenses) incurred in connection with the preparation and execution of the Loan Documents and incident to all proceedings in connection with, transactions contemplated by, and documents relating to this Agreement and the Loan Documents.

Upon the making of the initial Advance hereunder, the foregoing conditions shall be deemed to be satisfied; provided, however, that the making of such Advance shall not constitute a waiver by the Administrative Agent or any Bank of any right which the Administrative Agent or such Bank may have in the event that any certificate, financial statement or other document delivered pursuant to this Section 3.1 or otherwise in connection with the transactions contemplated by this Agreement shall prove to have been false or misleading in any material respect.

3.2 Conditions Precedent to All Advances, Swing Loans and Issuances of Letters of Credit. The obligation of each of the Banks to make any Advance hereunder, of LaSalle to make any Swing Loan hereunder or of Chase to issue any Letters of Credit shall be further subject to the satisfaction of each of the following conditions, unless waived in writing by each of the Banks:

(a) In the case of an Advance, a Notice of Borrowing appropriately completed and duly executed by a Borrower; in the case of a Swing Loan, a request meeting the requirements of
Section 2.15(c) hereof; and, in the case of a Letter of Credit, an application for a letter of credit, in form and substance satisfactory to Chase, appropriately completed and duly executed by a Borrower;

(b)     The representations and warranties set forth in
Article IV hereof and in each of the other Loan Documents are true and correct on the Effective Date and on the date of and after giving effect to the making of the Advance or Swing Loan or the issuance of the Letter of Credit, except that the representations and warranties set forth in Section 4.5 as to the financial statements of QDI shall be deemed a reference to the audited and unaudited financial statements of QDI, as the case may be, most recently delivered to the Banks pursuant to Section 5.1;

(c)     No Default or Event of Default and no Material Adverse
Occurrence shall then have occurred and be continuing on the date of the making of the Advance or Swing Loan or the issuance of the Letter of Credit; and

(d) The making of the Advance by such Bank, the making of such Swing Loan by LaSalle or the issuance of the Letter of Credit by Chase is not in violation of any applicable law, rule or regulation or any directive, request or order of any court or governmental authority having jurisdiction over such Bank, LaSalle or Chase, as applicable.

The delivery of the Notice of Borrowing, the request for the Swing Loan or the application for the issuance of a Letter of Credit, as applicable, by a Borrower shall constitute a certification by the Borrowers, binding upon each of the Borrowers, as to the matters set forth in subsections (b) and (c) above.

ARTICLE IV.
REPRESENTATIONS AND WARRANTIES

Each of the Borrowers represents and warrants to the Administrative Agent and each of the Banks that as of the date hereof, as of the Effective Date, and as of the date of each Advance, each Swing Loan and each issuance of a Letter of Credit, as follows:

4.1 Organization; etc. Each of the Borrowers is a corporation validly organized and existing and in good standing under the laws of the state of its organization, has full power and authority to own its property and conduct its business as conducted by it and is duly qualified to do business and is in good standing as a foreign corporation in each jurisdiction where the nature of its business or the character of its property makes such qualification or licensing necessary. A list of jurisdictions in which each of the Borrowers is qualified to do business is set forth in Annex I. Each of the Borrowers has full power and authority to enter into and to perform its obligations under the Loan Documents and to request Advances, Swing Loans and Letters of Credit under the Agreement. Each of the Borrowers has all licenses, permits and Franchises necessary to carry on its business as now being conducted and to own and operate its Property, except for permits, licenses and Franchises the failure of which to obtain will not result in a Material Adverse Occurrence.

4.2 Due Authorization. The execution, delivery and performance by each of the Borrowers and of each of the Subsidiary Guarantors of the Loan Documents to which it is a party have been duly authorized by all necessary corporate action, do not require any approval or consent of, or any registration, qualification or filing with, any governmental agency or authority or any approval or consent of any other Person, do not and will not conflict with, result in any violation of or constitute any default under, any provision of the organizational, constitutive or governing documents (including, as applicable, articles of incorporation, bylaws and partnership agreements) of either of the Borrower or any of the Subsidiary Guarantors, any agreement binding on or applicable to the Borrowers, or either of them, any of the Subsidiary Guarantors or any of their respective Property, or any law or governmental regulation or court decree or order binding upon or applicable to the Borrowers, or either of them, any of the Subsidiary Guarantors or any of their respective Property and will not result in the creation or imposition of any Lien on any of their respective Property pursuant to the provisions of any agreement binding on or applicable to the Borrowers, either of them, any of the Subsidiary Guarantors or any of their respective Property, except any such Liens created pursuant to the Security Documents in favor of the Administrative Agent, for the benefit of the Banks.

4.3 Subsidiaries. Neither of the Borrowers has any Subsidiaries except those listed on Annex II, which correctly sets forth the name of each Subsidiary, the jurisdiction of its incorporation and the percentage ownership of each Subsidiary which is owned, of record or beneficially, by each Borrower and/or one or more of its Subsidiaries. Each of the Borrowers and QDI's Subsidiaries has good and marketable title to all of the shares or other equity interests it purports to own of each of its Subsidiaries, free and clear of any Lien (other than any Liens in favor of the Administrative Agent for the benefit of the Banks) and all such shares have been duly issued and are fully paid and nonassessable. Each Subsidiary has been duly organized and is validly existing and in good standing under the laws of its jurisdiction of incorporation or organization and is duly licensed or qualified and in good standing in each other jurisdiction where the nature of the business transacted by it or the character of its properties owned or leased makes such qualification or licensing necessary. A list of the jurisdictions in which each Subsidiary is qualified to do business is set forth on the attached Annex II. Each Subsidiary has full power and authority to own and operate its properties, to carry on its business as now conducted and to enter into and perform the Subsidiary Guaranty and the Security Documents to which it is a party. Each Subsidiary has all licenses, permits and Franchises necessary to carry on its business as now being conducted and to own and operate its properties, except for permits, licenses and Franchises the failure of which to obtain will not result in a Material Adverse Occurrence.

4.4 Validity of the Agreement; etc. Each Loan Document is the legal, valid and binding obligation of each of the Borrowers and of each of the Subsidiary Guarantors which are a party thereto and is enforceable in accordance with its terms.

4.5 Financial Statements. The consolidated balance sheets of QDI and its Subsidiaries as of October 28, 2001, October 29, 2000 and October 31, 1999 and the related consolidated statements of income, stockholders' equity and cash flows for the three years ended October 28, 2001, October 29, 2000 and October 31, 1999 certified by PricewaterhouseCoopers LLP, QDI's independent public accountants, copies of which have heretofore been delivered to the Banks, were prepared in accordance with generally accepted accounting principles consistently applied throughout the periods involved and present fairly the financial condition and results of operations and cash flows of QDI and its Subsidiaries for and as of the end of each of such years. The unaudited consolidated balance sheet of QDI and its Subsidiaries as of February 17, 2002 and the unaudited statements of operations for the sixteen week period ended on said date, copies of which have heretofore been delivered to the Banks, have been prepared in accordance with GAAP, present fairly in all material respects the financial position of QDI and its Subsidiaries, on a consolidated basis, as of said date and the result of operations and cash flows of QDI and its Subsidiaries, on a consolidated basis, for said period, subject to customary year-end adjustments.

4.6 Litigation; etc. Except as disclosed in QDI's Quarterly Report on Form 10-Q for the sixteen week period ended
February 17, 2002, there is no action, suit or proceeding at law or equity, or before or by any federal, state, local or other governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, pending, or to the knowledge of the Borrowers threatened, against the Borrowers or any of QDI's Subsidiaries or any of their respective Property, which if determined adversely would be a Material Adverse Occurrence or would affect the ability of the Borrowers or any of QDI's Wholly-Owned Subsidiaries to perform their respective obligations under the Loan Documents; and neither of the Borrowers nor any of QDI's Subsidiaries is in default with respect to any final judgment, writ, injunction, decree, rule or regulation of any court or federal, state, local or other governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, where the effect of such default would be a Material Adverse Occurrence.

4.7 Compliance with Law. Neither of the Borrowers nor any of QDI's Subsidiaries is (a) in default with respect to any order, writ, injunction or decree of any court, governmental authority or arbitration board or tribunal to which it is a named party or
(b) in violation of any law, rule, regulation, ordinance or order relating to its or their respective businesses, the violation of which would result in a Material Adverse Occurrence.

4.8 ERISA Compliance. The Internal Revenue Service has issued a determination that each Plan (except for any Plan which is unfunded and maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees) is qualified under Section 401(a) and related provisions of the Code, as amended by ERISA, and that each related trust or custodial account is exempt from taxation under Section 501(a) of the Code. All Plans comply in all material respects with ERISA and other applicable laws. There exist with respect to the Borrowers, or either of them, or any of QDI's Subsidiaries no "multi-employer plans," as defined in the Multi-employer Pension Plan Amendments Act of 1980, for which a material withdrawal or termination liability may be incurred. There exist with respect to all Plans or trusts: (a) no material accumulated funding deficiency within the meaning of ERISA;
(b) no termination of any Plan or trust which would result in any material liability to the PBGC or any "reportable event," as that term is defined in ERISA, which is likely to constitute grounds for termination of any Plan or trust by the PBGC; and (c) no "prohibited transaction," as that term is defined in ERISA, which is likely to subject any Plan, trust or party dealing with any Plan or trust to any material tax or penalty on prohibited transactions imposed by Section 4975 of the Code.

4.9 Title to Assets. Each of the Borrowers and each of QDI's Subsidiaries has good and marketable fee simple title to all of its Property constituting real property and good and marketable title to and ownership of all of its Property and assets constituting personal property, in each case as disclosed on the consolidated financial statements of QDI as of and for the sixteen week period ending February 17, 2002 (except for any such Property disposed of by the Borrowers or any of QDI's Subsidiaries in the ordinary course of business), free and clear of all Liens except for Liens and other encumbrances permitted pursuant to Section 6.4. Each of the Borrowers and each of QDI's Subsidiaries has a valid leasehold in all Property leased by it and used in the operation of its business.

4.10    Indebtedness.  Except for Indebtedness listed in Annex
III, neither of the Borrowers nor any of QDI's Subsidiaries has any Indebtedness.

4.11    Use of Proceeds.  The proceeds of the Advances and Swing
Loans will be used by the Borrowers to fund the working capital requirements of the Borrowers and for other general corporate purposes.

4.12 Margin Stock. No part of any Advance or any Swing Loan shall be used at any time by the Borrowers, or either of them, to purchase or carry margin stock (within the meaning of Regulation
U) or to extend credit to others for the purpose of purchasing or carrying any margin stock. Neither of the Borrowers nor any of QDI's Subsidiaries is engaged principally, or as one of its important activities, in the business of extending credit for the purposes of purchasing or carrying any such margin stock. No part of the proceeds of any Advance will be used by the Borrowers, or either of them, for any purpose which violates, or which is inconsistent with, any regulations promulgated by the Board of Governors of the Federal Reserve System.

4.13 Investment Company Act. Neither of the Borrowers nor any of QDI's Subsidiaries is an "investment company," or an "affiliated person" of, or a "promoter" or "principal underwriter" for, an "investment company," as such terms are defined in the Investment Company Act of 1940, as amended. The making of the Advances and Swing Loans, the application of the proceeds and repayment thereof by the Borrowers and the performance of the transactions contemplated by the Agreement will not violate any provision of said Act, or any rule, regulation or order issued by the Securities and Exchange Commission thereunder.

4.14 Unregistered Securities. Neither of the Borrowers nor any of QDI's Subsidiaries has (a) issued any unregistered securities in violation of the registration requirements of
Section 5 of the Securities Act of 1933, as amended, or any other law; or (b) violated any rule, regulation or requirement under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

4.15 Public Utility Holding Company Act. Neither of the Borrowers nor any of QDI's Subsidiaries is a "holding company," or a "subsidiary company" of a "holding company," or an "affiliate" of a "holding company" or of a "subsidiary company" of a "holding company," within the meaning of the Public Utility Holding Company Act of 1935, as amended.

4.16 Accuracy of Information. All information heretofore or herewith furnished by or on behalf of the Borrowers to the Administrative Agent or the Banks for purposes of or in connection with the Agreement or any transaction contemplated by the Agreement is, and all other such information hereafter furnished by or on behalf of the Borrowers to the Administrative Agent or the Banks will be, true and accurate in every material respect on the date as of which such information is dated or certified and no such information contains any material misstatement of fact or omits to state a material fact or any fact necessary to make the statements contained therein not misleading.

4.17 Tax Returns; Audits. Each of the Borrowers and QDI's Subsidiaries has filed all federal, state and local income tax returns and other reports which are required to be filed, and has paid all taxes as shown on said returns and on all assessments received by any such Person (except for any assessments which are being contested in good faith by appropriate proceedings that will prevent a forfeiture or sale of any property and for which an adequate book reserve in accordance with GAAP shall have been set aside), to the extent that such taxes have become due or has obtained extensions with respect to the filing of such returns and has made provision for the payment of taxes anticipated to be payable in connection with such returns. Each of the Borrowers and QDI's Subsidiaries has made all required withholding deposits. The Borrowers do not have knowledge of any objections to or claims for additional taxes by federal, state or local taxing authorities against it or any of its Subsidiaries which would be a Material Adverse Occurrence.

4.18 Environmental and Safety Regulations. Each of the Borrowers and each of QDI's Subsidiaries are in compliance with all requirements of applicable federal, state and local environmental, pollution control, health and safety statutes, laws and regulations except for any noncompliance which, individually or in the aggregate, could not result in a Material Adverse Occurrence with respect to such Borrower or such Subsidiary and are not the subject of any federal or state investigation evaluating whether any remedial action is needed to respond to a release of any toxic or hazardous waste or substance into the environment. Each of the Borrowers further represents and warrants that (i) the Real Property and its intended use complies with all applicable laws, governmental regulations and the terms of any enforcement action by any federal, state, regional or local governmental agency, including, without limitation, all applicable federal, state and local laws pertaining to air and water quality, hazardous waste, waste disposal and other environmental matters (including, but not limited to, the Clean Water, Clean Air, Federal Water Pollution Control, Solid Waste Disposal, Resource Conservation and Recovery and Comprehensive Environmental Response, Compensation, and Liability Acts, as said acts may be amended), and the rules, regulations and ordinances of all applicable federal, state and local agencies and bureaus, except in each case for any noncompliance which, individually or in the aggregate, could not result in a Material Adverse Occurrence and (ii) no notice, demand, request for information, citation, summons or order has been issued, no complaint has been filed, no penalty has been assessed and no investigation or review is pending or threatened by any governmental or other entity with respect to any alleged failure by the Borrowers, or either of them, or any of QDI's Subsidiaries to comply in any respect with any of such environmental laws except for any such liability for which an adequate book reserve in accordance with GAAP shall have been set aside in respect thereto.

4.19 Forecasts. The forecasts of QDI and its Subsidiaries, furnished to the Administrative Agent and each of the Banks, consisting of consolidated balance sheets, consolidated cash flow statements and consolidated income statements of QDI and its Subsidiaries after giving effect to the making of the Advances hereunder and the application of the proceeds thereof, together with appropriate supporting details and a statement of underlying assumptions, have been prepared in the light of the past business history of QDI and its Subsidiaries and on the basis of the assumptions set forth therein, which assumptions are in the opinion of the Borrowers reasonable. Such forecasts have been prepared in good faith and represent the good faith opinion of the Borrowers as to the most probable course of business of QDI and its Subsidiaries on the basis of the assumptions which are set forth therein.

4.20 Solvency. After giving effect to the transactions contemplated by this Agreement, each of the Borrowers and QDI's Subsidiaries has capital sufficient to carry on its business, is solvent and is able to pay its debts and obligations as they mature in the ordinary course. After giving effect to the consummation of the transactions contemplated by this Agreement, each of the Borrowers and QDI's Subsidiaries now owns property having a value, both at fair valuation and at present fair saleable value, greater than the amount required to pay its debts, obligations and contingent liabilities.

4.21 No Default. As of the date hereof, no Default or Event of Default has occurred and is continuing.

4.22 Subsidiary Guarantors. Each of the Wholly-Owned Subsidiaries of QDI (except for any SPE, for so long as such SPE remains a single purpose entity engaged solely in a Mortgage Transaction, and except for Wholly-Owned Subsidiaries of QDI (other than any SPE) which do not in the aggregate have assets in excess of $500,000) have executed the Subsidiary Guaranty, the Security Agreement and such other Security Documents which are necessary or desirable to grant to the Administrative Agent for the benefit of the Banks, a security interest and Lien in substantially all of the assets of such Subsidiary. Grady's Inc. does not have assets in excess of $225,000.

ARTICLE V.
CERTAIN AFFIRMATIVE COVENANTS

Each of the Borrowers agrees with the Administrative Agent and each of the Banks that, from the date hereof and thereafter for so long as any portion of any Advance, any Swing Loan or any Letter of Credit shall be outstanding or any Bank shall have any Commitment hereunder, unless the Required Banks shall otherwise consent in writing:

5.1 Financial Information; etc. The Borrowers will furnish to the Administrative Agent and each of the Banks copies of the following financial statements, reports and information:

(a) as soon as available and in any event within ninety (90) days after the end of each fiscal year of QDI, a copy of the audited consolidated financial statements, including balance sheet, related statements of income, statements of stockholders' equity and statements of cash flows, of QDI and its consolidated Subsidiaries for such fiscal year, with comparative figures for the preceding fiscal year, prepared in accordance with GAAP, certified without qualification or exception by PricewaterhouseCoopers LLP or such other nationally or regionally recognized firm of independent public accountants which are reasonably acceptable to the Administrative Agent and the Required Banks;

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

(c) with each financial statement required by Section 5.1(a) and (b) to be delivered to the Administrative Agent and each of the Banks, (i) a certificate ("Compliance Certificate") in a form acceptable to the Administrative Agent and the Required Banks signed by the president, the senior vice president or the chief financial officer of QDI (i) stating that, to the best of his knowledge after reasonable investigation, no Default or Event of Default has occurred and is continuing, or if a Default or an Event of Default has occurred and is continuing, a statement of the nature thereof and the action which the Borrowers propose to take with respect thereto, and (ii) setting forth, in sufficient detail, the information and computations required to establish whether or not the Borrowers were in compliance with the requirements of Sections 6.1 through 6.3, inclusive, and Section 6.5, during the periods covered by the financial reports then being furnished and as of the end of such periods;

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

(e) promptly upon their becoming available, copies of all registration statements and reports (including without limitation reports on Forms 10-K, 10-Q and 8-K) which QDI shall have filed with the Securities and Exchange Commission;

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

(h) promptly after receipt thereof, all letters and reports to management of QDI prepared by its independent certified public accountants and the responses of the management of QDI thereto;

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

5.2 Maintenance of Corporate Existence; etc. Except as permitted by Section 6.7, each of the Borrowers shall maintain and preserve, and cause each of their respective Subsidiaries to maintain and preserve, its corporate existence and qualification and good standing in all states in which such qualification and good standing are required in order to conduct its business and own its property as conducted and owned in such states.

5.3 Payment of Taxes; etc. Each of the Borrowers shall pay and discharge, and shall cause each of their respective Subsidiaries to pay and discharge, as the same may become due and payable, all taxes, assessments and other governmental charges or levies against or on any of its Property, as well as claims of any kind which, if unpaid, might become a Lien upon any of its Property; provided, however, that the foregoing shall not require the Borrowers or any of their Subsidiaries to pay any such tax, assessment, charge or levy so long as the validity thereof shall be contested in good faith by appropriate proceedings that will prevent a forfeiture or sale of any Property and an adequate book reserve in accordance with GAAP shall have been set aside with respect thereto. Each of the Borrowers shall make, and shall cause each of their respective Subsidiaries to make, all required withholding deposits.

5.4 Compliance with Laws. Each of the Borrowers shall carry on, and shall cause each of their respective Subsidiaries to carry on, its business activities in substantial compliance with all applicable federal or state laws and all applicable rules, regulations and orders of all governmental bodies and offices having power to regulate or supervise its business activities, including, without limitation, all applicable environmental, pollution control, health and safety statutes, laws and regulations. Each of the Borrowers shall maintain, and shall cause each of their respective Subsidiaries to maintain, all material rights, liens, franchises, permits, certificates of compliance or grants of authority required in the conduct of its business. Each of the Borrowers agrees that the Real Property and its intended use will comply at all times with all applicable laws, governmental regulations and the terms of any enforcement action now or hereafter commenced by any federal, state, regional or local governmental agency, including, without limitation, all applicable federal, state and local laws pertaining to air and water quality, hazardous waste, waste disposal and other environmental matters (including, but not limited to, the Clean Water, Clean Air, Federal Water Pollution Control, Solid Waste Disposal, Resource Conservation and Recovery and Comprehensive Environmental Response, Compensation, and Liability Acts, as said acts may be amended from time to time), and the rules, regulations and ordinances of all applicable federal, state and local agencies and bureaus.

5.5 Books and Records; etc. Each of the Borrowers shall keep, and shall cause each of their respective Subsidiaries to keep, books and records reflecting all of its business affairs and transactions in accordance with GAAP and permit the Administrative Agent and each of the Banks and their respective representatives, at reasonable times and intervals and upon reasonable notice to the Borrowers, to visit the offices of Borrowers and their Subsidiaries, discuss financial matters with officers of the Borrowers or their Subsidiaries and with its independent public accountants (and by this provision each of the Borrowers authorizes its independent public accountants to participate in such discussions) and examine any of the Borrowers' or any of its Subsidiaries' books and other corporate records.

5.6 Insurance. Each of the Borrowers will maintain, and will cause each of their respective Subsidiaries to maintain, insurance coverage in such forms and amounts and against such risks including without limitation insurance with respect to its Property, the operation thereof and its business against casualties, contingencies and risks and insurance against loss or damage from such hazard and risks to the person or property of others, as are customary for corporations similarly situated and engaged in the same or a similar business and owning and operating similar properties. All such insurance shall be carried with financially sound and reputable insurers.

5.7 Conduct of Business. Each of the Borrowers shall maintain and keep, and shall cause each of their respective Subsidiaries to maintain and keep, its assets, property and equipment in good repair, working order and condition and from time to time make or cause to be made all needed renewals, replacements and repairs.

5.8 Maintain Business. Each of the Borrowers shall continue to engage primarily, and shall cause each of their respective
Subsidiaries to continue to engage primarily, in the business or businesses being conducted on the date of this Agreement.

5.9     ERISA.

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

5.10 Changes to GAAP. In the event that the Borrowers, or either of them, makes any changes to the generally accepted accounting principles used in the preparation of such Borrower's books and/or financial statements such that such principles are not applied consistently with any such principles applied during any prior period, (a) such change shall be in accordance with the generally accepted accounting principles in effect at the time of such change and shall be concurred in by the certified public accountants certifying the financial statements of QDI and its Subsidiaries, and (b) the Borrowers shall give the Administrative Agent thirty (30) days prior written notice thereof. The Administrative Agent is hereby authorized, in consultation with the Borrowers, to adjust the financial covenants of this Agreement to reflect the effect of such changes.

5.11 Use of Proceeds. The Borrowers will use the proceeds of the Advances and Swing Loans only for lawful purposes and in accordance with Sections 4.11 and 4.12 hereof.

5.12 Subsidiary Guaranty. QDI hereby agrees to cause each Person which is or may hereafter become a Wholly-Owned Subsidiary of QDI (other than (i) GAGHC and (ii) Wholly-Owned Subsidiaries of QDI which in the aggregate have assets of less than $500,000) to execute, deliver and perform the Subsidiary Guaranty. At the time that any Wholly-Owned Subsidiary becomes a party to the Subsidiary Guaranty, the Borrowers shall have delivered to the Administrative Agent copies (in sufficient number for each of the Banks to receive a copy) of each of the following documents in form and substance reasonably satisfactory to the Administrative Agent and the Banks:

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

Notwithstanding the foregoing, for so long as any SPE remains a single purpose entity engaged solely in a Mortgage Transaction, such SPE shall not be required to execute, deliver and perform the Subsidiary Guaranty.

5.13     Security Documents.  (a)     Within 60 days after the
Closing Date, the Borrowers shall deliver to the Administrative
Agent: (i) Leasehold Mortgages relating to each parcel of Real Property (other than any Excluded Property) which is subject to a ground lease pursuant to which either of the Borrowers or any of QDI's Subsidiaries is lessee, in recordable form, appropriately completed and duly executed by the parties thereto, provided, however, that the Borrowers and QDI's Subsidiaries shall not be obligated to execute a Leasehold Mortgage in respect of any parcel of Real Property subject to a ground lease if (x) such ground lease prohibits the execution of such Leasehold Mortgage without the prior consent, approval or other action of the ground lessor and (y) the Borrowers and QDI's Subsidiaries have been unable, after using commercially reasonable efforts, to obtain the consent, approval or other action of the ground lessor thereto, (ii) Collateral Assignment of Leases, duly executed by the parties thereto, granting to the Administrative Agent, for the benefit of the Banks, a collateral assignment of and security interest in each of the leases relating to Real Property (other than any Excluded Property) leased by Borrowers or any of QDI's Subsidiaries as lessee, provided, however, that the Borrowers and QDI's Subsidiaries shall not be obligated to execute a Collateral Assignment of Lease in respect of any parcel of Real Property subject to such lease if (x) such lease prohibits the execution of such Collateral Assignment of Lease without the prior consent or approval of the landlord and (y) the Borrowers and QDI's Subsidiaries have been unable, after using commercially reasonable efforts, to obtain the consent or approval of the landlord thereto and (iii) agreements or estoppel letters from each of the lessors on each parcel of Real Property leased by the Borrowers or any of QDI's subsidiaries, in form and substance satisfactory to the Administrative Agent, which the Borrowers and QDI's Subsidiaries were able to obtain using commercially reasonable efforts.

(b) If (1) the Excluded Property described in clause (i) of the definition of "Excluded Property" is not sold on or prior December 31, 2002, (2) if the Excluded Property described in clause (ii) of the definition of "Excluded Property" is not subject to a contract for sale as of December 31, 2002 or (3) if the Excluded Property described in clause (ii) of the definition of "Excluded Property" is not sold on or prior to June 30, 2003, the Borrowers shall deliver to the Administrative Agent on or before December 31, 2002 or June 30, 2003, as applicable:
(i) Mortgages in favor of the Administrative Agent, for the benefit of the Banks, in recordable form, appropriately completed and duly executed by the parties thereto, with respect to each parcel of such Excluded Property in which either Borrower or any of QDI's Subsidiaries has a fee interest, (ii) Leasehold Mortgages relating to each parcel of such Excluded Property which is subject to a ground lease pursuant to which either of the Borrowers or any of QDI's Subsidiaries is lessee, in recordable form, appropriately completed and duly executed by the parties thereto, provided, however, that the Borrowers and QDI's Subsidiaries shall not be obligated to execute a Leasehold Mortgage in respect of any such parcel of Excluded Property subject to a ground lease if (x) such ground lease prohibits the execution of such Leasehold Mortgage without the prior consent or approval of the ground lessor and (y) the Borrowers and QDI's Subsidiaries have been unable, after using commercially reasonable efforts, to obtain the consent or approval of the ground lessor thereto, (ii) a Collateral Assignment of Lease, duly executed by the parties thereto, granting to the Administrative Agent, for the benefit of the Banks, a collateral assignment of and security interest in each of the leases relating to any such Excluded Property leased by Borrowers or any of QDI's Subsidiaries as lessee, provided, however, that the Borrowers and QDI's Subsidiaries shall not be obligated to execute a Collateral Assignment of Lease in respect of any parcel of Real Property subject to such lease if (x) such lease prohibits the execution of such Collateral Assignment of Lease without the prior consent or approval of the landlord and (y) the Borrowers and QDI's Subsidiaries have been unable, after using commercially reasonable efforts, to obtain the consent or approval of the landlord thereto, and (iii) agreements or estoppel letters from each of the lessors on each parcel of Real Property leased by the Borrowers or any of QDI's subsidiaries, in form and substance satisfactory to the Administrative Agent, which the Borrowers and QDI's Subsidiaries are able to obtain using commercially reasonable efforts.

(c) If at any time either Borrower or any Subsidiary of a Borrower acquires an ownership interest in or creates an entity which is or becomes a Subsidiary, such Borrower shall, or the Borrowers shall cause their respective Subsidiaries to, take all such action and execute such agreements, documents and instruments, including without limitation execution and delivery of a counterpart signature page in the form of Annex I to the Pledge Agreement and Annex I to the Security Agreement and execution and delivery of such other Security Documents, that may be necessary or desirable to grant to the Administrative Agent, for the benefit of the Banks, a first priority, perfected security interest and Lien in all of the assets of and all of the capital stock of such new Subsidiary. If at any time either Borrower or any Subsidiary acquires an interest in any assets not covered by the Security Documents then in effect, such Borrower shall, or the Borrowers shall cause their respective Subsidiaries to, take all such action and execute such agreements, documents and instruments, including without limitation any Security Documents, that may be necessary or desirable to grant to the Administrative Agent for the benefit of the Banks, a first priority, perfected security interest in such assets. With respect to any fee interest in any real property acquired or ground lease in respect of any real property leased after the Closing Date by either Borrower or any of QDI's Subsidiaries, such Borrower shall, or the Borrowers shall cause its Subsidiary to, promptly execute and deliver a first priority Mortgage or Leasehold Mortgage, as applicable, in favor of the Administrative Agent, for the benefit of the Banks, covering such real property, and shall provide the Administrative Agent with the following documents (w) a mortgagee's title insurance policy covering such real property, (x) an ALTA survey thereof, together with a surveyor's certificate, (y) to the extent reasonably available to the Borrowers, an environmental audit report covering such real property and (z) with respect to any real property subject to a ground lease, any consents or estoppels reasonably deemed necessary or advisable by the Administrative Agent in connection therewith which the Borrowers and QDI's Subsidiaries are able to obtain using commercially reasonable efforts. With respect to any leasehold interest in real property acquired by either Borrower or any of QDI's subsidiaries, such Borrower shall, or the Borrowers shall cause such Subsidiary to, promptly execute and deliver a Collateral Assignment of Lease with respect to such real property, together with any consents or estoppels reasonably deemed necessary or advisable by the Administrative Agent in connection therewith which the Borrowers and QDI's Subsidiaries are able to obtain using commercially reasonable efforts. Notwithstanding the foregoing, (i) the Borrowers shall not be required to, or be required to cause its Subsidiaries to, pledge the assets or capital stock of any Subsidiary if QDI and/or any of its Subsidiaries is subject to any effective and enforceable contractual obligation which prohibits the pledge of the assets or capital stock of such Subsidiary pursuant to the Pledge Agreement or the Security Agreement; provided that QDI and/or its Subsidiaries shall use reasonable efforts to obtain any necessary waivers, consents or amendments to permit such pledge or to obtain reasonably equivalent security and (ii) the Borrowers and their Subsidiaries shall not be obligated to pledge the assets or capital stock of a Subsidiary, provided that the aggregate value of the assets and the capital stock of the Subsidiaries that have not been pledged to the Administrative Agent for the benefit of the Banks shall not at any time exceed $500,000.

(d) At the time that any Borrower or any Subsidiary or Affiliate thereof becomes a party to a Security Document, the Borrowers shall have delivered to the Administrative Agent copies (in sufficient number for each of the Banks to receive a copy) of each of the following documents in form and substance reasonably satisfactory to the Administrative Agent and the Banks:

     (i) (A) Counterpart signature page to the Pledge Agreement, duly executed by such Borrower or such Subsidiary,
(B) counterpart signature page to the Security Agreement, duly executed by the applicable Pledgor and/or (C) such other Security Document, duly executed by the parties thereto, as applicable;

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

Notwithstanding the foregoing, for so long as any SPE remains a single purpose entity engaged solely in a Mortgage Transaction, such SPE shall not be required to execute, deliver and perform any Security Documents.

5.14 Survival of Warranties and Representations. Each of the Borrowers covenants, warrants and represents to the Administrative Agent and each Bank that all representations and warranties of the Borrowers contained in this Agreement and in the other Loan Documents shall be true at the time of Borrowers' execution of this Agreement and shall survive the execution, delivery and acceptance hereof and thereof by the parties thereto and the closing of the transactions described herein and therein or related hereto and thereto and any investigation at any time made by or on behalf of the Administrative Agent or any of the Banks shall not diminish their rights to rely thereon.

ARTICLE VI.
CERTAIN FINANCIAL COVENANTS AND NEGATIVE COVENANTS

Each of the Borrowers agrees with the Administrative Agent and each of the Banks that, from the date hereof and thereafter for so long as any portion of any Advance, any Swing Loan or any Letter of Credit shall be outstanding or any Bank shall have any Commitment hereunder, unless the Required Banks shall otherwise consent in writing:

6.1     Fixed Charge Coverage Ratio.  (a)       For each twelve-
month period ending on the last day of each fiscal quarter of QDI, the Borrowers shall maintain a ratio of Earnings Available for Fixed Charges to Fixed Charges of not less than 1.50:1.00.

(b) Neither of the Borrowers will, nor permit any of its Subsidiaries to, enter into any Operating Lease if after giving effect thereto on a pro forma basis the ratio of Earnings Available for Fixed Charges to Fixed Charges would be less than 1.50:1.00.

6.2 Leverage Ratio. For each twelve-month period ending on the last day of each fiscal quarter of QDI, the Borrowers shall maintain a ratio of Funded Debt of QDI and its Subsidiaries, on a consolidated basis, as of the last day of such fiscal quarter to Pro Forma Consolidated Cash Flow for the twelve-month period ending on such date, of not more than the ratio set forth below:


                                Maximum Ratio of Funded Debt to
Applicable Fiscal Quarter       Pro Forma Consolidated Cash Flow
----------------------------------------------------------------

Each fiscal quarter occurring               4.00:1.00
through the third fiscal quarter
of 2003 fiscal year

Fourth fiscal quarter of 2003               3.75:1.00
fiscal year and the first, second
and third fiscal quarters of
2004 fiscal year

Fourth fiscal quarter of 2004               3.50:1.00
fiscal year and first and second
fiscal quarters of 2005 fiscal year

Each fiscal quarter thereafter              3.00:1.00

6.3 Limitations on Indebtedness. Neither of the Borrowers will, nor will QDI permit any of its Subsidiaries to, create, issue, guarantee or otherwise become liable in respect of any Indebtedness, except:

(a) Indebtedness existing on the date hereof and disclosed on Annex III hereto;

(b) Indebtedness represented by the Notes or outstanding under the Subsidiary Guaranty or any other Loan Document;

(c) Capital Lease Obligations incurred after the Commencement Date, provided that after taking into account the incurrence of such Capital Lease Obligations, (x) the aggregate outstanding Capital Lease Obligations incurred pursuant to this clause (c) shall not exceed $5,000,000 and (y) no Default or Event of Default shall exist;

(d)     Indebtedness owing to QDI or any of its Wholly-Owned
Subsidiaries (other than any SPE);

(e) Rate Hedging Obligations permitted by Section 6.15 hereof;

(f) Indebtedness, in addition to Indebtedness permitted by clauses (a) through (d) above, in an aggregate principal amount at any one time outstanding not to exceed $1,000,000, which Indebtedness shall not be secured by a Lien on any Property of the Borrowers or their respective Subsidiaries.

6.4 Liens. Neither of the Borrowers will, nor will QDI permit any of its Subsidiaries to, create, incur or permit to exist any Lien on its Property, whether now owned or hereafter acquired, or upon any income or profits therefrom, or own or acquire or agree to acquire Property of any kind subject to any Lien, except the following:

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

(e)      Liens existing on the date hereof and disclosed on Annex
III hereto;

(f) Liens securing Capital Lease Obligations permitted pursuant to Section 6.3(c) hereof;

(g)     Liens in favor of QDI or a Subsidiary Guarantor; and

(h) Liens in favor of the Administrative Agent for the benefit of the Banks.

For purposes of this Section 6.4, all Liens of a Person which becomes a Subsidiary and which are outstanding as of the date such Person becomes a Subsidiary shall be deemed to have been incurred as of such date.

6.5 Dividends, Stock Purchase and Restricted Payments. Neither of the Borrowers will, nor will QDI permit any of its Subsidiaries to, except as hereinafter provided: (a) declare or pay any dividends, either in cash or Property, on any shares of its capital stock of any class (except dividends payable by QDI solely in shares of common stock of QDI and dividends payable solely to QDI or a Wholly-Owned Subsidiary of QDI, other than any
SPE); or (b) directly or indirectly, or through any Subsidiary, purchase, redeem, retire, or otherwise acquire any shares of its capital stock, or other equity interests therein, of any class or any warrants, rights or options to purchase or acquire any shares of its capital stock, or other equity interests therein (except for any such purchases, redemptions, retirements or other acquisitions payable solely in shares of common stock of QDI); or
(c) make any other distribution, either directly or indirectly or through any Subsidiary, in respect of its capital stock, or other equity interests therein (such declarations or payments of dividends, purchases, redemptions or retirements of stock and warrants, rights or options, and all such other distributions being herein collectively called "Restricted Payments"); provided that, notwithstanding the foregoing, QDI may repurchase shares of its capital stock outstanding if (i) after giving effect thereto, the aggregate cumulative amount of all Restricted Payments made in any fiscal year in respect of such repurchases does not exceed the then applicable Maximum Repurchase Amount, (ii) after giving effect thereto, the aggregate cumulative amount of all Restricted Payments made in respect of such repurchases on and after the Commencement Date does not exceed the Restricted Payments Basket,
(iii) as of the date of payment of such Restricted Payment the ratio of Funded Debt of QDI and its Subsidiaries, on a consolidated basis, as of the last day of the preceding fiscal quarter of QDI to Pro Forma Consolidated Cash Flow of QDI for the twelve-month period ending on such date (the "Leverage Ratio") after giving effect to such Restricted Payment (and any Indebtedness incurred in connection therewith), is less than the greater of (x) the then applicable Maximum Ratio of Funded Debt to Pro Forma Consolidated Cash Flow as set forth in Section 6.2 hereof, less 0.25, and (y) 3.0 to 1.0 and (iv) at the time of payment of such Restricted Payment no Default or Event of Default exists and, after giving effect to such Restricted Payment, no Default or Event of Default would exist; and provided, further, that the restrictions set forth in this Section 6.5 shall not apply to any Rights nor to any shares of Series B Participating Cumulative Preferred Stock distributed or issued pursuant to the Rights Agreement, dated as of May 27, 1997, between QDI and ChaseMellon Shareholder Services, L.L.C., as successor Rights Agent (the "Rights Agreement'). As used herein, the term "Rights" shall have the same meaning ascribed to it in the Rights Agreement.

For purposes of this Section 6.5, the amount of any Restricted Payment which is payable or distributable in Property other than cash or shares of capital stock of QDI shall be deemed to be the fair market value (as determined in good faith by the Board of Directors of QDI) of such Property as of the date of the payment of such Restricted Payment.

6.6 Sales of Assets. Neither of the Borrowers will, nor will QDI permit any of its Subsidiaries to, sell, lease, transfer or otherwise dispose of assets (including without limitation the capital stock of any Subsidiary), other than Permitted
Dispositions.

6.7 Mergers and Consolidations. Neither of the Borrowers will, nor will QDI permit any of its Subsidiaries to, consolidate with or merge into any other Person or permit any other Person to consolidate with or merge into it (except that a Subsidiary may consolidate with or merge into QDI or a Wholly-Owned Subsidiary of QDI, other than any SPE); provided that the foregoing restriction does not apply to the merger or consolidation of QDI with another corporation if:

(i) the corporation which results from such merger or consolidation (the "surviving corporation") is organized under the laws of the United States of America or a jurisdiction thereof;

(ii) the due and punctual payment of the principal of and premium, if any, and interest on the Notes, according to their tenor, and the due and punctual performance and observance of all of the covenants in the Notes and this Agreement to be performed or observed by QDI, are expressly assumed in writing by the surviving corporation; and

(iii) immediately after the consummation of the transaction and after giving effect thereto, no condition or event shall exist which constitutes a Default, an Event of Default or a Change of Control.

6.8 Preferred Stock of Subsidiaries. The Borrowers will not permit any Subsidiary of QDI to issue Preferred Stock, any security convertible into Preferred Stock or options, warrants or rights to purchase Preferred Stock of any Subsidiaries of QDI except shares held by QDI or a Wholly-Owned Subsidiary of QDI (other than any SPE) and shares of Preferred Stock held by others at the time such Subsidiary becomes a Subsidiary of QDI, provided that such shares of Preferred Stock are not issued or transferred by QDI or any Subsidiary to others in contemplation of, or in connection with, such Subsidiary becoming a Subsidiary.

6.9 Disposition of Securities of a Subsidiary. Neither of the Borrowers will, nor permit any of its Subsidiaries to, sell or otherwise dispose of any shares of the stock or other equity interests therein (or any options or warrants to purchase stock or other equity interests therein or other securities convertible or exchangeable therefore) of a Subsidiary (said stock, options, warrants and other securities herein called "Subsidiary Stock"), nor will either of the Borrowers permit any of its Subsidiaries to issue, sell or otherwise dispose of any shares of its own Subsidiary Stock, if the effect of the transaction would be to reduce the proportionate interest of such Borrower and its other Subsidiaries in the outstanding Subsidiary Stock of the Subsidiary whose shares are the subject of the transaction, provided that the foregoing restrictions shall not apply to:

(a)     the issue of directors' qualifying shares; or

(b) the sale for cash consideration to a Person in a single transaction (other than directly or indirectly to an Affiliate) of the entire investment (whether represented by stock, debt, claims or otherwise) of such Borrower and its other Subsidiaries in any Subsidiary (other than GAGHC), if all of the following conditions are met:

     (i) the sale or other disposition of the assets by such Borrower and its other Subsidiaries is permitted by Section 6.6;

     (ii) in the opinion of such Borrower's Board of Directors, the sale is for fair value and is in the best interests of the Borrowers;

     (iii) the Subsidiary being disposed of has no continuing investment in any other Subsidiary not being simultaneously disposed of or in the Borrowers; and

     (iv) immediately after the consummation of the transaction and after giving effect thereto, no condition or event shall exist which constitutes a Default or an Event of Default.

Notwithstanding the foregoing, (i) GAGHC shall at all times remain a Wholly-Owned Subsidiary of QDI and (ii) neither QDI nor any Subsidiary may dispose of any Subsidiary Stock to any SPE.

6.10 Investments. Neither of the Borrowers will, nor permit any of its Subsidiaries to, make or permit to exist any Investment other than Permitted Investments.

6.11 Transactions with Affiliates. Neither of the Borrowers will, nor will QDI permit any of its Subsidiaries to, enter into any material transaction (including, without limitation, the purchase, sale or exchange of Property, the rendering of any service, the making of any material investment in an Affiliate or the repayment of any indebtedness owed to an Affiliate) with an Affiliate (other than a Borrower or a Subsidiary Guarantor (other than Grady's Inc.)), except in the ordinary course of business and pursuant to the reasonable requirements of such Borrower's or such Subsidiary's business, upon terms which are fair and reasonable to such Borrower or such Subsidiary and which are not less favorable to such Borrower or such Subsidiary than would be obtained in a comparable transaction with a Person not an Affiliate.

6.12 Capital Expenditures. The Borrowers shall not, and shall not permit any of their Subsidiaries to, expend or contract to expend any amount for Capital Expenditures during any fiscal year if as a result thereof the Consolidated Capital Expenditures for such fiscal year shall exceed (i) the amount specified below opposite such fiscal year (the "Maximum Consolidated Capital Expenditures") plus (ii) the aggregate amount, if positive, of the Maximum Consolidated Capital Expenditures set forth below for each of the preceding fiscal years, commencing with fiscal year 2002, on a cumulative basis, less the actual aggregate amount of Consolidated Capital Expenditures made in such prior fiscal years, on a cumulative basis:

                                           Maximum Consolidated
Fiscal Year                                Capital Expenditures
---------------------------------------------------------------
2002                                             $20,000,000

Each fiscal year thereafter                      $18,000,000

6.13 Acquisitions. The Borrowers shall not, nor permit any of their respective Subsidiaries to, make any Acquisitions, other than an Acquisition relating to the operation and development of Burger King restaurants and/or Chili's Grill and Bar restaurants.

6.14 SPE. No SPE shall engage in any activity or conduct any business other than a Mortgage Transaction.

6.15 Rate Hedging Obligations. Neither of the Borrowers will, nor permit any of its Subsidiaries to, create, incur, guarantee or otherwise become liable on or in respect of any Rate Hedging Obligations, except for any such Rate Hedging Obligations entered into on commercially reasonable terms with a commercial or investment bank or other financial institution in the ordinary course of business and not for speculative purposes.

6.16 Franchise Agreements. Neither of the Borrowers will, nor permit any of its Subsidiaries to, terminate or agree to terminate any Franchise Agreement to which such Person is a party, or amend, modify or grant a waiver of any material provisions of any such Franchise Agreement, if such termination, amendment, modification or waiver results in a Material Adverse Occurrence.

ARTICLE VII.
EVENTS OF DEFAULT

7.1 Events of Default. The term "Event of Default" shall mean any of the following events:

(a) A default in the payment when due of the principal of the Notes;

(b) A default in the payment when due of any interest on the Notes or of fees under this Agreement and such default shall continue unremedied for five (5) days;

(c) A default in the due performance and observance of any of the covenants contained in Sections 5.2, 5.6, 6.1 through 6.16, inclusive;

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

(f) An involuntary case under any applicable federal or state bankruptcy laws shall be commenced against either of the Borrowers or any of QDI's Subsidiaries and the petition shall not be dismissed, stayed, bonded or discharged within sixty (60) days after the commencement of the case; the entry of a decree or order by a court having jurisdiction in the premises in respect of either of the Borrowers or any of QDI's Subsidiaries under the federal bankruptcy laws, as now or hereafter constituted, or any other applicable federal or state bankruptcy, insolvency or other similar law; or the entry of a decree or order by a court having jurisdiction in the premises appointing a receiver, liquidator, assignee, trustee, sequestrator or other similar official of either of the Borrowers or any of QDI's Subsidiaries or of any substantial part of the property of either of the Borrowers or any of QDI's Subsidiaries, or ordering the winding up or liquidation of its affairs, and the continuance of any such decree or order unstayed and in effect for a period of sixty (60) consecutive days;

(g) The commencement by either of the Borrowers or any of QDI's Subsidiaries of a voluntary case under the federal bankruptcy laws, as now or hereafter constituted, or any other applicable federal or state bankruptcy, insolvency or other similar law or the consent by it to the appointment of a receiver, liquidator, assignee, trustee, sequestrator or other similar official of either of the Borrowers or any of QDI's Subsidiaries or of any substantial part of the property of either of the Borrowers or any of QDI's Subsidiaries, or the making by it of an assignment for the benefit of creditors, or the failure by either of the Borrowers or any of QDI's Subsidiaries to pay its debts generally as they become due, or the taking of any action by either of the Borrowers or any of QDI's Subsidiaries in furtherance thereof;

(h) Any judgments, writs, warrants of attachment, executions or similar process (to the extent not covered by insurance) shall be issued or levied against either of the Borrowers or any of QDI's Subsidiaries or any of the assets of either of the Borrowers or any of QDI's Subsidiaries where the amount of such judgments, writs, warrants of attachment, executions or similar process exceeds $500,000 in the aggregate and where such judgments, writs, warrants of attachment, executions or similar process are not discharged, released, vacated, suspended, stayed, abated or fully bonded prior to any sale and in any event within thirty (30) days after its issue or levy;

(i) Any representation or warranty set forth in this Agreement or any other Loan Document shall be untrue in any material respect on the date as of which the facts set forth are stated or certified, or deemed stated or certified;

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

7.2 Action If Event of Default. If an Event of Default described in Section 7.1(f) or (g) shall occur, the full unpaid principal amount of the Notes and all other amounts due and owing hereunder shall automatically be due and payable without any declaration, notice, presentment, protest or demand of any kind (all of which are hereby waived) and the obligation of the Banks to make additional Advances or Swing Loans or to issue Letters of Credit shall automatically terminate. If any other Event of Default shall occur and be continuing, the Required Banks, upon written notice to the Borrowers, may terminate the Banks' obligation to make additional Advances, LaSalle's obligation to make Swing Loans and Chase's obligation to issue Letters of Credit and may declare the outstanding principal amount of the Notes and all other amounts due and owing hereunder to be due and payable without other notice to the Borrowers, presentment, protest or demand of any kind (all of which are hereby waived), whereupon the full unpaid amount of the Notes and any and all other amounts, which shall be so declared due and payable shall be and become immediately due and payable.

7.3 Remedies. The Administrative Agent, personally or by attorney, may in its discretion, proceed to protect and enforce its rights by pursuing any available remedy including a suit or suits in equity or at law, whether for damages or for the specific performance of any obligation, covenant or agreement contained in this Agreement or in the Notes, or in aid of the execution of any power herein or therein granted, or for the enforcement of any other appropriate legal or equitable remedy, as the Administrative Agent shall deem most effectual to collect the payments then due and thereafter to become due on the Notes or under this Agreement, to enforce performance and observance of any obligation, agreement or covenant of the Borrowers hereunder or under the Notes or to protect and enforce any of the Administrative Agent's or any Bank's rights or duties hereunder.

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

ARTICLE VIII.
THE AGENT

8.1 Appointment and Authorization. Each Bank hereby irrevocably appoints Chase as the administrative agent of such Bank and authorizes the Administrative Agent to act on such Bank's behalf to the extent provided herein or under any of the other Loan Documents or in connection therewith, and to take such other action and exercise such other powers as may be reasonably incidental thereto. Notwithstanding the use of the term "agent," it is expressly understood and agreed that the Administrative Agent shall not have any fiduciary responsibilities to any Bank by reason of this Agreement and that the Administrative Agent is merely acting as the representative of the Banks with only those duties as are expressly set forth in this Agreement and the other Loan Documents. In its capacity as the Banks' contractual representative, the Administrative Agent (i) does not hereby assume any fiduciary duties to any of the Banks and (ii) is acting as an independent contractor, the rights and duties of which are limited to those expressly set forth in this Agreement and the other Loan Documents. Each of the Banks hereby agrees to assert no claim against the Administrative Agent on any agency theory or any other theory of liability for breach of fiduciary duty, all of which claims each Bank hereby waives.

8.2 Power. The Administrative Agent shall have and may exercise such powers under this Agreement and any other Loan Documents as are specifically delegated to the Administrative Agent by the terms hereof or thereof, together with such powers as are reasonably incidental thereto. As to any matters not expressly provided for by the Loan Documents (including, without limitation, enforcement or collection of the Notes), the Administrative Agent shall not be required to exercise any discretion or take any action, but shall be required to act or to refrain from acting (and shall be fully protected in so acting or refraining from acting) upon the instructions of the Required Banks, and such instructions shall be binding upon all Banks and all holders of the Notes; provided, however, that the Administrative Agent shall not be required to take any action which exposes the Administrative Agent to personal liability or which is contrary to any Loan Document or applicable law. The Administrative Agent shall not have any implied duties or any obligation to take any action under this Agreement or any other Loan Document except such action as is specifically provided by this Agreement or any other Loan Document to be taken by the Administrative Agent. The Administrative Agent shall act as an independent contractor in performing its obligations as Administrative Agent hereunder and nothing contained herein shall be deemed to create a fiduciary relationship among or between the Administrative Agent and the Borrowers or among or between the Administrative Agent and any Bank.

8.3 Employment of Counsel; etc. The Administrative Agent may execute any of its duties under this Agreement or any other Loan Document, and any instrument, agreement or document executed, issued or delivered pursuant hereto or in connection herewith, by or through employees, agents and attorneys-in-fact and shall not be answerable for the default or misconduct of any such employee, agent or attorney-in-fact selected by it with reasonable care. The Administrative Agent shall be entitled to rely on advice of counsel (including counsel who are the employees of the Administrative Agent) selected by the Administrative Agent concerning all matters pertaining to the agency hereby created and its duties under any of the Loan Documents.

8.4 Reliance. The Administrative Agent shall be entitled to rely upon and shall not be under a duty to examine or pass upon the validity, effectiveness, genuineness of any notice, consent, waiver, amendment, certificate, affidavit, letter, telegram, statement, paper, document or writing believed by it to be genuine and to have been signed or sent by the proper Person or Persons, and the Administrative Agent shall be entitled to assume that the same are valid, effective and genuine and what they purport to be.

8.5 General Immunity. Neither the Administrative Agent nor any of the Administrative Agent's directors, officers, agents, attorneys or employees shall be liable to any Bank for any action taken or omitted to be taken by it or them under the Loan Documents or in connection therewith except that the Administrative Agent shall be obligated on the terms set forth herein for performance of its express obligations hereunder and except that no Person shall be relieved of any liability imposed by law for willful misconduct or gross negligence. Without limitation on the generality of the foregoing, the Administrative
Agent: (a) shall not be responsible to any Bank for any recitals, statements, warranties or representations under the Loan Documents or any agreement or document relative thereto or for the financial condition of the Borrowers; (b) shall not be responsible for the authenticity, accuracy, completeness, value, validity, effectiveness, due execution, legality, genuineness, enforceability or sufficiency of any of the Loan Documents;
(c) shall not be responsible for the validity, genuineness, creation, perfection or priority of any of the liens created or reaffirmed by any of the Loan Documents, or the validity, genuineness, enforceability, existence, value or sufficiency of any collateral or other security; (d) shall not be bound to ascertain or inquire as to the performance or observance of any of the terms, covenants or conditions of any of the Loan Documents on the part of the Borrowers or of any of the terms of any such agreement by any party thereto and shall have no duty to inspect the property (including the books and records) of the Borrowers; (e) shall incur no liability under or in respect of any of the Loan Documents or any other document or Collateral by acting upon any notice, consent, certificate or other instrument or writing (which may be by telegram, cable or telex) believed by the Administrative Agent to be genuine and signed or sent by the proper party; and (f) may consult with legal counsel (including counsel for the Borrowers), independent public accountants and other experts selected by the Administrative Agent and shall not be liable for any action taken or omitted to be taken in good faith in accordance with the advice of such counsel, accountants or experts.

8.6 Credit Analysis. Each Bank has made, and shall continue to make, its own independent investigation or evaluation of the operations, business, property and condition, financial and otherwise, of the Borrowers in connection with the making of its commitments hereunder and has made, and will continue to make, its own independent appraisal of the creditworthiness of the Borrowers. Without limiting the generality of the foregoing, each Bank acknowledges that prior to the execution of this Agreement, it had this Agreement and all other Loan Documents and such other documents or matters as it deemed appropriate relating thereto reviewed by its own legal counsel as it deemed appropriate, and it is satisfied with the form of this Agreement and all other Loan Documents. Each Bank agrees and acknowledges that neither the Administrative Agent nor any of its directors, officers, attorneys or employees makes any representation or warranties about the creditworthiness of the Borrowers or with respect to the due execution, legality, validity, genuineness, effectiveness, sufficiency or enforceability of this Agreement or any other Loan Documents, or the validity, genuineness, execution, perfection or priority of Liens created or reaffirmed by any of the Loan Documents, or the validity, genuineness, enforceability, existence, value or sufficiency of any collateral or other security. Each of the Banks shall use its best efforts to provide the other Banks with any credit or other material information which comes into the possession of such Bank on or before a Default or Event of Default or at any time thereafter with respect to the operations, business, property, condition or creditworthiness of the Borrowers but no Bank shall have any liability to any other Bank for its inadvertent failure to do so. Each Bank, upon the request of another Bank, shall deliver to such other bank any financial statement, report, certificate or other document required to be delivered to the Banks pursuant to
Section 5.1 which the requesting Bank did not receive. Except as explicitly provided herein, neither the Administrative Agent nor any Bank has any duty or responsibility, either initially or on a continuing basis, to provide any other Bank with any credit or other information with respect to such operations, business, property, condition or creditworthiness, whether such information comes into its possession on or before a Default or an Event of Default or at any time thereafter.

8.7 Agent and Affiliates. With respect to the Loans made by it and the Notes issued to it, each Agent, in its individual capacity, shall have the same rights and powers under the Loan Documents as any other Bank and may exercise the same as though it were not an Agent; and the term "Bank" or "Banks" shall, unless otherwise expressly indicated, include each Agent in its individual capacity. Each Agent, in its individual capacity, and its Affiliates may accept deposits from, lend money to, act as trustee under indentures of, and generally engage in any kind of business with, the Borrowers, or either of them, or any of QDI's Subsidiaries, and any person or entity who may do business with or own securities of the Borrowers, or either of them, all as if it were not an Agent and without any duty to account therefore to the Banks.

8.8 Indemnification. The Banks jointly and severally agree to indemnify and hold harmless the Administrative Agent and its officers, directors, employees and agents (to the extent not reimbursed by the Borrowers), ratably according to their respective Commitments, from and against any and all claims, liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by, or asserted against the Administrative Agent or any of its officers, directors, employees or agents, in any way relating to or arising out of any investigation, litigation or proceeding concerning or relating to the transaction contemplated by this Agreement or any of the other Loan Documents, or any of them, or any action taken or omitted by the Administrative Agent or any of its officers, directors, employees or agents, under any of the Loan Documents; provided, however, that no Bank shall be liable for any portion of such claims, liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from the gross negligence or willful misconduct of the Administrative Agent or any of its officers, directors, employees or agents. Without limitation of the foregoing, each Bank agrees to reimburse the Administrative Agent promptly upon demand for such Bank's proportionate share of any out-of-pocket expenses (including counsel fees) incurred by Administrative Agent or its officers, directors, employees or agents in connection with the preparation, execution, administration, or enforcement of, or legal advice in respect of rights or responsibilities under any of, the Loan Documents, to the extent that the Administrative Agent is not reimbursed for such expenses by the Borrowers.

8.9 Successor Administrative Agent. The Administrative Agent may resign at any time as Administrative Agent under the Loan Documents by giving thirty (30) days' prior written notice thereof to the Banks and the Borrowers. Upon any such resignation, the Required Banks shall have the right to appoint a successor Administrative Agent hereunder; provided that prior to the occurrence of a Default the Borrowers shall consent (which consent shall not be unreasonably withheld) thereto. If no successor Administrative Agent shall have been so appointed by the Required Banks, and shall have accepted such appointment, within 30 days after the retiring Administrative Agent's giving of notice of resignation, then the retiring Administrative Agent may, on behalf of the Banks, appoint a successor Administrative Agent, which shall be a commercial bank organized under the laws of the United States or of any state thereof and having a combined capital and surplus of at least $200,000,000. Upon the acceptance of any appointment as Administrative Agent under the Loan Documents by a successor Administrative Agent, such successor Administrative Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Administrative Agent, and the retiring Administrative Agent shall be discharged from its duties and obligations under the Loan Documents. After any retiring Administrative Agent's resignation or removal as Administrative Agent under the Loan Documents, the provisions of this
Article VIII shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Administrative Agent under the Loan Documents.

8.10 Agents' Fees. The Borrowers agree to pay to Chase, for its own account, the fees agreed to by QDI and Chase pursuant to the Fee Letter, or as otherwise agreed from time to time.

8.11 Collateral Matters. The Administrative Agent is authorized on behalf of all the Banks, without the necessity of any notice to or further consent from the Banks, from time to time to take any action with respect to the Security Documents or any collateral thereunder which may be necessary to perfect and maintain perfected the security interest in and Liens upon the collateral granted pursuant to the Security Documents. The Banks irrevocably authorize the Administrative Agent, at its option and in its discretion, to release any Lien granted to or held by the Administrative Agent upon any collateral (i) upon termination of the Commitments and payment in full of all Loans and all other obligations of the Borrowers known to the Administrative Agent and payable under this Agreement or any other Loan Document;
(ii) constituting property sold or to be sold or disposed of as part of or in connection with any disposition permitted hereunder; (iii) consisting of an instrument evidencing Indebtedness or other debt instrument, if the Indebtedness evidenced thereby has been paid in full; or (iv) if approved, authorized or ratified in writing by all the Banks. Upon request by the Administrative Agent at any time the Banks will confirm in writing the Administrative Agent's authority to release particular types or items of collateral pursuant to this Section 8.11, provided that the absence of any such confirmation for whatever reason shall not affect the Administrative Agent's rights under this Section 8.11.

8.12 Syndication Agent and Arranger. Notwithstanding anything contained herein which may be construed to the contrary, neither the Syndication Agent nor the Arranger shall exercise any of the rights or have any of the responsibilities of the Administrative Agent hereunder, or any other rights or responsibilities other than respective rights and responsibilities as Banks, if applicable, hereunder.

ARTICLE IX.
AMENDMENT AND RESTATEMENT

9.1 Amendment and Restatement of Existing Credit Agreement. The Borrowers, the Banks, and the Agents agree that, upon the execution and delivery by each of the parties hereto of this Agreement and satisfaction of the conditions set forth in Article III, the terms and provisions of the Existing Credit Agreement shall be and hereby are amended, superseded and restated in their entirety by the terms and provision of this Agreement. It is the intention of the parties to this Agreement that this Agreement not constitute a novation of the obligations under the Existing Credit Agreement and shall not operate as a novation, waiver of any right, power or remedy of the Administrative Agent or any Bank nor constitute an amendment or a waiver of any provision of the Loan Documents, except as expressly set forth herein and shall be limited to the particular instance expressly set forth herein. All Loans made and Obligations incurred under the Existing Credit Agreement which are outstanding on the Effective Date shall continue as Loans and Obligations under (and shall be governed by the terms of) this Agreement. From and after the Effective Date, the Existing Credit Agreement shall be amended and restated hereby and all references herein to "hereunder," "hereof," or words of like import and all references in any other Loan Document to the "Credit Agreement" or words of like import shall mean and be a reference to the Existing Credit Agreement as amended and restated hereby.

9.2 Master Assignment of Revolving Credit Loans. Prior to the Effective Date, the "Commitment" (as defined in the Existing Credit Agreement) of each of the Existing Banks under the Existing Credit Agreement are equal to the amounts set forth opposite the Bank's name in Part A to Schedule I. As of the Effective Date, each of the Banks' Revolving Credit Commitments shall equal the amounts set forth opposite such Bank's name in Part B of Schedule I and each such Banks' outstanding Obligations and rights and duties hereunder in respect thereof shall be allocated ratably according to its Revolving Credit Percentage. To effect such reallocation, the parties hereto agree as follows:

(a) Assignment and Assumption. Each of the Banks whose Revolving Credit Percentage on the Effective Date is less than its "Percentage" (as defined in the Existing Credit Agreement) prior to the Effective Date (the "Assignors") hereby sell and assign to the other Banks (the "Assignees"), and each of the Assignees hereby purchases and assumes from the Assignors, as of the Effective Date an interest in and to the Assignors' Revolving Credit Commitments, outstanding Revolving Credit Loans, rights and obligations with respect to Letters of Credit, and other obligations in respect thereof and Assignors' rights and obligations under this Agreement in respect thereof, such that after giving effect to such assignment, the Revolving Credit Commitment of each of the Assignees and each of the Assignors shall equal the amounts set forth in Part B of Schedule I opposite such Bank's name. As of the Effective Date, each of the Assignees shall have the rights and obligations of a Bank under the Loan Documents with respect to the rights and obligations assigned to the Assignees hereunder by the Assignors and each of the Assignors shall relinquish its rights and be released from its Obligations under this Agreement with respect to the rights and obligations assigned to the Assignees hereunder and shall retain its rights against the Borrowers under Sections 10.4 and
10.5. From and after the Effective Date, any Existing Bank which shall not have a Commitment as of the Effective Date shall no longer constitute a "Bank" for purposes of this Agreement, but shall retain its rights as an Assignor against the Assignees pursuant to paragraphs (b) and (e) hereof. The Administrative Agent hereby waives the processing fee for the assignments pursuant to this Section 9.2 provided for in Section 10.10(b) of this Agreement.

(b) Payment Obligations. On and after the Effective Date, each of the Assignees shall be entitled to receive from the Administrative Agent all payments of principal, interest and fees with respect to the interest assigned hereby. Each of the Assignees shall advance funds directly to the Administrative Agent with respect to all Advances and reimbursement payments made on or after the Effective Date with respect to the interest assigned hereby. In consideration for the sale and assignment of Loans hereunder, the Assignees shall pay on the Effective Date to the Administrative Agent for the ratable account of the Assignors an amount for each Assignee equal to the principal amount of the portion of all Loans assigned to such Assignee hereunder. Each of the Assignees will also promptly remit to the Administrative Agent for the ratable benefit of the Assignors any amounts of interest on Loans and fees received from the Administrative Agent which relate to the portion of the Loans assigned to the Assignees hereunder for periods prior to the Effective Date and not previously paid by the Assignees to the Assignors. In the event that any party hereto receives any payment to which any other party hereto is entitled, then the party receiving such amount shall promptly remit it to the Administrative Agent on behalf of the other party hereto. The Administrative Agent shall promptly remit to each Assignor all amounts received on behalf of such Assignor. In no event will the Effective Date occur if the payments required to be made by each of the Assignees to the Administrative Agent for the account of the Assignors under this paragraph (b) are not made on the proposed Effective Date.

(c) Representations of the Assignors; Limitation of the Assignors' Liability. Each of the Assignors (only as to itself) represents and warrants that with respect to its interest assigned hereby, it is the legal and beneficial owner of the interest being assigned by it hereunder and that such interest is free and clear of any adverse claim created by the respective Assignor. It is understood and agreed that the assignment and assumption hereunder are made without recourse to the Assignors and that the Assignors make no other representation or warranty of any kind to the Assignees. Neither the Assignors nor any of their respective, officers, directors, employees, agents or attorneys shall be responsible for (i) the due execution, legality, validity, enforceability, genuineness, sufficiency or collectability of any Loan Documents, (ii) any representation, warranty or statement made in or in connection with any of the Loan Documents, (iii) the financial condition or creditworthiness of the Borrowers or any guarantor, (iv) the performance of or compliance with any of the terms or provisions of any of the Loan Documents, (v) inspecting any of the property, books or records of the Borrowers, or (vi) any mistake, error of judgment, or action taken or omitted to be taken in connection with the Loans, Letters of Credit or the Loan Documents.

(d) Representations of the Assignees. Each of the Assignees (only as to itself) (i) confirms that as of the Effective Date, it is a Bank under this Agreement and has received a copy of the Agreement and the other Loan Documents, together with copies of the financial statements requested by such Assignee and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into the Agreement; (ii) agrees that it will, independently and without reliance upon Chase or the Assignors or any other Bank and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Loan Documents; and (iii) confirms that none of the funds, monies, assets or other consideration being used to make the purchase and assumption hereunder are "plan assets" as defined under ERISA and that its rights, benefits and interests in and under the Loan Documents will not be "plan assets" under ERISA.

(e) Indemnity. Each of the Assignees severally agrees to indemnify and hold harmless each of the Assignors against any and all losses, cost and expenses (including, without limitation, reasonable attorneys' fees) and liabilities incurred by it in connection with or arising in any manner from such Assignee's non-performance of the obligations assumed under this Section 9.2.

(f) Subsequent Assignments. After the Effective Date, each of the Banks shall have the rights pursuant to Section 10.10 of this Agreement to assign the rights which are assigned to such Assignee hereunder to any entity or person, provided that, unless the prior written consent of the Assignors is obtained, the Assignee is not thereby released from its obligations to the Assignors hereunder, if any remain unsatisfied, including, without limitation, its obligations under paragraphs (b) and (e) hereof.

9.3 Replacement of Revolving Credit Notes. The Borrowers shall execute and deliver replacement Revolving Credit Notes to each of the Banks. Each of the Revolving Credit Notes amends and restates and is issued in substitution for each of the Existing Notes. On the Effective Date: (a) each of the Existing Banks shall return its Existing Note to the Borrowers; (b) each of the Banks shall receive a new Revolving Credit Note in the principal amount of such Bank's Revolving Credit Commitment; and (c) all Revolving Credit Loans made pursuant to the Existing Credit Agreement outstanding on such date shall be deemed to be Revolving Credit Loans hereunder by the Banks, ratably in accordance with their respective Revolving Credit Commitments, shall be evidenced by the Revolving Credit Notes, and shall be entitled to all of the benefits and bear all of the obligations of this Agreement.

9.4 Replacement of Swing Line Note. The Borrowers shall execute and deliver a replacement Swing Line Note to LaSalle, which amends and restates and is issued in substitution for the Existing Note. On the Effective Date: (a) LaSalle shall return its Existing Note to the Borrowers; (b) LaSalle shall receive a new Swing Line Note in the principal amount of the Swing Line Commitment; and (c) all Swing Line Loans made pursuant to the Existing Credit Agreement outstanding on such date shall be deemed to be Swing Loans hereunder, shall be evidenced by the Swing Line Note, and shall be entitled to all of the benefits and bear all of the obligations of this Agreement.

9.5 Security Documents. Each of the Borrowers hereby acknowledges and agrees that the Obligations, including the Notes, all Advances and Swing Loans now outstanding or hereafter made hereunder and all amounts now or hereafter owing to the Administrative Agent and the Banks under or pursuant to this Agreement or any other Loan Document and all Rate Hedging Obligations owing by the Borrowers and/or their Subsidiaries to the Banks or any Bank, shall be secured under and pursuant to the Note Pledge Agreement, the Pledge Agreement, the Security Agreement and each and every other Security Document and that all references therein to the "Credit Agreement" shall be deemed a reference to this Agreement and all capitalized terms not otherwise defined therein shall have the meanings ascribed thereto in this Agreement.

9.6 Release of Excluded Assets. The Banks irrevocably authorize and direct the Administrative Agent to release any Lien granted to or held by the Administrative Agent under any Security Document upon any Excluded Assets, whether by amendment to such Security Documents or otherwise. For purposes hereof, "Excluded Assets" shall mean all right, title and interest of any Pledgor in any contract or any General Intangible (as defined in the Security Agreement), or any copyright license or trademark license arising under any contract to the extent that such contract prohibits the grant of a security interest in such contract without the consent of any other party thereto or would give any other party to such contract the right to terminate its obligations thereunder (it being understood that the foregoing shall not be deemed to obligate such Pledgor to obtain such consents).

ARTICLE X.
MISCELLANEOUS

10.1 Waivers, Amendments; etc. The provisions of this Agreement, including the closing conditions set forth herein, may from time to time be amended, modified or waived, if such amendment, modification or waiver is in writing and consented to by the Borrowers and the Required Banks; provided, that no amendment, waiver or consent shall, unless in writing and signed by all the Banks, do any of the following: (a) waive any of the conditions specified in Article III, (b) increase the Commitments of the Banks or subject the Banks to any additional obligations,
(c) reduce the principal of, or interest on, the Notes or any fees or other amounts payable hereunder, (d) postpone any date fixed for any payment of principal of, or interest on, the Notes or any fees or other amounts payable hereunder, (e) change the percentage of the Commitments or of the aggregate unpaid principal amount of the Notes, or the number of Banks, which shall be required for the Banks or any of them to take any action hereunder, or (f) amend this Section 10.1 or (g) except as specifically permitted hereby or thereby, release or impair the security interest in any of the collateral granted to the Administrative Agent, for the benefit of the Banks, under the Security Documents or discharge any Subsidiary Guarantor; provided, further, that no amendment, waiver or consent shall, unless in writing and signed by the Administrative Agent in addition to the Banks required above to take such action, affect the rights or duties of the Administrative Agent under this Agreement or any Note.

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

10.2 Payment Dates. Whenever any payment to be made hereunder by or to the Banks or to the holder of any Note shall otherwise be due on a day which is not a Business Day, such payment shall be made on the next succeeding Business Day, and such extension of time shall be included in computing the fees or interest payable on such next succeeding Business Day.

10.3 Notices. All communications and notices provided under this Agreement shall be in writing by mail, telecopy or personal delivery and if to the Borrowers addressed or delivered to QDI at its address shown on the signature page hereof or if to the Administrative Agent or the Banks delivered to it at the address shown on the signature page hereof, or to any party at such other address as may be designated by such party in a notice to the other parties. Any notice, if mailed properly addressed, shall be deemed given upon the third Business Day after the placing thereof in the United States mail, postage prepaid; any notice shall be deemed given when transmitted by telecopier or when personally delivered.

10.4 Costs and Expenses. The Borrowers agree to pay, or reimburse, the Administrative Agent for all reasonable expenses for the preparation of this Agreement, including exhibits, and the Loan Documents and any amendments hereto or thereto or consents or waivers hereunder or thereunder as may from time to time hereafter be required thereby or by the transactions contemplated hereby, including, but not limited to, the fees and out-of-pocket expenses of the Administrative Agent, charges and disbursements of special counsel to the Administrative Agent from time to time incurred in connection with the preparation and execution of this Agreement and any document relevant to this Agreement, including the Loan Documents, any amendments hereto or thereto, or consents or waivers hereunder or thereunder, and the consideration of legal questions relevant hereto and thereto.
The Borrowers agree to pay, or reimburse, the Administrative Agent and each Bank upon demand for all reasonable costs and expenses (including attorneys', auditors' and accountants' fees and expenses) arising out of the transactions contemplated by this Agreement and the Loan Documents, in connection with any work-out or restructuring of the transactions contemplated hereby and by the Loan Documents and any collection or enforcement of the obligations of the Borrowers hereunder or thereunder, whether or not suit is commenced, including, without limitation, reasonable attorneys' fees and legal expenses in connection with any appeal of a lower court's order or judgment. The obligations of the Borrowers under this Section 10.4 shall survive any termination of this Agreement.

10.5 Indemnification. In consideration of the execution and delivery of this Agreement by the Administrative Agent and the Banks, the Borrowers agree to indemnify, exonerate and hold the Administrative Agent, each Bank and their respective officers, directors, employees and agents (the "Indemnified Parties") free and harmless from and against any and all actions, causes of action, suits, losses, claims, damages, penalties, judgments, liabilities and damages, and expenses in connection therewith, including, without limitation, reasonable attorneys' fees and disbursements and all expenses of litigation or preparation therefore whether or not the Administrative Agent or such Bank is a party thereto (the "Indemnified Liabilities"), incurred by the Indemnified Parties or any of them as a result of, or arising out of, or relating to:

(a) any transaction financed or to be financed in whole or in part directly or indirectly with proceeds of any Advance or Swing
Loan, or

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

10.6 Severability. Any provision of this Agreement or the Notes executed pursuant hereto which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions of this Agreement or the Notes or affecting the validity or enforceability of such provision in any other jurisdiction.

10.7 Cross-References. References in this Agreement to any Section or Article are, unless otherwise specified, to such Section or Article of this Agreement.

10.8 Headings. The various headings of this Agreement are inserted for convenience only and shall not affect the meaning or interpretation of this Agreement or any provisions hereof.

10.9 Governing Law. This Agreement and the Notes shall each be deemed to be a contract made under and governed by the internal laws (and not the law of conflicts) of the State of Indiana.

10.10    Successors and Assigns.  (a)    This Agreement shall be
binding upon and shall inure to the benefit of the parties hereto and their respective successors and assigns except that: (i) neither of the Borrowers may assign or transfer its rights hereunder without the prior written consent of each of the Banks; and (ii) any assignment by a Bank must be made in compliance with subsection (b) below. Notwithstanding clause (ii) of this subsection (a), any Bank may at any time, without the consent of Borrowers or the Administrative Agent, assign all or any portion of its rights under this Agreement and its Notes to a Federal Reserve Bank; provided, however, that no such assignment shall release the transferor Bank from its obligations hereunder. Except to the extent otherwise required by its context, the word "Bank" where used in this Agreement shall mean and include any such assignee and such assignee shall be bound by and have the benefits of this Agreement the same as if such holder had been a signatory hereto.

(b) Any Bank may, in the ordinary course of its business and in accordance with applicable law, at any time assign to one or more banks or other entities ("Purchasers") all or a portion of its Revolving Credit Commitments, all Advances owing to it, all of its participation interests in existing Letters of Credit and its obligation to participate in additional Letters of Credit hereunder and its rights and obligations under this Agreement in respect thereof in accordance with the provisions of this subsection (b). Each assignment shall be of a constant, and not a varying, ratable percentage of the assigning Bank's rights and obligations under this Agreement. Such assignment shall be substantially in the form of Exhibit E hereto and shall not be permitted hereunder unless (i) such assignment is for all of such Bank's Revolving Credit Commitment and the rights and obligations under this Agreement related thereto or (ii) the amount of the Revolving Credit Commitment assigned by the assigning Bank pursuant to each assignment shall be at least $10,000,000 and the amount of the Revolving Credit Commitment retained by the assigning Bank shall be at least $10,000,000. The consent of the Administrative Agent (which consent shall not be unreasonably withheld or delayed) shall be required prior to an assignment becoming effective with respect to a transferee which is not a Bank or an Affiliate thereof if at the time of such assignment no Event of Default shall have occurred and is continuing. In addition, the consent of the Borrowers shall be required (which consent shall not be unreasonably withheld or delayed) prior to an assignment becoming effective if such assignment is at a time when no Default or Event of Default has occurred and is continuing. Upon (i) delivery to the Administrative Agent of an executed Assignment Agreement, together with any required consents and (ii) payment of a $2,000 fee to the Administrative Agent for processing such assignment, such assignment shall become effective on the effective date specified in such Assignment Agreement. On and after the effective date of such assignment, such transferee, if not already a Bank, shall for all purposes be a Bank party to this Agreement and any other Loan Documents executed by the Banks and shall have all the rights and obligations of a Bank under the Loan Documents, to the same extent as if it were an original party hereto, and no further consent or action by the Borrowers, the Banks or the Administrative Agent shall be required to release the transferor Bank with respect to the percentage of the Revolving Credit Commitment, Advances and Letter of Credit participations assigned to such transferee Bank. Upon the consummation of any assignment pursuant to this Section 10.10, the Administrative Agent and the Borrowers shall make appropriate arrangements so that replacement Revolving Credit Notes are issued to such transferor Bank and new Revolving Credit Notes or, as appropriate, replacement Revolving Credit Notes, are issued to such transferee Bank, in each case in principal amounts reflecting their Revolving Credit Commitment, as adjusted pursuant to such assignment.

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

10.11 Execution in Counterparts. This Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

10.12 Joint and Several Liability. The obligations of the Borrowers to make payment of the Obligations hereunder and under the Notes are joint and several. The Administrative Agent may proceed directly against either or both of the Borrowers to obtain performance of and to collect and recover the full amount, or any portion, of the Obligations, without first proceeding against the other Borrower or any other Person, or against any security or collateral for the Obligations.

10.13 Financial Information. Each Borrower assumes responsibility for keeping itself informed of the financial condition of the other Borrower and any and all endorsers and/or other guarantors of all or any part of the Obligations, and of all other circumstances bearing upon the risk of nonpayment of the Obligations, or any part thereof, that diligent inquiry would reveal, and such Borrower agrees that the Administrative Agent and the Banks shall have no duty to advise such Borrower of information known to them regarding such condition or any such circumstances.

10.14 Consent to Jurisdiction. EACH OF THE BORROWERS HEREBY IRREVOCABLY SUBMITS TO THE JURISDICTION OF ANY INDIANA STATE OR FEDERAL COURT SITTING IN SOUTH BEND, INDIANA, OVER ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE NOTES OR ANY OTHER LOAN DOCUMENT AND EACH OF THE BORROWERS HEREBY IRREVOCABLY AGREES THAT ALL CLAIMS IN RESPECT OF SUCH ACTION OR PROCEEDING MAY BE HEARD AND DETERMINED IN SUCH ILLINOIS STATE OR FEDERAL COURT. EACH OF THE BORROWERS HEREBY IRREVOCABLY WAIVES, TO THE FULLEST EXTENT IT MAY EFFECTIVELY DO SO, THE DEFENSE OF AN INCONVENIENT FORUM TO THE MAINTENANCE OF SUCH ACTION OR PROCEEDING. EACH OF THE BORROWERS IRREVOCABLY CONSENTS TO THE SERVICE OF COPIES OF THE SUMMONS AND COMPLAINT AND ANY OTHER PROCESS WHICH MAY BE SERVED IN ANY SUCH ACTION OR PROCEEDING BY THE MAILING BY UNITED STATES CERTIFIED MAIL, RETURN RECEIPT REQUESTED, OF COPIES OF SUCH PROCESS TO THE BORROWER'S ADDRESS SPECIFIED IN SECTION 10.3. EACH OF THE BORROWERS AGREES THAT A JUDGMENT, FINAL BY APPEAL OR EXPIRATION OF TIME TO APPEAL WITHOUT AN APPEAL BEING TAKEN, IN ANY SUCH ACTION OR PROCEEDING SHALL BE CONCLUSIVE AND MAY BE ENFORCED IN OTHER JURISDICTIONS BY SUIT ON THE JUDGMENT OR IN ANY OTHER MANNER PROVIDED BY LAW. NOTHING IN THIS SECTION 10.14 SHALL AFFECT THE RIGHT OF THE ADMINISTRATIVE AGENT OR ANY BANK TO SERVE LEGAL PROCESS IN ANY OTHER MANNER PERMITTED BY LAW OR AFFECT THE RIGHT OF THE ADMINISTRATIVE AGENT OR ANY BANK TO BRING ANY ACTION OR PROCEEDING AGAINST THE BORROWERS OR EITHER OF THEM, OR THEIR RESPECTIVE PROPERTY IN THE COURTS OF ANY OTHER JURISDICTION.

10.15 Waiver of Jury Trial. EACH OF THE BORROWERS, THE AGENT AND THE BANKS HEREBY IRREVOCABLY WAIVE ALL RIGHT TO TRIAL BY JURY IN ANY ACTION, PROCEEDING OR COUNTERCLAIM ARISING OUT OF OR RELATING TO THIS AGREEMENT OR ANY NOTE, OR ANY OTHER INSTRUMENT OR DOCUMENT DELIVERED HEREUNDER OR THEREUNDER.

[Signature pages follow]

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
             Attention:  John C. Firth
             Executive Vice President,
             General Counsel and Secretary

By:  _________________________________
           John C. Firth
           Executive Vice President, General
           Counsel and Secretary


GAGHC, INC.

By:  _________________________________
           John C. Firth
           Vice President


JP MORGAN CHASE BANK (formerly
Chase Bank of Texas National Association),
in its individual capacity and as
Administrative Agent
Address:      712 Main Street
              Houston, TX  77002
              Attention:  Michael Costello

By:  _________________________________
          Name:  _________________________
          Title: _________________________


BANK OF AMERICA NATIONAL
ASSOCIATION (formerly, NationsBank,
N.A.)
Address:     600 Peachtree Street, NE, 19th
             Floor
             Atlanta, GA   30308
             Attention: Daniel Holland

By:  _________________________________
          Name:  _________________________
          Title: _________________________


LASALLE BANK N.A.
Address:     120 S. LaSalle Street
             Chicago, IL 60603
             Attention:   David Knapp

By:  _________________________________
          Name:  _________________________
          Title: _________________________


NATIONAL CITY BANK OF INDIANA
Address:      101 N. Main Street
              Elkhart, IN  46516
              Attention:  Gary Graham

By:  _________________________________
          Name:  _________________________
          Title: _________________________


THE NORTHERN TRUST COMPANY
Address:      50 S. LaSalle Street, B-2
              Chicago, IL  60675
              Attention:  Art Fogel

 By:  _________________________________
          Name:  _________________________
          Title: _________________________


Executed solely for the purpose of
acknowledging and agreeing to the assignment of the Revolving Credit Commitments and Revolving Credit Loans under the Existing
Credit Agreement pursuant to Section 9.2 hereof:

BANK ONE, INDIANA, N.A. (formerly
known as NBD Bank, N.A.)
Address:      BankOne Plaza, 17th Floor
              Chicago, IL  60670
              Attention:  Henry Howe

By:  _________________________________
          Name:  _________________________
          Title: _________________________


SUNTRUST BANK (formerly known as
SunTrust Bank, Central Florida, N.A.)
Address:      c/o SunTrust Banks, Inc.
              303 Peachtree Street NE
              MC 1922
              Atlanta, GA  30308
              Attention:  Vipul H. Patel

By:  _________________________________
        Name:  _________________________
        Title: _________________________


SCHEDULE I

PART A
COMMITMENTS UNDER EXISTING CREDIT AGREEMENT

Bank                                Commitment        Percentage
----------------------------------------------------------------
JP Morgan Chase Bank                $15,200,000.00    20.00%
(as successor to Chase Bank of
Texas National Association)

Bank One, Indiana, NA               $14,250,000.00    18.75%
(formerly known as NBDBank, N.A.)

Bank of America, National           $14,250,000.00    18.75%
Association
(formerly NationsBank, N.A.)

LaSalle Bank N.A.                   $12,669,200.00    16.67%

SunTrust Bank                       $10,130,800.00    13.33%
(formerly known as SunTrust Bank,
Central Florida, N.A.)

The Northern Trust Company          $ 9,500,000.00    12.50%

PART B
COMMITMENTS AS OF EFFECTIVE DATE

                Revolving    Swing        Revolving
                Credit       Line         Credit
Bank            Commitment   Commitment   Percentage
                                                      Percentage
----------------------------------------------------------------
JP Morgan      $15,000,000    __          26.31579%    25.00000%
Chase Bank

Bank of        $15,000,000    __          26.31579%    25.00000%
America,
National
Association

National       $10,000,000    __          17.54386%    16.66667%
City Bank

The Northern   $10,000,000    __          17.54386%    16.66667%
Trust Company

LaSalle Bank   $ 7,000,000  $3,000,000    12.28070%    16.66667%
N.A.

Bank One,         -0-         __             -0-         -0-
Indiana, NA

Sun Trust Bank    -0-         __             -0-         -0-

     TOTAL     $57,000,000  $3,000,000


ANNEX I

LIST OF JURISDICTIONS IN WHICH THE BORROWER IS QUALIFIED TO DO
BUSINESS


See attached

ANNEX II

LIST OF SUBSIDIARIES; JURISDICTION OF INCORPORATION AND STOCK
OWNERSHIP


See attached

ANNEX III

INDEBTEDNESS; LIENS


See attached

ANNEX IV

INVESTMENTS


See attached

ANNEX V

DESCRIPTION OF REAL PROPERTY


See attached

Exhibit 4-P

INTERCREDITOR AGREEMENT

TABLE OF CONTENTS


1.   REPRESENTATIONS,  WARRANTIES  AND   COVENANTS   OF   THE
     FRANCHISEE AND GUARANTORS

2.   REPRESENTATIONS, WARRANTIES AND COVENANTS OF BKC

3.   REPRESENTATIONS, WARRANTIES AND COVENANTS OF LENDER

4.   DEFAULT UNDER THE LOAN AGREEMENTS

     4.1     Notice to BKC of Default
     4.2     Notice to BKC of Intent to Foreclose

5.     REMEDIES UNDER LOAN DOCUMENTS

     5.1       Limits   on   Security  Interest  and   Collateral
               Assignment
          (a)     Security Interest
          (b)     Collateral Assignment
     5.2     Review Meeting
     5.3     Pre-Conditions to Exercise of Remedies
          (a)     Control and Dominion
          (b)     Right of First Refusal; Right of Approval
          (c)     Payment of Amounts Past Due to BKC
          (d)     Payment of Other Amounts Due to BKC
     5.4     Management of Restaurants
          (a)     BKC Management
          (b)     Continued Operation by Franchisees or Another
                   BKC Licensee
          (c)     Election
     5.5     Disposition of Restaurants
          (a)     Sale Within Twelve Months
          (b)     Terms of Sale; Bundling of Collateral
          (c)     BKC Approval of Buyer
          (d)     Consent of New BKL Landlord
          (e)     No Other Sale
          (f)     Termination of Affected Franchise Agreements
          (g)     Lender's Rights



6.     BKL LEASES

     6.1     Assignment

7.     DEFAULT UNDER FRANCHISE AGREEMENTS AND BKL LEASES

     7.1     Notice to Lender of Default
     7.2     Lender's Opportunity to Cure Monetary Default
     7.3     Lender's Opportunity to Cure Non-Monetary Default
     7.4     BKC Right to Close

8.   ASSIGNMENT

9.   BREACH OF CONTRACT; EQUITABLE REMEDIES

10.  TERM OF AGREEMENT

11.  CONSENT  AND  ACKNOWLEDGMENT OF COMMERCIALLY  REASONABLE
     TERMS

     11.1     Acknowledgments
     11.2     Consent to Terms of Sale

12.  GENERAL RELEASE

13.  RIGHT OF AUDIT

14.  CAPTION HEADINGS

15.  NOTICES

16.  CHOICE OF LAW; JURISDICTION AND VENUE

17.  NO AMENDMENTS

     17.1     This Agreement
     17.2     Franchise Agreements

18.  INTEGRATION

19.  BINDING EFFECT

20.  TITLES

21.  SEVERABILITY

22.  CONSTRUCTION OF AGREEMENT


INTERCREDITOR AGREEMENT

     INTERCREDITOR AGREEMENT ("Agreement") dated as of the 15th day of October, 2001, by and among BURGER KING CORPORATION ("BKC"), the individual, individuals, entity and/or entities set forth on Schedule A hereto (individually, a "Franchisee" and collectively, the "Franchisees"), and the individual, individuals, entity and/or entities set forth on Schedule B hereto ("Guarantor") and JP Morgan Chase Bank, as Administrative Agent for the Banks, as defined in the Third Amended and Restated Revolving Credit Agreement (the "Lender").

     WHEREAS, certain Burger KingO restaurants identified by BKC store number and address on Schedule C hereto (individually, a "Restaurant" and collectively, the "Restaurants") are operated by the Franchisees pursuant to franchise agreements (individually, a "Franchise Agreement" and collectively, the "Franchise Agreements") issued by BKC;

     WHEREAS, certain of the Restaurants are located on real property (individually, a "BKL Property" and collectively, the "BKL Properties") currently leased to the Franchisees pursuant to certain lease/sublease agreements with BKC, as lessor (individually, a "BKL Lease" and collectively, the "BKL Leases");

     WHEREAS, the Guarantor is the indirect owner of all of the outstanding equity interests in the Franchisee (the "Equity
Interests");

     WHEREAS, the Guarantor has guaranteed payment and performance of all of the Franchisees' debts and obligations to BKC pursuant to certain agreements of guaranty (the "Guaranties") as detailed on Schedule C hereto;

     WHEREAS, the Franchisee and Guarantor have previously entered into a loan agreement and certain related documents (collectively, the "Loan Documents"), including one or more promissory notes payable to the Lender in the original principal amount of Seventy-six million and no/100 Dollars ($76,000,000);

     WHEREAS, the Franchisee and Guarantor have requested that BKC consent to, among other things, a security interest in the Franchise Agreements, all as provided in the Loan Documents; and

     WHEREAS, BKC has agreed to consent to this request subject to and in consideration of the covenants, terms and conditions set forth in this Agreement.

     NOW, THEREFORE, in consideration of the mutual covenants and conditions contained herein, the parties hereto agree as follows:

1.     REPRESENTATIONS, WARRANTIES AND COVENANTS OF THE
       FRANCHISEE AND GUARANTORS.

     1.1 Each Franchisee and Guarantor represents and warrants that (i) each of the Franchise Agreements and BKL Leases are in full force and effect;
               (ii) to the best of their knowledge, there are no material defaults by BKC under any of the Franchise Agreements or BKL Leases and no event has occurred which, with the passage of time or the giving of notice, would constitute a material default by BKC under any of the Franchise Agreements or BKL Leases; (iii) they will continue to perform all obligations under those agreements; and (iv) the obligations of the Guarantors under the Guaranties are unaffected by this Agreement.

     1.2 Except as expressly provided herein, each Franchisee represents and warrants to BKC that it shall continue to comply with the terms and conditions of the Franchise Agreements, BKL Leases, and any other agreement with BKC, including the limitation that it shall not sell, assign, pledge, encumber, or otherwise transfer any interest in such agreements.

     1.3 Each Guarantor represents and warrants that it shall not sell, assign, pledge, encumber or otherwise transfer any legal or beneficial interest in its Equity Interests in the Franchisees in violation of the terms of the Franchise Agreements or any other agreement with BKC.

     1.4 In the event that any Guarantor is an entity (an "Entity") whose equity is wholly or partially owned by another Guarantor (an "Owner"), each such Owner hereby agrees and reaffirms that he shall not sell, assign, pledge, encumber or otherwise transfer any legal or beneficial interest in the Entity in violation of the terms of the Franchise Agreements or any other agreement with BKC.

     1.5 Franchisees and Guarantors each acknowledge and agree that this Agreement and the consent contained herein shall not apply to the Equity Interests or BKL Leases. Franchisee and Guarantor each warrant and represent to BKC that no interest of the Guarantor in the Equity Interests or BKL Leases shall be collateralized, pledged or otherwise subjected to the terms and conditions of the Loan Documents.

2. REPRESENTATIONS, WARRANTIES AND COVENANTS OF BKC BKC hereby represents and warrants as follows:

     2.1 That the guaranteed minimum annual rent as defined in the BKL Leases are paid in full as of the date hereof.

     2.2 That the royalty and advertising charges as defined under the Franchise Agreements that have previously come due are paid in full as of the date hereof.

     2.3 Within the thirty (30) days prior to the date of this Agreement, BKC has not sent Franchisees a written notice of default under the Franchise
               Agreements or BKL Leases.

     2.4 BKC makes no warranties or representations except as expressly set forth above. Without limiting the foregoing, BKC has made no investigation as to any defaults or breaches of the Franchise Agreements or BKL Leases nor inspection of any of the Restaurants except as expressly set forth above.

3.     REPRESENTATIONS, WARRANTIES AND COVENANTS OF LENDER.
       Lender hereby represents and warrants as follows:

     3.1 Lender's rights under the Loan Documents to realize on the collateral described in Section 5 of this Agreement shall be and are hereby expressly made, subject to the covenants, conditions and restrictions contained in this Agreement.

     3.2 Except as expressly provided herein, Lender has and will acquire no right, title, security interest, pledge or other right in, to or against any BKL Lease, any BKL Property, or the Equity Interests by virtue of the Loan Documents, this Agreement, or any other agreement.

4.     DEFAULT UNDER THE LOAN DOCUMENTS

     4.1 Notice to BKC of Default. In the event Lender delivers a notice of default or demand for payment under any of the Loan Documents, Lender shall also give simultaneous written notice of such default or demand to BKC (a "Loan Default Notice"). The Loan Default Notice shall specify the exact default(s) and any applicable grace period. In the event that such default(s) are cured within any applicable grace period, Lender shall also deliver written notice to BKC that the default(s) are cured.

     4.2 Notice to BKC of Intent to Foreclose. In the event Franchisees fail to timely and properly cure the default(s) set forth in the Loan Default Notice, Lender shall deliver fourteen (14) days prior written notice to BKC and the Franchisees as a condition precedent to the exercise of its rights and remedies under the Loan Documents and this Agreement (the "Foreclosure Notice").

5. REMEDIES UNDER LOAN DOCUMENTS. The Lender's rights and remedies under the Loan Documents shall be limited in the following manner.

          5.1  Limits on Security Interest and Collateral
               Assignment.

               (a)  Security Interest.  Notwithstanding
                    anything in the Loan Documents to the
                    contrary, the parties to this Agreement agree that: (i) no security interest granted to the Lender shall apply to the Equity Interests, and (ii) any security interest in the Franchise Agreements shall be limited to a security interest in the proceeds of a private sale of the Franchisees' rights under the Franchise Agreements pursuant to the terms and conditions of Section 9-504 of the Uniform Commercial Code as in effect from time to time in the State in which the individual Restaurant is located (the "UCC"), and the Lender shall have no right to conduct a public sale or retain the Franchisees' rights under any Franchise Agreement in satisfaction of the loan as contemplated by
                    Section 9-505 of the UCC.

               (b)  Collateral Assignment.  Notwithstanding
                    anything in the Loan Documents to the
                    contrary, the parties to this Agreement agree that the Franchisees' tenancy rights under any BKL Lease may not be collaterally assigned to the Lender.

          5.2 Review Meeting. Upon receipt by BKC of a Foreclosure Notice, Lender and BKC shall exercise their best efforts to meet within fourteen (14) days at a mutually agreed site, for the purpose of reviewing the Restaurants and the desirability of the application of this Agreement to each such Restaurant (the "Review Meeting"). At the time of the Review Meeting, upon the mutual agreement of BKC and Lender, any Restaurant may be excluded from the provisions of this Agreement and, thereafter, the Lender shall immediately release its security interest in the Franchise Agreement for each such Restaurant. Thereafter, BKC shall be free to exercise its rights and remedies under the Franchise Agreement and BKL Lease, if any, for each such Restaurant as provided therein and the Lender shall be free to exercise its rights against any remaining collateral at the relevant Restaurant site without reference to this Agreement. All Restaurants which shall continue to be subject to the provisions of this Agreement after the Review Meeting shall be referred to hereinafter individually as an "Affected Restaurant" and collectively as the "Affected Restaurants." The Franchise Agreements relating to such Affected Restaurants shall be referred to hereinafter individually as an "Affected Franchise Agreement" and collectively as the "Affected Franchise Agreements." The BKL Leases relating to such Affected Restaurants shall be referred to hereinafter individually as an "Affected BKL Lease" and collectively as the "Affected BKL Leases." If the Review Meeting does not take place, then all of the Restaurants shall be deemed Affected Restaurants.

          5.3 Pre-Conditions to Exercise of Remedies. The exercise by the Lender of its right to force an assignment or sale of the Franchisees' rights and obligations under the Affected Franchise Agreements shall be subject to the following terms and conditions precedent:

               (a)  Control and Dominion.  The Lender must
                    take possession of and acquire control and dominion over substantially all of the tangible real and personal property of the Franchisees delivered as collateral under the Loan Documents, whether by exercise of the Lender's rights under the Loan Documents or by agreement with the Franchisees.

               (b) Right of First Refusal; Right of Approval. Any transfer of the Affected Franchise Agreements must be made subject to and in accordance with BKC's rights under the Affected Franchise Agreements, including, but not limited to, (i) BKC's right of first refusal to purchase any or all of the Affected Restaurants and the real property and furniture, fixtures and equipment associated therewith and located therein, and
                    (ii) BKC's right to approve the sale,
                    transfer and proposed transferee of the
                    Affected Franchise Agreements and Affected
                    Restaurants.

               (c)  Payment of Amounts Past Due to BKC.
                    Lender's timely payment to BKC pursuant to
                    Section 7.2 hereof of all sums past due and owing to BKC under each of the Affected Franchise Agreements and any Affected BKL Lease covering the premises of any Affected Restaurants, as well as those past due sums related to products or supplies sold by BKC for use in the Affected Restaurants, including without limitation, any pre- and post-petition amounts due from any Franchisee who is the subject of a proceeding under the United States Bankruptcy Code or any similar law affecting the rights of creditors generally.

               (d)  Payment of Other Amounts Due to BKC.
                    Lender's timely payment to BKC when due of
                    (i) all sums which become due to BKC under the Affected Franchise Agreements and Affected BKL Leases in connection with operation of the Affected Restaurants during the term of this Agreement, and (ii) all sums which become due to BKC in connection with products or supplies sold by BKC during the term of this Agreement for use in the Affected Restaurants. Without limiting the foregoing, it is expressly understood that Lender must pay all post-petition amounts due from a Franchisee which is the subject of a proceeding under the United States Bankruptcy Code, or any similar law affecting the rights of creditors generally, when due under the terms of the Affected Franchise Agreement or Affected BKL Lease, without reference to any right of such Franchisee to defer such payment pending assumption of those agreements or for any other reason.

          5.4  Management of Restaurants.  After receipt by
               BKC of a Foreclosure Notice and the satisfaction by the Lender of the requirements of
               Section 5.3(a) above (the "Realization Date"), the Affected Restaurants shall be managed and operated in the following manner:

               (a)  BKC Management.  BKC shall have the
                    initial right, but not the obligation, to assume the operation of some or all of the Affected Restaurants under a management agreement (a "Management Agreement") in form and content reasonably acceptable to counsel for BKC and Lender for a period of time up to
                    (i) the date on which any such Affected
                    Restaurant is sold by Lender to a third party or to BKC pursuant to this Agreement,
                    (ii) the expiration date of the Affected
                    Franchise Agreements and Affected BKL Leases, or (iii) expiration of the Sale Period (as defined below), whichever is earlier (the "Management Period"). In return for operating the Affected Restaurants, the Management Agreement shall include, at a minimum and in addition to such other terms as BKC may require pursuant to the preceding sentence, all of the following:

                    (1)  A management fee in an amount equal
                         to a percentage of monthly Gross Sales
                         (as defined in the Franchise Agreements) generated at each Affected Restaurant operated by BKC, which percentage figure shall be the greater of ten percent (10%) or the then current percentage rate charged for comparable management services in a similar factual situation, if any (factors to be considered in determining the applicable percentage rate to be charged are the number, location and size of the Restaurants to be operated by BKC);

                    (2)  The option of expending two and one-
                         half percent (2.5%) of monthly Gross
                         Sales generated at each such Restaurant
                         for local marketing, in addition to the
                         four percent (4%) advertising
                         contribution to be paid under the
                         Affected Franchise Agreement for each
                         Affected Restaurant;

                    (3)  The option of expending, out of the
                         Gross Sales for each Affected
                         Restaurant, up to $25,000.00 per year
                         for (i) repairs and maintenance and/or
                         (ii) alterations necessary to conform
                         the Affected Restaurant to the then
                         current image for Burger KingO
                         restaurants; and

                    (4)  The right to replace or add
                         additional signs and/or equipment to
                         each Affected Restaurant as it becomes
                         necessary to conform with menu or
                         operational changes required by BKC to
                         be implemented at such time.  The cost
                         for any such replacement or additional
                         equipment will be paid out of the Gross
                         Sales generated at all of the Affected
                         Restaurants.

               (b)  Continued Operation By Franchisees or
                    Another BKC Licensee. In the event that BKC elects not to manage the Affected Restaurants as provided above, BKC shall, in its sole discretion, either: (a) approve Franchisees to continue to operate any or all of the Affected Restaurants during the Management Period or (b) approve one or more multi-unit BKC licensees reasonably acceptable to BKC and Lender to supervise the operation of any or all of the Affected Restaurants during such period, pursuant to a management agreement reasonably acceptable to such licensee, BKC and Lender. BKC will, as a courtesy only, assist the Lender in identifying any such BKC licensees, but shall owe no legal obligation or duty to the Lender in this regard and shall have no liability to the Lender for any failure to so assist the Lender. If Franchisee and/or an approved BKC licensee(s), if any, are approved to operate the Affected Restaurants during such period, such Restaurants shall be operated pursuant to the terms of the corresponding Affected Franchise Agreements.

               (c) Election. BKC shall exercise its option to operate the Affected Restaurants pursuant to Section 5.4(a) above or designate the Franchisee or another entity to operate the Affected Restaurants pursuant to
                    Section 5.4(b) above, by delivering written notice thereof to the Lender within fourteen
                    (14) days of BKC's receipt of a Foreclosure
                    Notice (the "Management Election Notice").
                    If BKC does not deliver a Management Election Notice, BKC shall be deemed to have elected to have the Franchisees continue to operate the Affected Restaurants pursuant to
                    Section 5.4(b).

          5.5 Disposition of Restaurants. Any sale, transfer or assignment of the Affected Franchise Agreements or Affected BKL Leases by the Lender shall be subject to the provisions of Section 5.3 and the following conditions.

               (a)  Sale Within Twelve Months.  At any time
                    after its receipt of the Foreclosure Notice, BKC may deliver written notice (the "Notice to Sell") to the Lender dictating that the Lender shall have twelve (12) months from receipt of the Notice to Sell to sell and transfer by private sale one or more of the Affected Restaurants and Affected Franchise Agreements, together with all of the real and personal property associated therewith, pursuant to the terms of this Agreement and the Affected Franchise Agreement. Provided, however, that if Lender is utilizing its best efforts to lift or remove any stay or judicial or statutory impediment imposed on the sale of an Affected Restaurant, the twelve (12) month period shall not commence, or if it has commenced it shall be tolled, during any period when Lender is prevented from selling such Affected Restaurant by reason of the filing by Franchisees of a petition for relief under the United States Bankruptcy Code or by reason of any federal, state or local law or any other order of a court of competent jurisdiction preventing the sale of any such Restaurant. This twelve
                    (12) month period, together with any
                    extension (as provided above), is herein referred to as the "Sale Period."

               (b)  Terms of Sale; Bundling of Collateral.
                    During the Sale Period, the Lender shall
                    "bundle" the real property interest (whether a fee or leasehold) and the personal property used in connection with the operation of each Affected Restaurant, together with the Affected Franchise Agreement, in order to require that any proposed asset sale by Lender of such Affected Restaurant include the Affected Franchise Agreements and real property interest, furniture, fixtures, equipment and other personalty necessary to maintain the operational integrity of each Affected Restaurant. While each Affected Restaurant must be sold in this manner, the Lender is free to sell each Affected Restaurant separately or in groups, subject only to its obligation (as limited by the provisions of Section 11 below) to act in a commercially reasonable manner.

               (c) BKC Approval of Buyer. Any purchaser(s) must be acceptable to BKC and satisfy BKC's then current standards for receiving approval to acquire an interest in a Burger KingO restaurant. Lender, Franchisee, and Guarantor acknowledge, agree, and understand that (i) the requirements defining acceptable purchasers and for approving prospective BKC franchisees or the requests for existing franchisees to develop, operate or acquire an interest in additional Burger KingO restaurants are subject to change by BKC, in its sole discretion, and (ii) any disapproval by BKC due to the failure of any prospective purchaser or franchisee to meet such requirements shall be deemed a reasonable action by BKC unless BKC has applied its criteria in a bad faith effort to harm the financial interests of the Lender. BKC agrees to cooperate with Lender in the latter's efforts to find an acceptable purchaser(s) for the Affected Restaurants, but has no obligation to locate buyer(s). Lender agrees to sell or assign the Affected Restaurants and Affected Franchise Agreements by private sale only, and not by public sale or auction.

               (d) Consent of New BKL Landlord. In the event that BKC sells, transfers, assigns, mortgages, or pledges its interest in a BKL Property or BKL Lease to a third party (a "New Landlord") as provided in Section 6.1(c) below, Lender shall, in addition to satisfying all of the other conditions set forth in this Section 5.5, obtain the prior written consent (a "Landlord Consent") of the New Landlord before transferring the Franchisees' rights under an Affected Franchise Agreement to a third party.

               (e)  No Other Sale.  Any transfer, sale,
                    conveyance or assignment made in violation of the terms of Section 5.5 above shall constitute a material breach of this Agreement by Lender and BKC shall be entitled to any and all remedies permitted by law or equity, including injunctive relief to enjoin any such unauthorized sale, transfer, conveyance or assignment.

               (f)  Termination of Affected Franchise
                    Agreements and BKL Leases.

                 (i)Subject to the provisions of Sections
                    6.1(c) and 7 of this Agreement, BKC
                    agrees to not terminate any of the
                    Affected Franchise Agreements or
                    Affected BKL Leases during the Sale
                    Period if Lender complies with the terms and conditions of this Agreement and each and every one of the Affected Franchise Agreements and Affected BKL Leases, including, but not limited to, operational standards and all payment obligations for royalties, advertising and rent.

                (ii)In the event the Affected Restaurants and
                    related Affected Franchise Agreements and
                    Affected BKL Leases are not sold and
                    transferred within the Sale Period applicable to each of them, BKC shall have the subsequent right to terminate the unsold and untransferred Affected Franchise Agreements and Affected BKL Leases upon delivery of thirty (30) days prior written notice to Lender and the Franchisees.

               (iii)In the event that the Lender or the
                    Franchisees fail to meet any other condition or obligation under this Agreement or any of the Affected Franchise Agreements or Affected BKL Leases, including without limitation the obligation to pay when due all amounts payable under the Affected Franchise Agreements and Affected BKL Leases as a group for the full term of this Agreement, BKC shall have the subsequent right to terminate any then unsold and untransferred Affected Franchise Agreement and Affected BKL Lease upon delivery of thirty (30) days prior written notice to Lender and the Franchisees.

                (iv)Upon termination of any or all of the
                    Affected Franchise Agreements or Affected BKL Leases, (x) Lender's security interest in the relevant Affected Franchise Agreement shall automatically terminate and be of no further force and effect, (y) Lender shall execute and file relevant termination statements as required by law or requested by the Franchisees or BKC, and (z) Lender shall comply with all post-termination covenants contained in such Franchise Agreements and BKL Leases, including, but not limited to, making at its own expense such removals or changes in signs and the Restaurant buildings and premises as BKC shall request so as to effectively distinguish the Restaurant buildings and premises from their former appearance and from any other Burger KingO restaurant. It is expressly understood, however, that nothing in this Agreement shall obligate the Lender to compensate BKC for amounts due to BKC which have not yet accrued at the time of termination.

               (g) Lender's Rights. Upon termination of the Lender's security interest in any of the
Franchise
                    Agreements, whether pursuant to the
provisions of
                    Sections 5.2 or 5.5(f) hereof, or otherwise, the
                    Lender shall be free to exercise its rights against its remaining collateral relating to the
                    corresponding Restaurant pursuant to the terms of
                    the Loan Documents and without reference to this
                    Agreement.

6.     BKL LEASES

     6.1 Assignment. For so long as BKC remains the owner or lessee of the BKL Property subject to any BKL Lease, BKC agrees as follows:

          (a) In the event that the Lender (i) acquires control and dominion over the tangible personal property used in connection with the operation of the Restaurant which is subject to the BKL Lease,
               (ii) such Restaurant is designated as an Affected Restaurant, (iii) all obligations due under the BKL Lease are paid and performed in full when due, and (iv) the Lender meets all of its obligations under Section 5.3 hereof, then BKC agrees that the manager appointed pursuant to the terms of
               Section 5.4 shall have the right to occupy the BKL Property on the same terms and conditions as the Franchisees, and that BKC shall not terminate the BKL Lease until expiration of the relevant Sale Period.

          (b) In the event that (i) all of the conditions set forth in Section 6.1(a) are met and (ii) BKC approves an assignment of the Affected Franchise Agreement relating to the Affected Restaurant operated on the BKL Property, then BKC shall also consent to the assignment of the Affected BKL Lease to the same assignee.

          (c) Notwithstanding anything in this Agreement to the contrary, it is expressly understood that BKC remains free to sell any BKL Property and assign its rights under any BKL Lease at any time, and the terms of this Agreement and this Section 6 shall not apply to, restrict, or obligate any such buyer or assignee.

7.     DEFAULT UNDER FRANCHISE AGREEMENTS AND BKL LEASES

     7.1 Notice to Lender of Default. In the event BKC delivers a notice of default under any of the Franchise Agreements or BKL Leases (a "Contract Default Notice"), BKC shall simultaneously deliver a copy of the Contract Default Notice to Lender. In the event the default(s) set forth in the Contract Default Notice are subject to an applicable grace period, BKC shall also deliver notice in writing to Lender that such default(s) have or have not been cured within such cure period (the "Cure Notice").

     7.2  Lender's Opportunity to Cure Monetary Default.

          (a)  In the event Franchisees fail to cure a
               monetary default under any Franchise Agreement or BKL Lease (a "Payment Default") within any applicable grace period, BKC agrees that Lender shall have the right to cure the Payment Default within five (5) calendar days after Lender receives its copy of the Cure Notice. In the event Lender elects not to cure any such Payment Default, then BKC may immediately terminate the related Franchise Agreement and BKL Lease, if any, without further notice or opportunity to cure and pursue any and all remedies permitted thereunder and by law.

          (b) Notwithstanding the foregoing, if (i) Lender should exercise the right to cure Payment Defaults two (2) consecutive calendar months, or to cure Payment Defaults in an aggregate of six (6) calendar months, and (ii) Lender fails to contemporaneously after such last default contemplated above deliver a Foreclosure Notice and file and diligently pursue an action to foreclose on assets pledged to it under the Loan Documents, then BKC may terminate the related Franchise Agreement and BKL Lease, if any.

     7.3     Lender's Opportunity To Cure Non-Monetary Default.

          (a) (i) In the event Franchisees fail to cure a non-monetary default under any Franchise Agreement or BKL Lease (a "Non-Monetary Default") within any applicable cure period, Lender shall have thirty
               (30) days after receipt of the Cure Notice to deliver a Foreclosure Notice. This thirty (30) day period is hereinafter be referred to as the "Election Period."

               (ii) Notwithstanding the foregoing, if (X) Lender should exercise the right to cure Non-Monetary Defaults three (3) times within an eighteen (18) consecutive month period or to cure Payment Defaults in an aggregate of six (6) calendar months and (Y) Lender fails to contemporaneously after such last default contemplated above deliver a Foreclosure Notice and file and diligently pursue an action to foreclose on assets pledged to it under the Loan Documents, then BKC may terminate the related Franchise Agreement, if any.

           (b) In the event of the occurrence of a non-curable, Non-Monetary Default, the Election Period shall commence on Lender's receipt of the Contract
               Default Notice.

           (c) Franchisees, Guarantors, and Lender agree that during the Election Period BKC shall have the right, but not the obligation, in its sole discretion, to: (i) take such necessary actions to abate and cure the Non-Monetary Default(s) under the Franchise Agreements which actions shall include, but not be limited to, temporarily closing any of the Restaurants affected by such default(s) due to health reasons or other emergencies (as provided in Section 7.4 below herein); removing from such Restaurants those products, signs, equipment or other materials which are not approved by BKC; and taking such other actions which BKC deems necessary in order to mitigate damage to BKC and its trademarks and/or (ii) supervise the operation of such Restaurants pursuant to a temporary management agreement which shall include the terms set forth in Section 5.4(a) herein. Franchisees, Guarantor, and Lender acknowledge and agree that monetary damages will be inadequate to remedy the damage caused to BKC in the event a material Non-Monetary Default under any of the Franchise Agreements remains uncured. Accordingly, BKC shall be entitled to injunctive relief, including, but not limited to, a temporary restraining order, issued by a court of competent jurisdiction in order to enforce its rights specified in this
               Section 7.3(c).

          (d) In the event Lender fails to notify BKC of its election within the Election Period pursuant to said Section 7.3(a) or fails to diligently pursue its remedies against the relevant Affected Franchise Agreement or Affected BKL Lease, then BKC may immediately terminate the relevant Franchise Agreement and BKL Lease affected by the defaults without further notice or opportunity to cure and pursue any and all remedies permitted thereunder and by law without further notice to Lender.

     7.4 BKC Right to Close. Notwithstanding the foregoing provisions of Section 7.3, BKC shall have the right to immediately close, without prior notice or any opportunity to cure, any of the Restaurants which BKC deems, in its sole discretion, necessary due to reasons of public health and safety or due to an emergency.

     7.5 BKC's Right to Terminate Franchise Agreements. Notwithstanding anything to the contrary in this Agreement, if Lender delivers a Foreclosure Notice under this Agreement, BKC shall have the right to immediately terminate the Franchise Agreement(s) related to the Foreclosure Notice. If Lender has issued a Foreclosure Notice and is in compliance with its obligations to BKC under this Agreement, BKC shall issue to Lender a limited license to enable another BKC licensee to operate the Affected Restaurant(s), subject to the Foreclosure Notice and consistent with Section 5.4(b), and on the same terms and conditions set forth in the terminated Franchise Agreement(s) through the end of the Sale Period, and shall issue to the purchaser of such Affected Restaurant(s) a replacement franchise agreement on the same terms and conditions as the terminated Franchise Agreement.

8.     ASSIGNMENT

     8.1 Franchisees may not assign or transfer its interest in this Agreement without the written consent of the other parties hereto. BKC or Lender may assign their respective interests herein without the consent of any party hereto.

9.     BREACH OF CONTRACT; EQUITABLE REMEDIES

     9.1 In the event any party shall breach the terms of this Agreement, any other party hereto may declare a breach and pursue any remedy available at law or in equity. It is expressly understood and agreed that monetary damages may be inadequate to remedy a material breach of this Agreement and that injunctive relief may be granted by a court of competent jurisdiction. Further, in light of the nature of this Agreement and the potential need for BKC to take prompt action to abate a dangerous condition and/or mitigate the damage to its trademarks and service marks, in the event of default by any of the parties hereunder or by Franchisees under the Franchise Agreements, if a court orders BKC to post a bond as a condition to the entry of an order for injunctive relief, the parties jointly and severally agree that such bond shall be in a nominal amount of money not to exceed FIVE THOUSAND AND NO/100 DOLLARS ($5,000.00).

10.     TERM OF AGREEMENT

     10.1 This Agreement shall commence on the date first written above and shall continue until payment in full of all obligations under the Loan Documents or until the expiration or earlier termination of all of the Franchise Agreements and BKL Leases, whichever is earlier, at which time this Agreement shall expire and become of no further force and effect.

     10.2 Upon or within a reasonable time after such expiration or termination the parties agree to sign any reasonable documents requested by any party in order to confirm such expiration or termination.

11.     CONSENT AND ACKNOWLEDGMENT

     11.1 Acknowledgments. Franchisees and Guarantors acknowledge and understand the provisions of this Agreement and the procedures set forth herein relating to the requirements that, in the event of an exercise by the Lender of its rights and remedies under the Loan Documents and this Agreement, such exercise shall be subject to the terms of Section 5 hereof.

     11.2 Consent To Terms of Sale. In consideration of BKC and Lender executing this Agreement, each Franchisee and Guarantor, for themselves and any person or entity claiming by, through or under them, represent, covenant and agree as follows:

          (a) This Agreement and the Loan Documents are not entered into with any actual intent to hinder, delay or defraud any of their creditors; that Franchisees and Guarantors do not intend to incur debts beyond their ability to pay in connection with the Loan Documents; and that Franchisees and Guarantors do not have assets unreasonably small in relation to their businesses as a result of the Loan Documents or this Agreement.


          (b)  This Agreement and the procedures set forth in
               Section 5 with respect to a sale and transfer of the Affected Restaurants, the Affected Franchise Agreements, the Affected BKL Leases, and the real and personal property associated therewith, constitute a commercially reasonable procedure for disposing of the Lender's collateral, there being no nationally recognized market therefor, and it being acknowledged that it is designed to generate a fair and reasonable equivalent value.

          (c) Franchisees and Guarantors shall not seek to challenge or enjoin the consummation of any sale of an Affected Restaurant, Affected Franchise Agreement or real or personal property associated therewith on the grounds that the procedures set forth in Section 5 are not commercially reasonable, and agree that their only remedy shall be to challenge and seek monetary damages from the Lender for any unreasonable decision by the Lender in determining whether to sell the Restaurants as a group or individually.

12.     GENERAL RELEASE

     12.1 In consideration of BKC executing this Agreement and in consideration of BKC consenting to the grant to Lender of the security interest in the Franchise Agreements and the right to transfer the BKL Leases subject to the terms of this Agreement, each Franchisee and each Guarantor for himself/herself and his/her respective heirs, successors, assigns, personal representatives, affiliates, subsidiaries and parent company (individually and collectively the "Releasing Parties") hereby release and forever discharge BKC and its respective successors, assigns, affiliates, parent company, directors, officers, employees, agents and representatives (individually and collectively, the "Released Parties") as to any and all claims, damages, liabilities and causes of action whatsoever, whether known or unknown, which the Releasing Parties have now or may have in the future by reason of any matter, cause of thing whatsoever arising out of or relating to the Franchise Agreements, BKL Leases, or any other agreement between any or all of the Released Parties and any or all of the Releasing Parties, or the relationship and/or course of dealing between any or all of the Releasing Parties and the Released Parties, and any other matters which existed prior to the date of this Agreement.

13.     RIGHT OF AUDIT

     13.1 Each Franchisee agrees that BKC or its representatives, at BKC expense, shall at all reasonable times, have the right to examine or audit the books, records, federal or state tax returns, accounts of, and any other information or records necessary to trace or account for loan funds hereunder, as well as to verify the accuracy of the representations made by each Franchisee hereunder. In the event an audit discloses a violation of the terms and conditions of this Agreement, Franchisees shall be liable for all costs and expenses associated with the audit including, but not limited to, the costs of accounting fees, travel, lodging and wages reasonably incurred including wages paid to BKC employees. Franchisees and Lender mutually consent to the release to BKC of all information relating to loan funding, disbursements or withdrawals under the Loan Documents.

14.     CAPTION HEADINGS

     14.1 The caption headings are used in this Agreement only as a matter of convenience and for reference and do not define, limit or describe the scope of this Agreement nor the intent of any provision contained herein.

15.     NOTICES

     15.1 All notices hereunder shall be in writing and shall be deemed properly delivered if sent by (i) U.S. Mail return receipt requested or (ii) nationally recognized overnight courier service, and if sent to the following addresses:

          If to BKC:
          Burger King Corporation
          17777 Old Cutler Road
          Miami, FL  33157
          ATTENTION:  General Counsel, Senior Vice President


          If to Franchisees and/or Guarantors:
          Bravogrand, Inc.
          4220 Edison Lakes Parkway
          Mishawaka, IN  46545
          ATTENTION:  Daniel B. Fitzpatrick, President


          If to Lender:
          Michael Costello
          JP Morgan Chase
          707 Travis, 4-CBBN-59
          Houston, Texas  77002

          or to such persons or places as BKC, Franchisees, Guarantors, or Lender may direct by written notice to all of the other parties hereto. Notices or other communications hereunder shall be deemed delivered and received on the date of actual delivery.

16.     CHOICE OF LAW; JURISDICTION AND VENUE

     16.1 This Agreement shall be governed by and construed in accordance with the laws of the State of Florida.
          The parties hereto acknowledge and agree that the United States District Court for the Southern District of Florida, or if such court lacks jurisdiction, the 11th Judicial Court (or its successor) in and for Miami-Dade County, Florida, shall be the venue and exclusive proper forum in which to adjudicate any case or controversy arising, either directly or indirectly, under or in connection with this Agreement or related documentation and the parties further agree that, in the event of litigation arising out of or in connection with this Agreement in these courts, they will not contest or challenge the jurisdiction or venue of these courts.

17.     AMENDMENTS

     17.1 This Agreement. Except as expressly provided herein, nothing in this Agreement shall be construed to modify or amend any of the terms and conditions of the Franchise Agreements or BKL Leases and the Franchise Agreements and BKL Leases shall be controlling in the event of any ambiguity between this Agreement and the Franchise Agreements or BKL Leases.

     17.2 Franchise Agreements. BKC and the Franchisees shall not materially amend or terminate by mutual agreement any of the Franchise Agreements without the prior consent of the Lender, which consent shall not be unreasonably withheld.

18.     INTEGRATION

     18.1 This Agreement and the other documents being executed and delivered pursuant hereto incorporate all prior discussions and negotiations among the parties and constitute the full and entire agreement and understanding between the parties hereto with respect to the subject matter hereof. No amendment hereto shall be effective unless it is in writing and signed by all of the parties hereto.

19.     BINDING EFFECT

     19.1 Except as otherwise expressly provided herein, the provisions of this Agreement shall inure to the benefit of, and be binding upon, the parties hereto and their respective heirs, successors, assigns, executors, personal representatives and administrators.

20.     TITLES

     20.1 The titles of the provisions of this Agreement are for convenience or reference only and are not to be considered in construing this Agreement.

21.     SEVERABILITY

     21.1 If one or more of the provisions contained in this Agreement or in any document contemplated hereby, or any application thereof, shall be invalid, illegal or unenforceable, in any respect under the laws of any jurisdiction, the validity, legality and enforceability of the remaining provisions contained herein and therein, and any application thereof, shall not in any way be affected or impaired thereby or under the laws of any other jurisdiction.

22.     CONSTRUCTION OF AGREEMENT

     22.1 This Agreement has been prepared after negotiations between the parties hereto, and if any ambiguity is contained herein then in resolving such ambiguity no weight shall be given in favor of or against either party solely on account of its drafting this Agreement.

     IN WITNESS WHEREOF, the parties have executed this Agreement on the date of first written above:

                         JP Morgan Chase ("LENDER")


                         By:
                         ___________________________________
                         Print Name:  Michael Costello
                         Its:  Vice President


                         Attest:________________________________
                         Its:___________________________________



                         BURGER KING CORPORATION


                         By:__________________________________
                                        Assistant Secretary
                                                            BKC

                            _____________________("FRANCHISEE")


                         By:___________________________________

                         Print Name:___________________________
                         Title:________________________________


                         Attest:________________________________
                         Print Name:____________________________
                         Title:_________________________________


WITNESSES:               GUARANTOR
                         Quality Dining, Inc.


_______________________  By:___________________________________
                         Print Name:  Daniel B. Fitzpatrick
                         Title:  President

_______________________  Attest:________________________________
                         Print Name:  John C. Firth
                         Title:  Secretary



SCHEDULE A TO INTERCREDITOR AGREEMENT



FRANCHISEES:

     Bravogrand, Inc.




SCHEDULE B TO INTERCREDITOR AGREEMENT



GUARANTOR:

     Bravokilo, Inc.
     Quality Dining, Inc.




SCHEDULE C TO INTERCREDITOR AGREEMENT


Burger                                               Date of
King                                    Date  of     Consent
Restaurant                              Franchise    or
No.                Address              Agreement    Assignment
----------------------------------------------------------------
273        3900 Plainfield Avenue, NE
           Grand Rapids, MI  49525       10/15/01    10/15/01

329        1209  Leonard  N.W.
           Grand  Rapids,  MI   49504    10/15/01    10/15/01

408        600 28th Street
           Grand Rapids, MI  49508       10/15/01        ?

489        461 Fuller Avenue, N.E.
           Grand Rapids, MI  49503       10/15/01    10/15/01

551        1313 28th Street, SW
           Wyoming, MI  49509            10/15/01    10/15/01

1145       3975  South.  Division
           Grand  Rapids,  MI   49508    10/15/01    10/15/01

1146       2672 Alpine Avenue, NW
           Grand Rapids, MI  49544       10/15/01    10/15/01

1340       2880  -  28th  Street, SE
           Kentwood,  MI   49512         10/15/01    10/15/01

1576       4560  Chicago  Drive
           Grand Rapids,  MI   49418     10/15/01    10/15/01

1902       145 Michigan, NE
           Grand Rapids, MI  49503       10/15/01    10/15/01

2355       1710 South Beacon Blvd.
           Grand Haven, MI  49417        10/15/01    10/15/01

2356       187 North River Drive
           Holland, MI  49423            10/15/01    10/15/01

2852       1114 N. Lafayette Street
           Greenville, MI  49544         10/15/01    10/15/01

4291       8707  28th  Street,  SE
           Grand Rapids,  MI   49506     10/15/01    10/15/01

4610       651 East 16th Street
           Holland, MI  49423            10/15/01    10/15/01

4943       471  68th  Street,  SW
           Grand Rapids,  MI   49508     10/15/01    10/15/01

5409       410  Pearl  Street.
           Grand  Rapids,  MI   49504    10/15/01    10/15/01

5673       2201 44th Street.
           Kentwood, MI  49508           10/15/01    10/15/01

6219       4555 32nd Avenue
           Hudsonville, MI  49426        10/15/01    10/15/01

7169       261  South  State  Street
           Zeeland,  MI   49464          10/15/01    10/15/01

7180       120 South Dexter
           Ionia, MI  48846              10/15/01    10/15/01

7385       4065  17  Mile  Road
           Cedar Springs,  MI   49319    10/15/01    10/15/01

7476       590 South State Street
           Sparta, MI  49345             10/15/01    10/15/01

7503       1120 West Main Street
           Lowell, MI  49331             10/15/01    10/15/01

7548       1704  West  Washington
           Greenville,  MI   48838       10/15/01    10/15/01

7636       2204  Plainfield,  NE
           Grand  Rapids,  MI   49505    10/15/01    10/15/01

7735       2378 North Park Plaza Drive
           Holland, MI  49424            10/15/01    10/15/01

8518       735 Michigan Avenue
           Holland, MI  49423            10/15/01    10/15/01

8648       9643 Belding Road
           Belding, MI  48809            10/15/01    10/15/01

8666       125 68th Street
           Coopersville, MI  49404       10/15/01    10/15/01

8690       1814 Baldwin
           Jenison, MI  49428            10/15/01    10/15/01

8796       2990 E. Paris, SE
           Kentwood, MI  49508           10/15/01    10/15/01

8834       5260 Eastern Avenue.
           Kentwood, MI  49508           10/15/01    10/15/01

8835       15549 Cleveland
           Spring Lake, MI  49456        10/15/01    10/15/01

8993       4616 West River Drive, NW
           Comstock Park, MI  49321      10/15/01    10/15/01

9672       31 44th Street
           Grandville, MI  49418         10/15/01    10/15/01

9685       750  South  Division
           Grand  Rapids,  MI   49507    10/15/01    10/15/01

9303       4751 14 Mile Road
           Rockford, MI  49341           10/15/01    10/15/01

9487       9730 Adams Street
           Holland, MI  49424            10/15/01    10/15/01

9833       6411  Blue  Star  Highway
           Saugatuck,  MI   49453        10/15/01    10/15/01

11440      5135 Broadmoor
           Kentwood, MI  49512           10/15/01    10/15/01

13005      990  44th  Street,  SW
           Wyoming,  MI   49509          10/15/01    10/15/01