Form 10-Q
period 2002-08-04
QUALITY DINING INC
filed 2002-09-18
CIK 917126

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
  Securities Exchange Act of  1934

For the quarterly period ended August 4, 2002

                               OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of     1934.

For the transition period from  ______________ to
____________________

Commission file number      0-23420


                      QUALITY DINING, INC.
     (Exact name of registrant as specified in its charter)

         Indiana                               35-1804902
--------------------------------       ------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

       4220 Edison Lakes Parkway, Mishawaka, Indiana 46545
       ----------------------------------------------------
       (Address of principal executive offices and zip code)


                         (574) 271-4600
        -------------------------------------------------
     (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes __X____           No ________

The number of shares of the registrant's common stock outstanding as of September 16, 2002 was 11,609,099.














                      QUALITY DINING, INC.
                  QUARTERLY REPORT ON FORM 10-Q
              FOR THE QUARTER ENDED AUGUST 4, 2002
                              INDEX



Page

PART I. - Financial Information


Item 1.   Consolidated Financial Statements:

          Consolidated Statements of Operations..................3
          Consolidated Balance Sheets........ ...................4
          Consolidated Statements of Cash Flows..................5
          Notes to Consolidated Financial Statements...............6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.........17

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk..................................................28

Part II - Other Information

Item 1.   Legal Proceedings...........................................29

Item 2.   Changes in Securities.................................29

Item 3.   Defaults upon Senior Securities.......................29

Item 4.   Submission of Matters to a Vote of Security Holders...29

Item 5.   Other Information.......................................29

Item 6.   Exhibits and Reports on Form 8-K......................29

Signatures......................................................29

























Part I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                          QUALITY DINING, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                 (In thousands, except per share amounts)

                                   Twelve Weeks Ended    Forty Weeks Ended
                                   August 4,  August 5, August 4,  August 5,
                                      2002      2001      2002     2001
Revenues:                            ------    ------    ------   ------
  Burger King                      $ 29,816  $ 19,098  $ 93,623 $ 59,057
  Chili's Grill & Bar                17,527    15,995    57,776   52,475
  Grady's American Grill              8,490    13,182    37,970   47,970
  Italian Dining Division             3,676     3,860    12,813   13,118
                                    -------   -------   -------  -------
Total revenues                       59,509    52,135   202,182  172,620
                                    -------   -------   -------  -------
Operating expenses:
  Restaurant operating expenses:
    Food and beverage                16,558    14,707    57,374   48,734
    Payroll and benefits             17,439    15,249    60,302   50,474
    Depreciation and amortization     2,448     2,699     8,176    8,901
    Other operating expenses         14,930    13,332    50,760   42,833
                                    -------   -------   -------  -------
Total restaurant operating expenses  51,375    45,987   176,612  150,942
                                    -------   -------   -------  -------
Income from restaurant operations     8,134     6,148    25,570   21,678

  General and administrative          4,531     3,199    14,796   11,449
  Facility closing costs               (211)        -        (7)     216
  Amortization of intangibles            98       211       326      681
                                    -------   -------   -------  -------
Operating income                      3,716     2,738    10,455    9,332
                                    -------   -------   -------  -------
Other income (expense):
  Interest expense                   (1,881)   (2,286)   (6,596)  (8,150)
  Gain (loss) on sale of property
    and equipment                       269       (64)      439      (60)
  Interest income                         7         4        15       17
  Other income (expense), net           (69)       68       650      743
                                    -------   -------   -------  -------
Total other expense, net             (1,674)   (2,278)   (5,492)  (7,450)
                                    -------   -------   -------  -------
Income before income taxes            2,042       460     4,963    1,882
Income tax provision                    324       247     1,080    1,104
                                    -------   -------   -------  -------
Net income                          $ 1,718   $   213   $ 3,883  $   778
                                    =======   =======   =======  =======
Basic net income per share          $  0.15   $  0.02   $  0.35  $  0.07
                                    =======   =======   =======  =======
Diluted net income per share        $  0.15   $  0.02   $  0.34  $  0.07
                                    =======   =======   =======  =======
Weighted average shares outstanding:
Basic                                11,270    11,590    11,227   11,654
                                    =======   =======   =======  =======
Diluted                              11,617    11,610    11,476   11,671
                                    =======   =======   =======  =======

See Notes to Consolidated Financial Statements.


                           QUALITY DINING, INC.
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                         (Dollars in thousands)
                                                  August 4,     October 28,
                                                     2002           2001
ASSETS                                             -------         -------
Current assets:
  Cash and cash equivalents                       $  1,651      $    2,070
  Accounts receivable                                1,331           1,842
  Inventories                                        1,883           2,042
  Deferred income taxes                              2,467           1,999
  Other current assets                               2,580           2,042
                                                   -------         -------
Total current assets                                 9,912           9,995
                                                   -------         -------

Property and equipment, net                        110,932         119,433
                                                   -------         -------
Other assets:
  Deferred income taxes                              7,533           8,001
  Trademarks, net                                    5,881           6,405
  Franchise fees and development fees, net           9,508          10,029
  Goodwill                                           7,960           8,068
  Liquor licenses, net                               2,690           2,757
  Other                                              3,410           2,550
                                                   -------         -------
Total other assets                                  36,982          37,810
                                                   -------         -------
Total assets                                     $ 157,826     $   167,238
                                                   =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capitalized leases
    and long-term debt                           $   1,941     $    1,808
  Accounts payable                                  11,795         10,735
  Accrued liabilities                               20,417         20,857
                                                   -------        -------
Total current liabilities                           34,153         33,400

Long-term debt                                      95,301        108,964
Capitalized leases, principally to related
  parties, less current portion                      3,842          4,230
                                                   -------        -------
Total liabilities                                  133,296        146,594
                                                   -------        -------
Common stock subject to redemption                       -            264
                                                   -------        -------
Stockholders' equity:
  Preferred stock, without par value:
    5,000,000 shares authorized; none issued             -              -
  Common stock, without par value: 50,000,000
    shares authorized; 12,848,099 and 12,940,736
    shares issued, respectively                         28             28
  Additional paid-in capital                       237,013        237,002
  Accumulated deficit                             (208,587)      (212,470)
  Unearned compensation                               (301)          (557)
                                                   -------        -------
                                                    28,153         24,003
  Treasury stock, at cost, 1,359,000
    and 1,360,573 shares, respectively              (3,623)        (3,623)
                                                   -------        -------
Total stockholders' equity                          24,530         20,380
                                                   -------        -------
Total liabilities and stockholders' equity       $ 157,826     $  167,238
                                                   =======        =======
See Notes to Consolidated Financial Statements.




                          QUALITY DINING, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                             (In thousands)


                                                     Forty Weeks Ended
                                                    August 4,   August 5,
                                                      2002         2001
Cash flows from operating activities:                  -------    -------
  Net income                                           $ 3,883    $   778
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization of
      property and equipment                             7,919      8,923
    Amortization of other assets                         1,232      1,442
    Loss (gain) on sale of property and equipment         (439)        60
    Amortization of unearned compensation                  267         81
    Changes in current assets and current liabilities:
      Net increase in current assets                       132        359
      Net increase (decrease)in current liabilities        620     (1,442)
                                                       -------    -------
Net cash provided by operating activities               13,614     10,201
                                                       -------    -------
Cash flows from investing activities:
  Proceeds from sales of property and equipment         11,457        144
  Purchase of property and equipment                   (10,036)    (7,815)
  Purchase of other assets                                (787)      (731)
  Other                                                    (16)         -
                                                       -------    -------
Net cash used in investing activities                      618     (8,402)
                                                       -------    -------
Cash flows from financing activities:
  Borrowings of long-term debt                          77,590     45,250
  Repayment of long-term debt                          (91,139)   (45,622)
  Payment for stock subject to redemption                 (264)         -
  Purchase of treasury stock                                 -     (1,925)
  Repayment of capitalized lease obligations              (369)      (368)
  Loan financing fees                                     (469)         -
                                                       -------    -------
Net cash used by financing activities                  (14,651)    (2,665)
                                                       -------    -------
Net decrease in cash and cash equivalents                 (419)      (866)
Cash and cash equivalents, beginning of period           2,070      2,912
                                                       -------    -------
Cash and cash equivalents, end of period               $ 1,651    $ 2,046
                                                       =======    =======


See Notes to Consolidated Financial Statements.



                      QUALITY DINING, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         August 4, 2002
                           (Unaudited)

Note 1:  Description of Business.


Quality Dining, Inc. (the "Company") operates four distinct restaurant concepts. It owns the Grady's American Grill(R) and two Italian Dining concepts and operates Burger King(R) restaurants and Chili's Grill & Bar(R) ("Chili's") as a franchisee of Burger King
Corporation   and   Brinker  International,   Inc.   ("Brinker"),
respectively.    The   Company  operates   its   Italian   Dining
restaurants under the tradenames of Spageddies Italian Kitchen(R) ("Spageddies"(R)) and Papa Vino's Italian Kitchen ("Papa Vino's"). As of August 4, 2002, the Company operated 179 restaurants, including 116 Burger King restaurants, 33 Chili's, 22 Grady's American Grill restaurants, three Spageddies and five Papa Vino's.

Note 2:  Summary of Significant Accounting Policies

Basis of Presentation

The  accompanying consolidated financial statements  include  the
accounts   of   Quality  Dining,  Inc.  and  its   wholly   owned
subsidiaries.    All   significant  intercompany   balances   and
transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the
Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the 40-week period ended August 4, 2002 are not necessarily indicative of the results that may be expected for the 52-week year ending October 27, 2002.

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


                      QUALITY DINING, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         August 4, 2002
                           (Unaudited)



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

Intangible Assets
-----------------
                                        As of August 4, 2002
                                       --------------------------

                                      Gross Carrying   Accumulated
                                         Amount        Amortization
                                        ($000s)           ($000s)
Amortized intangible assets:            -------          -------
  Trademarks                           $  7,637         $ (1,756)
  Franchise fees and development fees    14,578           (5,070)
                                        -------          -------
Total                                  $ 22,215         $ (6,826)
                                        =======          =======

The Company's intangible asset amortization expense for the forty
weeks   ended  August  4,  2002  was  $887,000.   The   estimated
intangible amortization expense for each of the next five years is $1,153,000.

In the fourth quarter of fiscal 2001, the Company recorded an impairment charge related to certain Grady's American Grill restaurants that resulted in a reduction of the net book value of the Grady's American Grill trademark by $4,920,000. In conjunction with the Company's impairment assessment, the Company revised its estimate of the remaining useful life of the
trademark  to  15 years.    The original estimated  life  of  the
trademark had been 40 years. As a result of these changes, net income for the forty weeks ended August 4, 2002, was decreased by $71,000, which is approximately $0.01 per diluted share.


Goodwill

The  Company  operates four distinct restaurant concepts  in  the food-service industry. It owns the Grady's American Grill and two Italian Dining concepts and operates Burger King restaurants and Chili's Grill & Bar restaurants as a franchisee of Burger King Corporation and Brinker International, Inc., respectively. The Company has identified each restaurant concept as an operating segment based on management structure and internal reporting. The Company has two operating segments with goodwill
- Chili's Grill & Bar and Burger King. The Company had a total of $7,960,000 in goodwill as of August 4, 2002. The Chili's Grill and Bar operating segment had $6,902,000 of goodwill and the Burger King operating segment had $1,058,000 of goodwill.


                      QUALITY DINING, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         August 4, 2002
                           (Unaudited)


Adoption of Statement 142
-------------------------
The following table reports the comparative impact the adoption of Statement 142 has on the reported results of operations.

                                                  Forty Weeks Ended
                                                  August 4,  August 5,
                                                    2002       2001
                                                   -------    -------
 ($000s except for earnings-per-share amounts)

Reported net income                               $ 3,883     $   778
  Add back: Goodwill amortization                       -         416
                                                  -------     -------
  Adjusted net income                             $ 3,883     $ 1,194
                                                  =======     =======

Basic earnings per share:
  Reported net income                             $  0.35     $  0.07
  Goodwill amortization                                 -        0.03
                                                  -------     -------
  Adjusted net income                             $  0.35     $  0.10
                                                  =======     =======
Diluted earnings per share:
  Reported net income                             $  0.34     $  0.07
  Goodwill amortization                                 -        0.03
                                                  -------     -------
  Adjusted net income                             $  0.34     $  0.10
                                                  =======     =======


Note 3: Acquisitions and Dispositions.

On October 15, 2001, the Company purchased certain assets from BBD Business Consultants, LTD. and its affiliates. BBD Business Consultants, LTD. operated 42 Burger King restaurants in the Grand Rapids, Michigan metropolitan area. The Company also purchased leasehold improvements and entered into lease agreements with the landlords of 41 of the 42 Burger King restaurants. One restaurant was closed on November 26, 2001 due to the inability to secure a long-term lease with the landlord. In conjunction with this transaction the Company obtained franchise agreements for the acquired restaurants from Burger King Corporation. The purchase price for the restaurants aggregated $6,067,000 and consisted of $4,212,000 in cash and $1,855,000 in assumed liabilities. The acquisition was accounted for as a purchase. Goodwill of approximately $1,096,000 was recorded in connection with the acquisition, and subsequently adjusted to $988,000 for the finalization of various liabilities.

On  May  16, 2002, the Company sold nine of its Grady's  American
Grill restaurants for $10.5 million. The Company recorded a $74,000 gain related to this transaction in the third quarter of fiscal 2002.








                      QUALITY DINING, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                         August 4, 2002
                           (Unaudited)


Note 4:  Commitments.

As of August 4, 2002, the Company had commitments aggregating approximately $1,262,000 for restaurant construction and the purchase of new equipment.


Note 5:  Debt Instruments.

As  of  August  4,  2002,  the Company had  a  financing  package totaling  $109,066,000,  consisting of  a  $60,000,000  revolving
credit  agreement  and  a  $49,066,000  mortgage  facility   (the
"Mortgage Facility"), as described below.

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

On June 10, 2002, the Company refinanced its prior $76,000,000 credit facility with a $60,000,000 revolving credit agreement with JP Morgan Chase Bank, as agent, and four other banks (the "Bank Facility"). The weighted average borrowing rate under the Bank Facility on August 4, 2002 was 5.01%. The Company had $7,629,000 available under the Bank Facility as of August 4, 2002. The Bank Facility is collateralized by the stock of certain subsidiaries of the Company, certain interests in the Company's franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's real and personal property not pledged in the Mortgage Facility.

The Bank Facility contains restrictive covenants including maintenance of certain prescribed debt and fixed charge coverage ratios, limitations on the incurrence of additional indebtedness, limitations on consolidated capital expenditures, cross-default provisions with other material agreements, restrictions on the payment of dividends (other than stock dividends) and limitations on the purchase or redemption of shares of the Company's capital stock.

The Bank Facility provides for borrowings at the adjusted LIBOR rate plus a contractual spread which is as follows:


RATIO OF FUNDED DEBT
TO CASH FLOW                                             LIBOR
MARGIN
--------------------                                    ---------

Greater than or equal to 3.50                               3.00%
Less than 3.5x but greater than or equal to 3.0x            2.75%
Less than 3.0x but greater than or equal to 2.5x            2.25%
Less than 2.5x                                              1.75%


                      QUALITY DINING, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                         August 4, 2002
                                  (Unaudited)

The Bank Facility also contains covenants requiring maintenance of funded debt to cash flow and fixed charge coverage ratios which are as follows:

MAXIMUM FUNDED DEBT
TO CASH FLOW RATIO              COVENANT
-------------------             ---------
Fiscal 2002
Q2                                4.00
Q3                                4.00
Q4                                4.00


Fiscal 2003
Q1 through Q3                     4.00
Q4                                3.75

Fiscal 2004
Q1 through Q3                     3.75
Q4                                3.50

Fiscal 2005
Q1 through Q2                     3.50
Thereafter                        3.00

FIXED CHARGE COVERAGE RATIO       1.50




Note 6: Earnings Per Share.

The Company had outstanding common shares of 11,489,099, which includes 178,256 shares of restricted stock, as of August 4, 2002. The Company has granted options to purchase common shares to its employees and outside directors. The Company has also granted restricted stock to its employees. These options and restricted stock have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS 128.

                                 Twelve weeks ended   Forty weeks ended
                                 August 4, August 5, August 4, August 5,
                                     2002    2001       2002     2001
                                   ------- -------    -------   -------
(In thousands, except per share amounts)

Basic net income per share:
Net income available to
  common shareholders (numerator) $ 1,718  $   213    $ 3,883   $  778
Weighted average common shares    =======  =======    =======  =======
  outstanding (denominator)        11,270   11,590     11,227   11,654
                                  =======  =======    =======  =======
Basic net income per share        $  0.15  $  0.02    $  0.35   $ 0.07
                                  =======  =======    =======  =======







                      QUALITY DINING, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                         August 4, 2002
                           (Unaudited)

                               Twelve weeks ended     Forty weeks ended
                                 August 4, August 5, August 4,  August 5,
                                     2002    2001       2002      2001
                                   ------- -------    -------   -------
(In thousands, except per share amounts)

Diluted net income per share:
Net income available to
 common shareholders (numerator)  $ 1,718   $  213    $ 3,883   $   778
                                  =======  =======    =======   =======
Weighted average common shares
  outstanding                      11,270   11,590     11,227    11,654
Effect of dilutive securities:
  Options on common stock             347       20        249        17
Total common shares and dilutive  -------  -------    -------   -------
  securities(denominator)          11,617   11,610     11,476    11,671
                                  =======  =======    =======   =======
Diluted net income per share      $  0.15  $  0.02    $  0.34   $  0.07
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

                              Full          Quick
(Dollars  in  thousands)     Service        Service      Other      Total
 ----------------------      -------        -------     -------   -------
Third quarter fiscal 2002
---------------------------
Revenues                   $  29,693     $  29,816     $     -   $ 59,509
Income from restaurant
  operations                   3,346         4,786           2      8,134

Operating income               1,753         2,059         (96)  $  3,716
Interest expense                                                    1,881
Other income                                                          207
Income before income taxes                                         ------
                                                                 $  2,042
                                                                 ========
Depreciation and
  amortization                 1,368         1,104         328      2,800






                          QUALITY DINING, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             August 4, 2002
                               (Unaudited)



                              Full        Quick
(Dollars  in  thousands)     Service     Service       Other       Total
 ----------------------      -------     -------      -------    -------
Third quarter fiscal 2001
--------------------------
Revenues                   $  33,037    $ 19,098      $    -    $ 52,135
Income from restaurant
  operations                   3,034       3,083          31       6,148

Operating income               1,415       1,682        (359)   $  2,738
Interest expense                                                  (2,286)
Other income                                                           8
                                                                --------
Income before income taxes                                      $    460
                                                                 =======
Depreciation and
  amortization                 2,086         748         303       3,137



First forty weeks of fiscal 2002
---------------------------------------
Revenues                   $ 108,559     $  93,623    $     -   $202,182
Income from restaurant
  operations                  12,783        12,785          2     25,570

Operating income               6,876         4,256       (677)  $ 10,455
Interest expense                                                  (6,596)
Other income                                                       1,104
                                                                 -------
Income before income taxes                                      $  4,963
                                                                 =======
Depreciation and
  amortization                 4,737         3,511        938      9,186



First forty weeks of fiscal 2001
----------------------------------------
Revenues                 $  113,563     $  59,057     $     -   $172,620
Income from restaurant
  operations                 12,867         8,703         108     21,678

Operating income              7,077         3,657      (1,402)  $  9,332
Interest expense                                                  (8,150)
Other income                                                         700
                                                                 -------
Income before income taxes                                      $  1,882
                                                                 =======
Depreciation and
  amortization                6,895         2,433       1,037     10,365


                       QUALITY DINING, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                         August 4, 2002
                           (Unaudited)

Note 8:  Contingencies.

The Company is a party to one legal proceeding relating to the Company's previously owned bagel-related businesses.

On or about April 15, 1997, Texas Commerce Bank National Association ("Texas Commerce") made a loan of $4,200,000 (the "Loan") to BFBC Ltd., a Florida limited partnership ("BFBC"). At the time of the Loan, BFBC was a franchisee under franchise agreements with Bruegger's Franchise Corporation (the "Franchisor"). The Company at that time was an affiliate of the Franchisor. In connection with the Loan and as an accommodation to BFBC, the Company executed to Texas Commerce a "Guaranty". By the terms of the Guaranty the Company agreed that upon maturity of the Loan by default or otherwise that it would either (1) pay the Loan obligations or (2) buy the Loan and all of the related loan documents (the "Loan Documents") from Texas Commerce or its successors. In addition several principals of BFBC (the "Principal Guarantors") guaranteed repayment of the Loan by each executing a "Principal Guaranty". On November 10, 1998, Texas Commerce (1) declared that the Loan was in default, (2) notified BFBC, the Principal Guarantors and the Company that all of the Loan obligations were due and payable, and (3) demanded payment.

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

                      QUALITY DINING, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                         August 4, 2002
                           (Unaudited)

thereof.   Neither  can there be any assurance that  the  Company
will be able to realize sufficient value from Reilly or the Principal Guarantors to satisfy the amount of the Loan.

In the foregoing case, one or more present or former officers and directors of the Company were named as party defendants, but were subsequently dismissed by the Court. The Company advanced defense costs on their behalf until they were dismissed by the Court.

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








                      QUALITY DINING, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                         August 4, 2002
                           (Unaudited)

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

It is also likely that the Company may never receive any principal or interest payments in respect of the Subordinated Note. The Company has never recognized any interest income from the Subordinated Note and has previously reserved for the full amount of the Subordinated Note. Bruegger's Corporation failed to make the interest payment that was due on June 1, 2002. Additionally, the Company is a guarantor of the occupancy leases for certain bagel restaurants currently operated by affiliates of
Bruegger's                                           Corporation.

                      QUALITY DINING, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                         August 4, 2002
                           (Unaudited)


As a result of the Company's current assessment of Bruegger's Corporation's financial position, in the fourth quarter of fiscal 2001, the Company recorded a charge of $455,000 to reserve for the estimated liability for the obligations as a guarantor. During the third quarter of fiscal 2002 the Company determined that it would not be liable for certain of the lease guarantees and therefore reversed $155,000 of the original charge.

The Company is involved in various other legal proceedings incidental to the conduct of its business, including employment discrimination claims. Based upon currently available information, the Company does not expect that any such proceedings will have a material adverse effect on the Company's financial position or annual results of operations but there can be no assurance thereof.



Note 9: Franchisee Commitment.

On January 27, 2000 the Company executed a "Franchisee Commitment" pursuant to which it agreed to undertake certain "Transformational Initiatives" including capital improvements and other routine maintenance in all of its Burger King restaurants. The capital improvements include the installation of signage bearing the new Burger King logo and the installation of a new drive-through ordering system. The Burger King system extended the initial deadline for completing these capital improvements to December 31, 2002, although the Company met the initial deadline with respect to 66 of the 70 Burger King restaurants subject to the Franchisee Commitment. In addition, the Company agreed to perform, as necessary, certain routine maintenance such as exterior painting, sealing and striping of parking lots and upgraded landscaping. The Company completed this maintenance prior to September 30, 2000, as required. In consideration for executing the Franchisee Commitment, the Company received "Transformational Payments" totaling approximately $3.9 million during fiscal 2000. In addition, the Company received supplemental Transformational Payments of $135,000 in October, 2001 and an additional $180,000 in the first quarter of fiscal 2002. The portion of the Transformational Payments that corresponds to the amount required for the capital improvements will be recognized as an offset to depreciation expense over the useful life of the capital improvements. The portion of the Transformational Payments that corresponds to the required routine maintenance was recognized as a reduction in maintenance expense over the period during which maintenance was performed. The remaining balance of the Transformational Payments was recognized as other income ratably through December 31, 2001, the term of the initial Franchisee Commitment, except that the supplemental Transformational Payments were recognized as other income when earned and payable by Burger King Corporation. In the second quarter of fiscal 2002, the Company recognized as other income the $281,000 difference between the previously estimated cost of the required capital improvements and the actual cost thereof.





Item  2.  -  MANAGEMENT'S DISCUSSION AND  ANALYSIS  OF  FINANCIAL
CONDITION AND
          RESULTS OF OPERATIONS

GENERAL

The Company has a 52/53-week fiscal year ending on the last Sunday in October of each year. The current fiscal year consists of fifty-two weeks and ends October 27, 2002. The first quarter of the Company's fiscal year consists of sixteen weeks with all subsequent quarters being twelve weeks in duration.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages which certain items of revenue and expense bear to total revenues.


                               Twelve Weeks Ended      Forty Weeks Ended
                               August 4, August 5,     August 4, August 5,
                                 2002       2001          2002      2001
                               ------    -------       -------     ------
Total revenues                  100.0%     100.0%        100.0%     100.0%

Operating expenses:
  Restaurant operating expenses
    Food and beverage            27.8       28.2          28.4       28.2
    Payroll and benefits         29.3       29.2          29.8       29.2
    Depreciation and
      amortization                4.1        5.2           4.0        5.2
    Other operating expenses     25.1       25.6          25.1       24.8
                                -----      -----         -----      -----
Total restaurant operating
  expenses                       86.3       88.2          87.3       87.4
                                -----      -----         -----      -----
Income from operations           13.7       11.8          12.7       12.6

  General and administrative      7.6        6.1           7.3        6.6
  Facility closing costs         (0.4)         -             -        0.1
  Amortization of intangibles     0.2        0.4           0.2        0.4
                                -----      -----         -----      -----
Operating income                  6.3        5.3           5.2        5.5
                                -----      -----         -----      -----
Other income (expense):
  Interest expense               (3.2)      (4.4)         (3.3)      (4.7)
  Other income (expense), net     0.3          -           0.5        0.3
                                -----      -----         -----      -----
Total other expense, net         (2.9)      (4.4)         (2.8)      (4.4)
                                -----      -----         -----      -----
Income before income taxes        3.4        0.9           2.4        1.1
Income tax provision              0.5        0.5           0.5        0.6
                                -----      -----         -----      -----
Net income                        2.9%       0.4%          1.9%       0.5%
                                =====      =====         =====      =====









Item  2.  -  MANAGEMENT'S DISCUSSION AND  ANALYSIS  OF  FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

Restaurant sales for the Company were $59,509,000 for the third quarter of fiscal 2002 versus $52,135,000 for the comparable period in fiscal 2001, an increase of $7,374,000. Restaurant sales for the first forty weeks of fiscal 2002 were $202,182,000 versus $172,620,000 for the comparable period in fiscal 2001, an increase of $29,562,000.

The Company's Burger King restaurant sales were $29,816,000 in the third quarter of fiscal 2002 compared to sales of $19,098,000 in the same period of fiscal 2001, an increase of $10,718,000. The Company had increased revenues of $9,930,000 from 41 Burger King restaurants in the Grand Rapids, Michigan metropolitan area which were purchased on October 15, 2001. The Company also had increased revenue of $574,000 due to additional sales weeks from one restaurant opened in fiscal 2002 and two restaurants opened in fiscal 2001 which were open for their first full year in fiscal 2002. The Company's Burger King restaurants had average weekly sales of $21,497 in the third quarter of fiscal 2002 versus $22,094 in the same period in fiscal 2001. The restaurants in the Grand Rapids acquisition have significantly lower sales than the Company's other Burger King restaurants and therefore adversely affected the average weekly sales for both the quarter and the forty weeks ended August 4, 2002. Sales at restaurants open for more than one year increased 0.9% in the third quarter of fiscal 2002 when compared to the same period in fiscal 2001. Sales increased $34,566,000 to $93,623,000 for the first forty weeks of fiscal 2002 compared to $59,057,000 for the comparable period in fiscal 2001. The Company had increased revenues of $31,134,000 from the 41 Burger King restaurants it acquired  in  the Grand Rapids, Michigan metropolitan  area.  The
Company had increased revenue of $2,310,000 due to additional sales weeks from one restaurant opened in fiscal 2002 and three restaurants opened in fiscal 2001 that were open for their first full year in fiscal 2002. Average weekly sales were $20,209 in the first forty weeks of fiscal 2002 versus $20,698 in the same period in fiscal 2001. Sales at restaurants open for more than one year increased 1.2% in the first forty weeks of fiscal 2002 when compared to the same period in fiscal 2001.

The Company's Chili's Grill & Bar restaurant sales increased $1,532,000 to $17,527,000 in the third quarter of fiscal 2002 compared to $15,995,000 in the same period in fiscal 2001. The Company had increased revenue of $940,000 due to additional sales weeks from two new restaurants opened during fiscal 2001. Average weekly sales increased to $44,259 in the third quarter of fiscal 2002 versus $42,767 in the same period of fiscal 2001. Sales at restaurants open for more than one year increased 3.7% in the third quarter of fiscal 2002 when compared to the same period in fiscal 2001. Sales for the first forty weeks of fiscal 2002 increased $5,301,000 to $57,776,000 compared to $52,475,000 for the same period in fiscal 2001. The Company had increased revenue of $3,626,000 due to additional sales weeks from two new restaurants opened during fiscal 2001. The average weekly sales were $43,770 in the first forty weeks of fiscal 2002 versus $42,250 in the same period in fiscal 2001. Sales at restaurants open for more than one year increased 3.7% in the first forty weeks of fiscal 2002 when compared to the same period in fiscal 2001. The Company believes that the increase in average weekly sales was mainly due to successful operational and marketing initiatives both by the Company and the franchisor.

Item  2.  -  MANAGEMENT'S DISCUSSION AND  ANALYSIS  OF  FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

Sales in the Company's Grady's American Grill restaurant division were $8,490,000 in the third quarter of fiscal 2002 compared to sales of $13,182,000 in the same period in fiscal 2001, a decrease of $4,692,000. The Company has closed 12 units through the third quarter of fiscal 2002. The absence of these units accounted for $3,338,000 of the sales decrease during the third quarter of fiscal 2002. The Company's Grady's American Grill restaurants had average weekly sales of $31,115 in the third quarter of fiscal 2002 versus $32,309 in the same period in fiscal 2001. Sales at restaurants open for more than one year decreased 14.5% in the third quarter of fiscal 2002 when compared to the same period in fiscal 2001. Sales for the first forty weeks of fiscal 2002 were $37,970,000 compared to $47,970,000 for the same period in fiscal 2001, a decrease of $10,000,000. The absence of the closed restaurants contributed approximately $4,330,000 to the sales decrease. Average weekly sales were $32,031 in the first forty weeks of fiscal 2002 versus $34,964 in the same period in fiscal 2001. Sales at restaurants open for more than one year decreased 12.1% in the first forty weeks of fiscal 2002 when compared to the same period in fiscal 2001.

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

While the Company believes that the Grady's American Grill assets are reported at their estimated fair values as of August 4, 2002, there can be no assurances thereof.

The Company's Italian Dining Division restaurant sales decreased $184,000 to $3,676,000 in the third quarter of fiscal 2002 compared to $3,860,000 in the same period in fiscal 2001. The average weekly sales were $38,292 in the third quarter of fiscal 2002 versus $40,205 in the same period of fiscal 2001. Sales at restaurants open for more than one year decreased 4.7% in the third quarter of fiscal 2002 when compared to the same period in fiscal 2001. Sales for the first forty weeks of fiscal 2002 decreased $305,000 to $12,813,000 compared to $13,118,000 for the same period in fiscal 2001. The average weekly sales were $40,041 in the first forty weeks of fiscal 2002 versus $40,994 in the same period in fiscal 2001. Sales at restaurants open for more than one year decreased 2.3% in the first forty weeks of fiscal 2002 when compared to the same period in fiscal 2001.

Item  2.  -  MANAGEMENT'S DISCUSSION AND  ANALYSIS  OF  FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

Total restaurant operating expenses, as a percentage of restaurant sales, decreased to 86.3% for the third quarter of fiscal 2002 versus 88.2% in the third quarter of fiscal 2001 and to 87.3% in the first forty weeks of fiscal 2002 versus 87.4% in the same period of fiscal 2001. The following factors influenced the operating margins.

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

On May 16, 2002, the Company sold nine Grady's American Grill Restaurants. The restaurants disposed of had significantly lower operating margins than the Company's other restaurants. The sale of the restaurants therefore had a positive effect on operating margins during the third quarter of fiscal 2002.

Food and beverage costs decreased to 27.8% of total revenues in the third quarter of fiscal 2002 compared to 28.2% of total revenues in the same period in fiscal 2001. Food and beverage costs in dollars and as a percentage of sales increased in the quick service segment due to the purchase of Burger King restaurants in Grand Rapids, Michigan. The Company had an increase in food and beverage costs of $2,944,000 in the third quarter of fiscal 2002 due to the addition of 41 Burger King restaurants in Grand Rapids, Michigan. The full service segment's food and beverage costs, as a percentage of sales, were lower in the third quarter of fiscal 2001. The decrease was mainly due to the reduced number of Grady's American Grill restaurants, which historically have had higher food and beverage costs than the Company's other full service concepts. Food and beverage costs increased to 28.4% in the first forty weeks of fiscal 2002 compared to 28.2% in the same period of fiscal 2001. Food and beverage costs in dollars and as a percentage of sales increased in the quick service segment due to the purchase of Burger King restaurants in Grand Rapids, Michigan. The Company had an increase in food and beverage costs of $9,366,000 in the first forty weeks of fiscal 2002 due to the addition of 41 Burger King restaurants in Grand Rapids, Michigan. Food and beverage costs as a percentage of sales were consistent in the full service segment for the first forty weeks of fiscal 2002 compared to fiscal 2001.

Payroll  and benefits were 29.3% of total revenues in  the  third quarter of fiscal 2002 compared to 29.2% in the same period of fiscal 2001. The increase as a percent of sales and in total dollars in the quick service segment was mainly due to the purchase of the Burger King restaurants in Grand Rapids, Michigan. The Company experienced an increase in payroll of $2,974,000 in the third quarter of fiscal 2002 due to the addition of the Burger King restaurants in Grand Rapids, Michigan. Payroll and benefits as a percentage of sales decreased slightly in the full service segment due to the reduced number of Grady's American Grill restaurants. Payroll and benefits were 29.8% of total revenues in the first forty weeks of fiscal 2002 compared to 29.2% in the same period of fiscal 2001. The Company experienced an increase in payroll, as a percentage of sales, in both the full service and the quick service segments. The increase as a percentage of sales in the full service segment was mainly due to the decreased average weekly sales in the Company's Grady's American Grill restaurants. The increase as a percent of sales and in total dollars in the quick service segment was due to the purchase of the Burger King restaurants in Grand Rapids, Michigan. The Company experienced an increase in payroll of $9,731,000 in the first forty weeks of fiscal 2002 due to the addition of the Burger King restaurants in Grand Rapids, Michigan.








Item  2.  -  MANAGEMENT'S DISCUSSION AND  ANALYSIS  OF  FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

Depreciation and amortization, as a percentage of total revenues, decreased to 4.1% for the third quarter of fiscal 2002 compared to 5.2% in the same period in fiscal 2001. The decrease was mainly due to a $486,000 decrease at the Company's Grady's division, which was a direct result of the fiscal 2001 asset impairment charge discussed above. This decrease was partially offset by a $240,000 increase in depreciation and amortization in the quick service segment due to the addition of 41 Burger King restaurants in Grand Rapids, Michigan. Depreciation and amortization, as a percentage of total revenues, decreased to 4.0% in the first forty weeks of fiscal 2002 compared to 5.2% in the same period in fiscal 2001. The fiscal 2001 impairment charge reduced the depreciation and amortization expense at the Company's Grady's division by $1,423,000 in the first forty weeks of fiscal 2001. This decrease was partially offset by a $755,000 increase in depreciation and amortization in the quick service segment due to the addition of 41 Burger King restaurants in Grand Rapids, Michigan.

Other restaurant operating expenses include rent and utilities, royalties, promotional expense, repairs and maintenance, property taxes and insurance. Other restaurant operating expenses as a percentage of total revenues decreased in the third quarter of fiscal 2002 to 25.1% compared to 25.6% in the same period of fiscal 2001 and increased to 25.1% in the first forty weeks of fiscal 2002 compared to 24.8% in the same period of fiscal 2001. The decrease in other restaurant operating expenses as a percentage of sales in the third quarter was mainly due to the sale of under performing Grady's American Grill restaurants and a reduction in promotional discounts in the Burger King restaurants. The increase in other restaurant operating expenses for the first forty weeks of fiscal 2002 was mainly due to the lower average weekly sales at the Company's Grady's division.

Income from restaurant operations increased $1,986,000 to $8,134,000, or 13.7% of revenues, in the third quarter of fiscal 2002 compared to $6,148,000, or 11.8% of revenues, in the comparable period of fiscal 2001. Income from restaurant operations in the Company's Quick Service segment increased
$1,703,000 while the Company's Full Service segment increased $312,000 from the prior year. Income from restaurant operations increased $3,892,000 to $25,570,000, or 12.7% of revenues, in the first forty weeks of fiscal 2002 compared to $21,678,000, or 12.6% of revenues, in the comparable period of fiscal 2001. Income from restaurant operations in the Company's Quick Service segment increased $4,082,000 while the Company's Full Service segment decreased $84,000 when compared to the first forty weeks of the prior year.

General and administrative expenses were $4,531,000 in the third quarter of fiscal 2002 compared to $3,199,000 in the third quarter of fiscal 2001 and $14,796,000 in the first forty weeks of fiscal 2002 compared to $11,449,000 in the same period of fiscal 2001. As a percentage of total restaurant sales, general and administrative expenses were 7.6% in the third quarter of fiscal 2002 versus 6.1% in the third quarter of fiscal 2001 and 7.3% in the first forty weeks of fiscal 2002 compared to 6.6% in the same period of fiscal 2001. In the third quarter of fiscal 2002 the Company recorded approximately $483,000 in expenses related to the Company's litigation with BFBC, LTD. and in the first forty weeks of fiscal 2002 the Company recorded approximately $1,364,000 for the BFBC, LTD litigation (See Note
8). The Company did not incur similar expenses during fiscal 2001. The Company also incurred additional general and administrative expenses related to the addition of 41 Burger King restaurants in Grand Rapids, Michigan. The increase in the third quarter of fiscal 2002 was $314,000 and the increase in the first forty weeks of fiscal 2002 was $1,076,000.










Item  2.  -  MANAGEMENT'S DISCUSSION AND  ANALYSIS  OF  FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

The Company incurred $34,000 in facility closing costs and reversed $245,000 in facility closing costs in the third quarter of fiscal 2002 because actual facility closing costs for certain restaurants were lower than the Company's original estimates.

Amortization of intangibles, as a percentage of total revenues, decreased to 0.2% for the third quarter of fiscal 2002 compared to 0.4% in the same period in fiscal 2001, and to 0.2% in the first forty weeks of fiscal 2002 compared to 0.4% for the same period in fiscal 2001. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" at the beginning of fiscal 2002. Under SFAS 142, amortization of goodwill was discontinued.

Total other expenses, as a percentage of revenues, decreased to 2.9% for the third quarter of fiscal 2002 from 4.4% during the comparable period in fiscal 2001, and to 2.8% in the first forty weeks of fiscal 2002 compared to 4.4% in the same period of fiscal 2001. The decrease was mainly due to lower interest rates and lower debt levels that reduced the Company's interest expense in the third quarter and first forty weeks of fiscal 2002 versus the same periods in fiscal 2001.

The provision for income taxes was $324,000 for the third quarter of fiscal 2002 versus $247,000 in the comparable period in fiscal 2001. The provision for income taxes was $1,080,000 for the first forty weeks of fiscal 2002 versus $1,104,000 in the comparable period in fiscal 2001. The Company's federal tax expense was completely offset by a reduction in the Company's deferred tax valuation allowance for both the third quarter and the first forty weeks of fiscal 2002. The Company has a large portion of state taxes that are based on criteria other than income. The Company expects to incur approximately $1,400,000 in state income taxes during fiscal 2002.

For the third quarter of fiscal 2002, the Company reported net income of $1,718,000 compared to net income of $213,000 for the same period of fiscal 2001 and $3,883,000 in the first forty weeks of fiscal 2002 compared to $778,000 in the same period of fiscal 2001.
Item  2.  -  MANAGEMENT'S DISCUSSION AND  ANALYSIS  OF  FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

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

In  the  first  forty  weeks of fiscal  2002,  cash  provided  by operating  activities was $13,614,000 compared to $10,201,000  in fiscal 2001. The increase in fiscal 2002 compared to fiscal  2001 was mainly due to increased profitability of the Company.

During the first forty weeks of fiscal 2002, the Company had $10,036,000 in capital expenditures in connection with the construction of new restaurants and the refurbishing of existing restaurants.

During the first forty weeks of fiscal 2002, the Company had $11,457,000 in proceeds from the sale of property and equipment, principally from the sale of Grady's American Grill restaurants.

The Company had a net repayment of $13,549,000 under its revolving credit agreement during the first forty weeks of fiscal 2002. As of August 4, 2002, the Company's revolving credit agreement had an additional $7,629,000 available for future borrowings. The Company's average borrowing rate on August 4, 2002, was 5.01%. The revolving credit agreement is subject to certain restrictive covenants that require the Company, among other things, to achieve agreed upon levels of cash flow. Under the revolving credit agreement the Company's funded debt to consolidated cash flow ratio and fixed charge coverage ratio requirements were 4.00 and 1.50, respectively, on August 4, 2002. The Company was in compliance with these requirements with a funded debt to consolidated cash flow ratio of 3.82 and a fixed charge coverage ratio of 1.71.

The Company did not repurchase any shares of stock during the first forty weeks of fiscal 2002. The Company repurchased 736,073 shares of its common stock in the open market in the first forty weeks of fiscal 2001 for $1,925,000. The Company does not presently intend to repurchase shares due to the Company's significant capital expenditure budget for fiscal 2002.

The Company's primary cash requirements in fiscal 2002 will be capital expenditures in connection with the opening of new restaurants, remodeling of existing restaurants, maintenance expenditures, and the reduction of debt under the Company's debt agreements. Through the first forty weeks of fiscal 2002, the Company has opened one new Burger King restaurant. During the fourth quarter of fiscal 2002, the Company anticipates opening one new Burger King restaurant, one Chili's restaurant and one Papa Vino's restaurant. The Company also plans to replace two existing Burger King buildings with new buildings at the same locations during the fourth quarter of fiscal 2002. The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new restaurants opened, whether the Company owns or leases new units and the actual expense related to remodeling and maintenance of existing units. While the Company's capital expenditures for fiscal 2002 are expected to range from $16,000,000 to $18,000,000, if the Company has alternative uses or needs for its cash, the Company believes it could delay such planned expenditures. A significant delay in opening restaurants could cause a default in the Company's development agreements if the Company were not able to obtain waivers from Brinker and Burger King. In such event, the Company could lose its right to open additional Chili's and Burger King restaurants and, in the case of Chili's, its right to exclusivity in its markets.




Item  2.  -  MANAGEMENT'S DISCUSSION AND  ANALYSIS  OF  FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)


The  Company  has  debt  service  requirements  of  approximately
$1,337,000 in fiscal 2002, consisting primarily of the principal payments required under the mortgage facility described below.

As of August 4, 2002, the Company had a financing package totaling $109,066,000, consisting of a $60,000,000 revolving credit agreement (the "Bank Facility") and a $49,066,000 mortgage facility (the "Mortgage Facility"), as described below.

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

On June 10, 2002, the Company refinanced its Bank Facility with a $60,000,000 revolving credit agreement with JP Morgan Chase Bank, as agent, and four other banks. The Bank Facility is collateralized by the stock of certain subsidiaries of the Company, certain interests in the Company's franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's personal property not pledged in the Mortgage Facility.

The Bank Facility contains restrictive covenants including maintenance of certain prescribed debt and fixed charge coverage ratios, limitations on the incurrence of additional indebtedness, limitations on consolidated capital expenditures, cross-default provisions with other material agreements, restrictions on the payment of dividends (other than stock dividends) and limitations on the purchase or redemption of shares of the Company's capital stock.

The Bank Facility, provides for borrowings at the adjusted LIBOR rate plus a contractual spread which is as follows:


RATIO OF FUNDED DEBT
TO CASH FLOW                                            LIBOR
MARGIN
--------------------                                   ----------

Greater than or equal to 3.50                               3.00%
Less than 3.5x but greater than or equal to 3.0x            2.75%
Less than 3.0x but greater than or equal to 2.5x            2.25%
Less than 2.5x                                              1.75%


                      QUALITY DINING, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                         August 4, 2002
                                  (Unaudited)

The Bank Facility also contains covenants requiring maintenance of funded debt to cash flow and fixed charge coverage ratios which are as follows:

MAXIMUM FUNDED DEBT
TO CASH FLOW RATIO              COVENANT
-------------------             ---------
Fiscal 2002
Q2                                4.00
Q3                                4.00
Q4                                4.00


Fiscal 2003
Q1 through Q3                     4.00
Q4                                3.75

Fiscal 2004
Q1 through Q3                     3.75
Q4                                3.50

Fiscal 2005
Q1 through Q2                     3.50
Thereafter                        3.00

FIXED CHARGE COVERAGE RATIO       1.50


The Company does not believe that its current business plans will be impeded by its leverage. Should the Company's leverage impede its business plan, the Company believes it could reduce its capital spending. Its principal opportunities to reduce capital spending would be to scale back its new unit development and/or its planned remodel budget.



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

Income taxes

The Company has recorded a valuation allowance to reduce its deferred tax assets since it is more likely than not that some portion of the deferred assets will not be realized. Management has considered all available evidence both positive and negative, including its historical operating results, estimates of future taxable income and ongoing feasible tax strategies in assessing the need for the valuation allowance; if these estimates and assumptions change in the future, the Company may be required to adjust its valuation allowance. This could result in a charge to, or an increase in, income in the period such determination is made.

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

The Company is periodically involved in various legal actions arising in the normal course of business. Management is required to assess the probability of any adverse judgments as well as the potential ranges of any losses. Management determines the required accruals after a careful review of the facts of each legal action. The accruals may change in the future due to new developments in these matters.

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


Item  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET
           RISK.

The Company is exposed to interest rate risk in connection with its $60.0 million revolving credit facility which provides for interest payable at the LIBOR rate plus a contractual spread. The Company's variable rate borrowings under this revolving credit facility totaled $50.7 million at August 4, 2002. The impact on the Company's annual results of operations of a one-point interest rate change would be approximately $507,000.




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

                                      Quality Dining, Inc.
                                      (Registrant)


Date:  September 17, 2002              By: /s/Jeanne M. Yoder
                                       --------------------------
                                       Vice President and Controller
                                      (Principal  accounting officer)












                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Daniel B. Fitzpatrick, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Quality Dining, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: September 17, 2002

                                   /s/ Daniel B. Fitzpatrick
                                   --------------------------
                                   Daniel B. Fitzpatrick
                                   President and Chief Executive
                                   Officer



                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, John C. Firth, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Quality Dining, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date: September 17, 2002

                                   /s/ John C. Firth
                                   ---------------------------
                                   John C. Firth
                                   Executive Vice President and
                                   General Counsel (Principal
                                   Financial Officer)




INDEX TO EXHIBITS

Exhibit Number           Description
--------------           ---------------------------------

10-S                 *  Amendment, dated September  9,  2002,  to
                        Employment Agreement between the Company and John C. Firth

10-AE Aircraft Hourly Rental Agreement by and between BMSB, Inc. and Quality Dining, Inc., dated as of August 22, 2002

99.1                 Certification of Chief Executive Officer
                     Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Executive Vice
                    President and General Counsel
                   (Principal Financial Officer) Pursuant to 18
                    U.S.C. Section 1350, as Adopted Pursuant  to
                    Section 906 of the Sarbanes-Oxley Act of 2002.





Exhibit 10-S
--------------------


September 9, 2002

John C. Firth
Executive Vice President,
General Counsel and Secretary
Quality Dining, Inc.
4220 Edison Lakes Parkway
Mishawaka, IN  46545

Dear John:

This letter constitutes a supplement of, and amendment to, the Employment Agreement dated August 24, 1999, between you and Quality Dining, Inc. (the "Company"). Except as herein supplemented or amended, the Employment Agreement shall remain in full force and effect. Capitalized terms used herein and not defined herein shall have the meanings ascribed to them in the Employment Agreement.

1.Base Salary. Your annualized Base Salary for the period commencing June 24, 2002 through the end of fiscal year 2003 shall be $285,000.00. Your Base Salary for fiscal year 2004 shall be $300,000.00. Your Base Salary for fiscal year 2005, shall be $315,000.00.

2.Extraordinary Bonus. In addition to any annual bonus you are eligible to receive pursuant to Section 4(b)(ii) of the Employment Agreement, the Company has awarded you an extraordinary bonus of $100,000.00 which will be paid to you on the regular payroll date closest to October 15, 2002 provided you are then still in the Company's employ.

3.Extraordinary Restricted Stock and Stock Option Grant. In addition to any regular grants of restricted stock and/or stock options which you are eligible to receive as an executive officer of the Company, the Company shall grant to you as of the date of this letter 120,000 shares of restricted stock which would vest 10 years from the date of grant, subject to accelerated vesting in one-third increments at each of $1.00, $2.00 and $4.00 increases in the market price of the Company's common stock over the closing market price of the Company's common stock on the date of grant. If the closing price of the Company's common stock equals or exceeds any above specified incremental increase for a period of 10 out of 20 consecutive trading days, then one-third of the shares granted would vest for each specified increase. In addition, the Company shall grant to you as of the date of this letter options for an aggregate of 60,000 shares of the Company's common stock, which options would vest over three years at a rate of 50% of such shares vesting one year from the date of grant, 25% two years from the date of grant and the remaining 25% three years from the date of grant. The exercise price of such options shall be the closing price of the Company's common stock on the date of grant. The restricted stock and options shall be granted pursuant to the Company's 1997 Stock Option and Incentive Plan.

If you agree to the terms of this letter, please execute and return to me the copy of this letter enclosed herewith.
Yours very truly,

QUALITY DINING, INC.


By:   /s/ Daniel B. Fitzpatrick
Daniel B. Fitzpatrick
Chairman, President & CEO


Accepted and Agreed to this 9th day of September, 2002.


/s/ John C. Firth
John C. Firth





EXHIBIT 10-AE
--------------------

AIRCRAFT HOURLY RENTAL AGREEMENT


THIS AGREEMENT made as of the 22nd day of August 2002, ("Agreement") by and between BMSB, Inc., a Florida corporation
("Owner"), and Quality Dining, Inc., an Indiana corporation
("Operator").


1. Rental of the Aircraft

     Owner hereby rents to Operator the non-exclusive right to use and operate a certain aircraft, as outlined on Exhibit A, (the "Aircraft"), which is owned and titled in the name of Owner. Operator is renting Aircraft for the purpose of transporting Operator or its members, directors, officers, employees and guests in furtherance of its primary, non-transportation business.

2.   Delivery of Aircraft

     The Aircraft shall be delivered to Operator at the location outlined on Exhibit A, or such other location upon which the parties may agree. Each date on which Owner delivers possession of the Aircraft to Operator is referred to in this Agreement as a "Delivery Date." Each rental period shall commence with delivery and conclude with return of the Aircraft. If requested by Owner, Operator shall execute a Delivery and Acceptance Certificate in the form attached to this Agreement each time Operator accepts delivery of the Aircraft.

3.   Rental Period

     The "Rental Period" shall consist of flight time during the term of this Agreement, as well as any other period after Owner has delivered possession of the Aircraft to Operator until Operator returns the Aircraft to Owner. Operator shall schedule its desired flight time (and Aircraft return time) in advance with Owner. The Aircraft shall be available to Operator when not previously scheduled by Owner or any other Operator or is otherwise unavailable, such as due to maintenance.

4.   Rent

     Operator shall pay Owner base rent as outlined on Exhibit A for use of the Aircraft. The sum of the base rent and all other charges, payments, and indemnities due by Operator hereunder are hereinafter referred to as "Aggregate Rentals." The hourly charges shall be calculated on the time from takeoff to landing at destination of each leg of the trip based on readings from the Hobbs meter.



5.   Term

     This Agreement shall be for a one year term and shall automatically renew for an additional year unless either Party provides written notice prior to its anniversary date.

6.   Certain Covenants of Operator.  Operator agrees as follows:

     a. Furnishing of Information
        Operator shall furnish from time to time to Owner such information regarding Operator's use, operation, or maintenance of the Aircraft as Owner may reasonably request.

     b. Lawful Use
        The Aircraft shall not be maintained, used, operated, or stored by Operator in violation of any law or any rule, regulation, or order of any government or governmental authority having jurisdiction (domestic or foreign), or in violation of any airworthiness certificate, license, or registration relating to the Aircraft or its use, or in violation or breach of any representation or warranty made with respect to obtaining insurance on the Aircraft or any term or condition of such insurance policy. Aircraft operations shall be limited to operations allowed under Part 91 of Title 14 of the Code of Federal Regulations.

     c. Aircraft Location
        The Aircraft shall not be operated or located by Operator in (i) any area excluded from coverage by the terms of insurance, or (ii) any recognized or threatened area of hostilities, unless fully covered to Owner's satisfaction by war risk insurance. The predominant use of the Aircraft will be within the United States, and in particular Operator shall during the term hereof comply with Section 47.9(a)(3) and (b) of Title 14 of the Code of Federal Regulations.

     d. Base of the Aircraft
        The Aircraft shall be principally based as outlined on Exhibit A unless otherwise approved by Owner.

     e. Transportation Code Filings
        Operator shall not take any action that would endanger the U.S. Registration of the Aircraft under Title 49 of the U.S.
Code, and the rules and regulations promulgated thereunder.

     f. Non-Offset Expenses
        Operator will incur certain expenses that will benefit only the Operator. These payments include catering, fines and fees on penalties arising out of Operator's use, and sales or use taxes due to Operator's use. Operator agrees to pay these expenses when due.

     g. Offset Expense Payments
        Operator will incur certain expenses that will benefit Owner and Joint Renters of the Aircraft. These payments include scheduled and non-scheduled maintenance pursuant to Paragraph 7, hangar and storage charges while at home base, insurance premiums for insurance coverage pursuant to Paragraph 10, fuel, crew expenses, landing fees, handling fees away from home base, custom fees and property and ad valorem taxes. Operator agrees to pay these expenses when due.

     h. Log Books
        Operator shall maintain current and complete logs, books, and records pertaining to the Aircraft during each Rental Period in accordance with Federal Aviation Administration ("FAA") rules and regulations and Operator shall deliver such records in legible form to Owner.

     i. Pilots
        The Aircraft shall, at all times during each Rental Period, be operated by duly qualified, current, and rated (appropriate to the Aircraft) pilots employed, paid, and contracted for by Operator, whose licenses are in good standing, who meet the requirements established and specified by the insurance policies required hereunder, and by the FAA, and any other reasonable requirements established by Owner from time to time.

     j. Liens
        Operator will not directly or indirectly create, incur, or permit to be created as a result of Operator's acts or omissions, any liens on or with respect to (i) the Aircraft or any part thereof, (ii) Owner's title thereto or any interest of Owner in or to the Aircraft, or (iii) Operator's interest under this Agreement. Operator shall promptly, at its own expense, take such action as may be necessary to promptly discharge any such lien.

     k. Taxes
        Operator shall pay to and indemnify the Owner for, and hold the Owner harmless from and against, all franchise, gross receipts, rental, sales, use, excise, personal property, ad valorem, value added, leasing, leasing use, stamp, landing, airport use or other taxes, levies, imposts, duties, charges, fees or withholdings of any nature, together with any penalties, fines, or interest thereon ("Taxes") arising out of the transactions contemplated by this Agreement and imposed against Owner, Operator, or the Aircraft or any part thereof by any federal or foreign government, any state, municipal or local subdivision, any agency or instrumentality thereof or other taxing authority, or upon the ownership, delivery, leasing, possession, use, operation, return, transfer or release thereof, or upon the rentals, receipts or earnings arising therefrom, or upon or with respect to this Agreement; provided, however, that Operator shall not have any obligation or liability with respect to any state or federal income taxes imposed upon Owner. If a claim is made against Owner for any Tax that is subject to indemnification hereunder, Owner shall notify Operator promptly of such claim in writing. In case any report or return is required to be made with respect to any taxes, Operator will either (after notice to Owner) make such report or return in such manner as will show the ownership of the Aircraft in Owner and send a copy of such report or return to Owner or will notify Owner of such requirement and make such report or return in such manner as shall be satisfactory to Owner. Owner agrees to cooperate fully with Operator in the preparation of any such report or return.

7.   Aircraft Maintenance

During the Lease Term and until such time as the Aircraft is returned to Owner, Operator agrees, at its own cost and expense, to keep the Aircraft at all times in (a) fully operational, duly certified, and airworthy condition and (b) condition adequate to comply with all regulations of the FAA or any other governmental agency having jurisdiction over the maintenance, use or operation of the Aircraft. Without limiting the foregoing, Operator, at its own cost and expense, shall maintain, inspect, service, and test the Aircraft and perform all repairs on the Aircraft in accordance with all maintenance manuals for the Aircraft from time to time issued by the airframe manufacturer, the engine manufacturer, or any other manufacturer. All work required by this Paragraph 7 shall be undertaken and completed only by properly trained, licensed, and certified maintenance personnel. All replacement parts shall be of the type approved by the airframe manufacturer, be of the same quality as the replaced part, and become the property of Owner (free and clear of all liens and encumbrances) upon installation.

8.   Inspection

     Owner or its designee shall have the right, but not the duty, to inspect the Aircraft at any reasonable time and upon reasonable notice. Upon Owner's request, Operator shall advise Owner of the Aircraft's location and, within a reasonable time and, provided there is no undue inconvenience and delay to Operator, shall permit Owner to examine all information, logs, documents, and Operator's records regarding or with respect to the Aircraft and its use or condition.

9.   Loss or Damage

     a. Risk of Loss
        Operator agrees to provide insurance for the benefit of Owner and Operator for coverage including loss, theft, confiscation, damage to or destruction of the Aircraft from any cause whatsoever. Operator will provide Owner a copy of said insurance on request. Owner agrees to hold Operator harmless for any loss in excess of insurance coverage provided by Operator.

     b. Insurance Proceeds Received by Operator
        In the event Operator receives any insurance proceeds, Operator shall be obligated to immediately pay to Owner the full amount of said proceeds.

10.  Insurance

     Operator shall secure and maintain in effect at its own expense throughout the term hereof such insurance policies covering the Aircraft against a Casualty Occurrence as Owner shall deem appropriate. All insurance policies shall name Owner (or its designee in Owner's sole discretion) as owner of the Aircraft and as loss payee. In the event of a Casualty Occurrence, any insurance proceeds (other than for liability insurance) received by the Operator with respect to the Casualty Occurrence involving the Aircraft shall be paid to Owner.

11.  Return

     a. Location
        Upon the termination or expiration of each Rental Period, Operator shall return the Aircraft to the location designated on the delivery and acceptance certificate (or such other mutually agreeable location). All expenses for delivery and return of the Aircraft shall be borne by Operator. In the event that Operator fails for any reason whatsoever to return the Aircraft on or before the last day of each Rental Period, Owner's damages shall include, but shall not be limited to, lost rentals at the rate of 5 hours base rental charge for each day that such return is delayed.

     b. Return Condition
        Upon return and at Operator's expense, the Aircraft must satisfy all of the following conditions:

        i. The Aircraft must be in substantially the same condition as upon the commencement of each Rental Period, with all equipment, parts, components, passenger service items, and other accessories that were on or in the Aircraft when delivered to Operator in a serviceable condition or with an equivalent or better replacement thereof;

        ii. All exterior paint and interior components (including without limitation, paint, carpet, fabric, and wood paneling) must be in the same good appearance as when the Aircraft was delivered to Operator (reasonable wear and tear excepted);

        iii.The Aircraft must be returned with all and complete originals of the logs maintained by Operator (or if originals are not available, then any consequences of (or conditions to) use of new logs and new maintenance records under FAA rules and regulations shall be observed or complied with, including without limitation any engine and/or airframe rebuild under FAA rules and regulations, including any engine rebuild under 14 CFR 91.175), manuals, certificates, data, inspection, modification and overhaul records, and all entries therein must be complete, correct, and current, and in the case of any modifications made to, or supplemental type certificates incorporated in, the Aircraft, all engineering documents and drawings therefor must also be returned;

        iv. The Aircraft shall not have suffered any major damage nor any damage of the kind requiring the use of an FAA Form 337 during each Rental Period;

        v. The Aircraft shall be free of any hazardous or otherwise unacceptable materials, contaminants, or substances except as required for flight; and

        vi. The Aircraft shall undergo an inspection or inspections or a flight test or tests, as required in Owner's discretion, resulting in the Owner's determination that the Aircraft and all parts, components, systems, and records comply with FAA standards at that date and meet all of the above conditions.

     If Operator does not return the Aircraft in accordance with the above condition, (i) Owner may make (or cause to be made) any repairs reasonably necessary to restore the Aircraft to the required condition, (ii) Operator shall reimburse Owner, upon demand, for any costs, expenses and fees, fees and expenses for repairs, and lost rentals at the per diem rate related to such restoration, and/or (iii) Operator shall compensate Owner for the diminished value of the Aircraft resulting from Operator's failure to return the Aircraft in such condition to Owner's satisfaction.

     If the parties hereto cannot agree on the diminished value of the Aircraft mentioned in the preceding clause (iii) above, said value shall be established by using the average of the diminished value determined by two appraisals (each party appointing on appraiser) if these are within five percent (5%) of the highest; if not, a third appraisal shall be done (the appraiser being appointed by the two preceding appraisers) and the average of the two closest appraisals shall be used.

12.  Owner's Disclaimer

     NEITHER OWNER (NOR ITS AFFILIATES) MAKES, HAS MADE, OR SHALL BE DEEMED TO MAKE OR HAVE MADE, ANY WARRANTY OR REPRESENTATION, EITHER EXPRESS OR IMPLIED, WRITTEN OR ORAL, WITH RESPECT TO THE AIRCRAFT RENTED HEREUNDER OR ANY ENGINE OR COMPONENT THEREOF, INCLUDING, WITHOUT LIMITATION, ANY WARRANTY AS TO DESIGN, COMPLIANCE WITH SPECIFICATIONS, QUALITY OF MATERIALS OR WORKMANSHIP, MERCHANTABILITY, FITNESS FOR ANY PURPOSE, USE OR OPERATION, AIRWORTHINESS, SAFETY, PATENT, TRADEMARK OR COPYRIGHT INFRINGEMENT, OR TITLE. All such risks, as between Owner (and its affiliates) and Operator, are to be borne by Operator. Without limiting the foregoing, Owner and its affiliates shall have no responsibility or liability to Operator or any other person with respect to any of the following, regardless of any negligence of Owner or its affiliates: (i) any liability, loss, or damage caused or alleged to be caused directly or indirectly by the Aircraft, any inadequacy thereof, any deficiency or defect (latent or otherwise) therein, or any other circumstance in connection therewith; (ii) the use, operation, or performance of the Aircraft or any risks relating thereto, (iii) any interruption of service, loss of business or anticipated profits or consequential damages, or (iv) the delivery, operation, servicing, maintenance, repair, improvement, or replacement of the Aircraft.

13.  Indemnification

     a. General Indemnity
        Operator shall indemnify and save harmless Owner, its affiliates, its successors and assigns, their directors, officers and employees, from and against any and all losses, claims (including without limitation, claims involving strict or absolute liability in tort, damage, injury, death, liability, and third party claims), suits, demands, costs, and expenses of every nature (including, without limitation, reasonable attorneys' fees) arising directly or indirectly from or in connection with the possession, maintenance, condition, storage, use, operation, or return operation of the Aircraft and Operator shall, upon request, defend any actions based on or arising out of any of the foregoing.

     b. Survival
        Operator's obligations under this Paragraph 13 shall survive termination of this Agreement and shall remain in effect until all required indemnity payments have been made by Operator to Owner. All references to Owner in this Paragraph 13 include Owner and any consolidated taxpayer group of which Owner is a member.

14.  Operator's Default

     Each of the following events shall constitute an "Event of Default" hereunder (whatever the reason for such event of default and whether it shall be voluntary or involuntary, or come about or be effected by operation of law, or be pursuant to or in compliance with any judgment, degree, or order of any court of any order, rule, or regulation of any administrative or governmental body):

     a. Operator shall fail to make payment of any Aggregate
Rental within ten (10) days after the same shall become due and such failure shall continue for five (5) days after written notice thereof from Owner to Operator; or

     b. Operator shall fail to perform or observe any covenant, condition, or agreement to be performed or observed by it under this Agreement or any agreement, document, or certificate delivered by Operator in connection herewith. Owner shall endeavor to provide Operator with written notice and three (3) days to cure such breach, except in the case of emergency or a continuing breach which cannot be cured; or

     c. Any representation or warranty made by Operator in this Agreement or any agreement, document, or certificate delivered by the Operator in connection herewith is or shall become incorrect in any material respect, and, if such a default is susceptible of being corrected, Operator fails to correct such default within three (3) days of a written notice of Owner requesting correction of same; or

     d. Operator shall become insolvent; or

     e. Operator makes an assignment for the benefit of creditors, or if a petition is file by or against Operator under any bankruptcy or insolvency law; or

     f. If a receiver is appointed for Operator or any of Operator's property.

15.  Owner's Remedies

     a. Remedies
        Upon the occurrence of any Event of Default Owner may, at its option, exercise any of all remedies available at law or in equity, including, without limitation, any or all of the following remedies, as Owner in its sole discretion shall elect:

        i. By notice in writing terminate this Agreement, whereupon all rights of the Operator to the use of the Aircraft or any part thereof shall absolutely cease and terminate but Operator shall remain liable as hereinafter provided; and thereupon Operator, if so requested by the Owner, shall at its expense promptly return the Aircraft as required by Paragraph 11 hereof or Owner, at its option, may, with or without legal process, enter upon the premises where the Aircraft may be located and take immediate possession of and remove the same. Operator specifically authorizes Owner's entry upon any premises where the Aircraft maybe located for the purpose of, and waives any cause of action it may have arising from, a peaceful retaking of the Aircraft. Operator shall, without further demand, forthwith pay to Owner as liquidated damages for loss of a bargain and not as a penalty, an amount equal to the total accrued and unpaid Aggregate Expenses, plus all other accrued and unpaid amounts due hereunder, plus the Stipulated Loss Value in the event that the Aircraft has not been returned. Upon payment in full of the Stipulated Loss Value (if applicable), the Aggregate Expenses for the Aircraft shall cease to accrue as to the date of such payment, each Rental Period shall terminate, and (except in the case of the loss, theft, confiscation, or complete destruction of the Aircraft and subject to the rights of the insurer following payment of a settlement to request transfer of title and possession of the Aircraft) Operator shall be entitled to recover possession of the Aircraft and obtain title thereto; and

        ii. Perform or cause to be performed any obligation, covenant, or agreement of Operator hereunder. Operator agrees to pay all reasonable costs and expenses incurred by Owner for such performance as additional Aggregate Rental hereunder and acknowledges that such performance by Owner shall not be deemed to cure said Event of Default.

     b. Costs and Attorneys' Fees
        Operator shall be liable for all costs, charges, and expenses, including reasonable legal fees and disbursements, incurred by Owner by reason of the occurrence of any Event of Default or the exercise of Owner's remedies with respect thereto.

     c. Nonexclusive
        No remedy referred to herein is intended to be exclusive, but each shall be cumulative and in addition to any other remedy referred to above or otherwise available to Owner at law or in equity. Owner shall not be deemed to have waived any breach, Event of Default or right hereunder unless the same is acknowledged in writing by a duly authorized representative of Owner. No waiver by Owner of any default or Event of Default hereunder shall in any way be, or be construed to be, a waiver of any future or subsequent default or Event of Default. The failure or delay of Owner in exercising any rights granted it hereunder upon any occurrence of any of the contingencies set forth herein shall not constitute a waiver of any such right upon the continuation or recurrence of any such contingencies or similar contingencies and any single or partial exercise of any particular right by Owner shall not exhaust the same or constitute a waiver of any other right provided herein.

16.  Owner's Assignment

     It is understood that Owner may assign or pledge any or all of its rights in this Agreement or the Aircraft without notice to or the consent of Operator.

17.  Notices

     Unless specifically provided to the contrary herein all notices permitted or required by this Agreement shall be in writing and shall be deemed given with sent by commercial courier, registered or certified mail, return receipt requested, postage prepaid, to the address set forth hereinbelow, or such other address as may hereafter be designated by the addressee in a written notice to the other party.

Owner:BMSB, Inc.
4220 Edison Lakes Parkway
Mishawaka, IN  46545

Operator:Quality Dining, Inc.
4220 Edison Lakes Parkway
Mishawaka, IN  46545

18.  Entire Agreement

The terms and conditions of this Agreement constitute the entire agreement between the parties as to the subject matter hereof and supersede all prior written and oral negotiations, representations, and agreements, if any, between the parties on such matters and shall be binding upon the parties, their successors, assigns, and legal representatives.

19.  Modification of Agreement

     No change or modification hereof or waiver of any term or condition hereof shall be effective unless the change or modification is in writing and signed by both parties.

20.  Time of the Essence

     Time is of the essence in this Agreement.

21.  Headings

     The headings of Sections and subsections of this Agreement are included for convenience only and shall not be used in its construction or interpretation.

22.  Governing Law

     THE PARTIES HERETO ACKNOWLEDGE THAT THIS AGREEMENT SHALL BE
GOVERNED BY AND CONSTRUED IN ALL RESPECT IN ACCORDANCE WITH THE
SUBSTANTIVE LAWS OF THE STATE OF INDIANA (WITHOUT REGARD TO ITS
CHOICE OF LAWS RULES).

23.  Truth-in-Leasing

     a. OPERATOR HAS REVIEWED THE AIRCRAFT'S MAINTENANCE AND OPERATING LOGS SINCE ITS DATE OF MANUFACTURE AND HAS FOUND THAT THE AIRCRAFT HAS BEEN MAINTAINED AND INSPECTED UNDER PART 91 OF THE FEDERAL AVIATION REGULATIONS. OWNER CERTIFIES THAT, ON THE DELIVERY DATE, THE AIRCRAFT WILL COMPLY WITH THE APPLICABLE MAINTENANCE AND INSPECTION REQUIREMENTS OF PART 91 OF THE FEDERAL AVIATION REGULATIONS.

     b. OPERATOR CERTIFIES THAT OPERATOR, AND NOT OWNER, IS RESPONSIBLE FOR OPERATIONAL CONTROL OF THE AIRCRAFT UNDER THIS AGREEMENT DURING EACH RENTAL PERIOD. OPERATOR FURTHER CERTIFIES THAT OPERATOR UNDERSTANDS ITS RESPONSIBILITY FOR COMPLIANCE WITH APPLICABLE FEDERAL AVIATION REGULATIONS.

     c. OPERATOR CERTIFIES THAT THE AIRCRAFT WILL BE MAINTAINED AND INSPECTED DURING EACH RENTAL PERIOD UNDER PART 91 OF THE FEDERAL AVIATION REGULATIONS OF OPERATIONS TO BE CONDUCTED UNDER THIS AGREEMENT. OPERATOR UNDERSTANDS THAT AN EXPLANATION OF FACTORS BEARING ON OPERATIONAL CONTROL AND PERTINENT FEDERAL AVIATION REGULATIONS CAN BE OBTAINED FROM THE NEAREST FAA FLIGHT STANDARDS DISTRICT OFFICE, GENERAL AVIATION DISTRICT OFFICE, OR AIR CARRIER DISTRICT OFFICE.



     IN WITNESS WHEREOF, the parties hereto have each caused this Agreement to be duly executed as of the year and day first above written. THIS AGREEMENT SHALL NOT BE EFFECTIVE UNTIL EXECUTED ON
BEHALF OF EACH PARTY.

OWNER:                                   OPERATOR:

BMSB, Inc.                               Quality Dining, Inc.



By:  /s/ Daniel B. Fitzpatrick       By: /s/ John C. Firth
------------------------------       --------------------------
Title:  President                    Title:  Executive Vice President

DELIVERY AND ACCEPTANCE CERTIFICATE

This Certificate is delivered by the undersigned Operator ("Operator") pursuant to the Aircraft Agreement dated as of the ___ day of ____________, 2002, ("Agreement"), and in connection with the following aircraft ("Aircraft") rented thereunder:

Aircraft: 1993 Beech 400A, Serial Number RK-72, N428WE

Operator hereby certifies that the Aircraft (including all pertinent operational equipment and logs and maintenance manuals) has been delivered to Operator, that Operator has caused its duly qualified expert to inspect the Aircraft (and all pertinent operational equipment and logs and maintenance manuals), and that, based upon such inspection (which is entirely to Operator's satisfaction), Operator hereby accepts the Aircraft as of the Delivery Date specified below for all purposes of the Agreement (including, without limitation, "operational control" thereof as such term is used and defined under the Federal Aviation Regulations). Operator will have operational control commencing at the beginning of each Rental Period and ending upon the return of the Aircraft to Owner at the end of each Rental Period throughout the term of this Agreement. Operator hereby further certifies that the following information is true and correct:

Delivery Date: The date of Operator's execution of this Certificate.

Delivery Location:  Greenville-Spartanburg International, South
Carolina (GSP)


OWNER:      WITNESS:

BMSB, Inc.  By:  _________________________

By:         Date:  ________________________


Date:

OPERATOR:

Quality Dining, Inc.

By:  _________________________

Date: _________________________

EXHIBIT A



Aircraft Identification

Aircraft: 1993 Beech 400A, Serial Number RK-72, N428WE


Hourly Rental Charges

Total hourly rent shall be the sum of the hourly rent amount of $1,275 per hour, multiplied by Flight Time defined in paragraph
4, reduced by offset expense payments pursuant to paragraph 6g.


Base Airport

South Bend Regional (SBN)


Exhibit 99.1
-------------------
                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Quality Dining, Inc. (the "Company") on Form 10-Q for the period ending August 4, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel B. Fitzpatrick, Chairman of the Board, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Daniel B. Fitzpatrick
-------------------------------
Daniel B. Fitzpatrick
Chairman of the Board, President and
Chief Executive Officer
September 17, 2002



Exhibit 99.2
----------------
                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Quality Dining, Inc. (the "Company") on Form 10-Q for the period ending August 4, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John C. Firth, Executive Vice President and General Counsel (Principal Financial Officer) of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ John C. Firth
------------------
John C. Firth,
Executive Vice President and
General Counsel (Principal Financial Officer)
September 17, 2002