Form 10-K
period 2002-10-27
QUALITY DINING INC
filed 2003-01-24
CIK 917126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
         (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended        OCTOBER 27, 2002
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

                                 (574) 271-4600
              (Registrant's telephone number, including area code)

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

Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                   $24,692,266

Aggregate market value of the voting stock held by nonaffiliates of the Registrant based on the last sale price for such stock at November 27, 2002 (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are "affiliates").

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2) of the Act).
Yes [ ] No [X]

                                   $26,592,647

Aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of May 10, 2002 (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are "affiliates").

                                   11,609,099

       Number of shares of Common Stock, without par value, outstanding at
                                January 14, 2003

                       DOCUMENT INCORPORATED BY REFERENCE

Portions of the following document have been incorporated by reference into this Annual Report on Form 10-K
IDENTITY OF DOCUMENT                                PART OF FORM 10-K INTO WHICH
                                                    DOCUMENT IS INCORPORATED

Definitive Proxy Statement for the Annual Meeting
of Shareholders to be held March 11, 2003.          PART III

                              QUALITY DINING, INC.
                               Mishawaka, Indiana
               Annual Report to Securities and Exchange Commission
                                October 27, 2002

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Quality Dining, Inc. (the "Company") operates four distinct restaurant concepts. It owns the Grady's American Grill(R) concept and an Italian Dining concept. The Company operates its Italian Dining restaurants under the tradenames of Spageddies Italian Kitchen(R) ("Spageddies"(R)) and Papa Vino's Italian Kitchen(R) ("Papa Vino's"(R)). The Company also operates Burger King(R) restaurants and Chili's Grill & Bar(TM) ("Chili's"(R)) as a franchisee of Burger King Corporation and Brinker International, Inc. ("Brinker"), respectively. As of October 27, 2002, the Company operated 174 restaurants, including 115 Burger King restaurants, 34 Chili's, 16 Grady's American Grill restaurants, three Spageddies and six Papa Vino's. Summarized financial information concerning the Company's reportable segments is included in Note 14 to the Company's financial statements included elsewhere in this report.

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

     Hands-On Management Style. Members of the Company's senior management are actively involved in the operations of each of the Company's restaurant concepts. This active management approach is a key factor in the Company's efforts to control costs, enhance training and development of employees and optimize operating income.

     Quality Franchise Partners. The Company has historically sought franchisors with established reputations for leadership in their various segments of the restaurant industry who have proven integrity and share the Company's focus on value, customer service and quality.

     Use of Technology. The Company actively tracks the performance of its business utilizing computer and point-of-sale technology to provide timely and accurate reporting.


EXPANSION

     The Company currently plans to open one or two Burger King restaurants and two or three full service restaurants in fiscal 2003. The Company also plans to replace five existing Burger King buildings with new Burger King buildings at the same locations. The Company's long-term expansion strategy is focused on the development of restaurants in existing markets in order to optimize market penetration. In addition, the Company will continue to consider strategic acquisitions in the Burger King system.

     During fiscal 2002, the Company built two new Burger King restaurants, one new Chili's restaurant and one new Papa Vino's restaurant. The Company sold 15 and closed three Grady's American Grill restaurants in fiscal 2002. (See "Grady's American Grill" and Note 11 to the Company's financial statements.)

     During fiscal 2001, the Company purchased 42 Burger King restaurants in the Grand Rapids metropolitan area (See Note 13 to the Company's financial statements). The Company paid $4.2 million in cash and assumed certain liabilities of approximately $1.8 million. Three of these restaurants were closed in fiscal 2002.

     The amount of the Company's total investment to develop new restaurants depends upon various factors, including prevailing real estate prices and lease rates, raw material costs and construction labor costs in each market in which a new restaurant is to be opened. The Company may own or lease the real estate for future development.


BURGER KING

     General. Prior to December, 2002 Burger King Corporation was an indirect wholly-owned subsidiary of Diageo, PLC. In July, 2002 Diageo agreed to sell Burger King Corporation to an investment group led by Texas Pacific Group for $2.26 billion. In December, 2002, Diageo, PLC announced that it had completed the sale of Burger King Corporation to Texas Pacific Group although the purchase price had been reduced to $1.5 billion due in part to the current highly competitive environment in which Burger King operates. Burger King Corporation has been franchising Burger King restaurants since 1954 and has since expanded to locations throughout the world.

     Menu. Each Burger King restaurant offers a diverse menu containing a variety of traditional and innovative food items, featuring the Whopper(R) sandwich and other flame-broiled hamburgers and sandwiches, which are prepared to order with the customer's choice of condiments. The menu also typically includes breakfast entrees, french fries, onion rings, desserts and soft drinks. The Burger King system philosophy is characterized by its "Have It Your Way"(R) service, generous portions and competitive prices, resulting in high value to its customers. Management believes these characteristics distinguish Burger King restaurants from their competitors and have the potential to provide a competitive advantage.

     Advertising and Marketing. As required by its franchise agreements, the Company contributes 4.0% of its restaurant sales to an advertising and marketing fund controlled by Burger King Corporation. Burger King Corporation uses this fund primarily to develop system-wide advertising, sales promotions and marketing materials and concepts. In addition to its required contribution to the advertising and marketing fund, the Company makes local advertising expenditures intended specifically to benefit its own Burger King restaurants. Typically, the Company spends its local advertising dollars on television and radio.


CHILI'S GRILL & BAR

     General. The Chili's concept is owned by Brinker, a publicly-held corporation headquartered in Dallas, Texas. The first Chili's Grill & Bar restaurant opened in 1975.

     Menu. Chili's restaurants are full service, casual dining restaurants featuring quick and friendly table service designed to minimize customer waiting and facilitate table turnover. Service personnel are dressed casually to reinforce the casual environment. Chili's restaurants feature a diverse menu of broadly appealing food items, including a variety of hamburgers, fajitas, steak, chicken and seafood entrees and sandwiches, barbecued ribs, salads, appetizers and desserts, all of which are prepared fresh daily according to recipes specified by Chili's. Emphasis is placed on serving substantial portions of quality food at modest prices. Each Chili's restaurant has a full-service bar.

     Advertising and Marketing. Pursuant to its franchise agreements with Brinker, the Company contributes 0.5% of sales from each restaurant to Brinker for advertising and marketing to benefit all restaurants. As part of a system-wide promotional effort, the Company paid an additional advertising fee of 0.375% of sales for the period beginning September 1, 1999 and ended August 30, 2000 and paid a similar fee of 1.0% of sales for the period beginning September 1, 2000 and ended June 27, 2001 and 1.2% of sales for the period beginning June 28, 2001 through June 26, 2002. From June 27, 2002 through June 25, 2003, the Company has and will pay an additional 2.0% of sales. The Company is also required to spend 2.0% of sales from each restaurant on local advertising which is considered to be met by the additional fees of 2.0% of sales described in the preceding sentence. The Company's advertising expenditures typically exceed the levels required under its agreements with Brinker and the Company spends substantially all of its advertising dollars on television and radio advertising. The Company also conducts promotional marketing efforts targeted at its various local markets.

     The Chili's franchise agreements provide that Brinker may establish advertising cooperatives ("Cooperatives") for geographic areas where one or more restaurants are located. Any restaurants located in areas subject to a Cooperative are required to contribute 3.0% of sales to the Cooperative in lieu of contributing 0.5% of sales to Brinker. Each such restaurant is also required to directly spend 0.5% of sales on local advertising. To date, no Cooperatives have been established in any of the Company's markets.

GRADY'S AMERICAN GRILL

     General. Grady's American Grill restaurants feature high-quality food in a classic American style, served in a warm and inviting setting. The Company sold 15 and closed three Grady's American Grill restaurants during fiscal 2002. These units did not fit the Company's long-term strategic plan and were not meeting the Company's performance expectations.

     Fiscal 2001 Impairment Charge. During the second half of fiscal 2001, the Company experienced a significant decrease in sales and cash flow in its Grady's American Grill division. The Company initiated various management actions in response to this declining trend, including evaluating strategic business alternatives for the division both as a whole and at each of its restaurant locations. Subsequently, the Company entered into an agreement to sell nine of its Grady's American Grill restaurants for approximately $10.4 million. Because the carrying amount of the related assets as of October 28, 2001 exceeded the estimated net sale proceeds, the Company recorded an impairment charge of $4.1 million related to these nine restaurants. As a consequence of this loss and in connection with the aforementioned evaluation, the Company estimated the future cash flows expected to result from the continued operation and the residual value of the remaining restaurant locations in the division and concluded that, in 12 locations, the undiscounted estimated future cash flows were less than the carrying amount of the related assets. Accordingly, the Company concluded that these assets had been impaired. The Company measured the impairment and recorded an impairment charge related to these assets aggregating $10.4 million.

     In determining the fair value of the aforementioned 12 restaurants, the Company relied primarily on discounted cash flow analyses that incorporated investment horizons ranging from three to 15 years and utilized a risk adjusted discount factor. During fiscal 2002, the Company continued to experience declining sales and cash flow in its Grady's American Grill restaurants. While the Company believes that the Grady's assets are reported at their estimated fair values as of October 27, 2002, there can be no assurances that future asset impairments may not occur.

     Menu. The Grady's American Grill menu features signature prime rib, high-quality steaks, seafood, inviting salads, sandwiches, soups and high quality desserts. Entrees emphasize on-premise scratch preparation in a classic American style.

     Advertising and Marketing. As the owner of the Grady's American Grill concept, the Company has full responsibility for marketing and advertising. The Company focuses advertising and marketing efforts in local print media, use of direct mail programs and radio, with total annual expenditures of approximately 2.0% of the sales for its Grady's American Grill restaurants.

ITALIAN DINING CONCEPT

     General. The Company's Italian Dining concept operates under the tradenames Papa Vino's Italian Kitchen and Spageddies Italian Kitchen. The first Papa Vino's restaurant was opened in 1996 and the first Spageddies restaurant was opened in 1994. The Company had been a franchisee of Spageddies since 1994, and became the owner of the concept in October 1995. Papa Vino's and Spageddies each offers a casual dining atmosphere with high-quality food, generous portions and moderate prices, all enjoyed in a setting featuring the ambiance of a traditional Italian trattoria with stone archways, large wine casks and wine racks lining the walls and exhibition cooking in an inviting, comfortable environment. The Company's Italian Dining concept is proprietary and provides the Company with flexibility for expansion and development.

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


ADMINISTRATIVE SERVICES

     From its headquarters in Mishawaka, Indiana, the Company provides accounting, treasury management, information technology, purchasing, human resources, finance, marketing, advertising, menu development, budgeting, planning, legal, site selection and development support services for each of its operating subsidiaries.

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

     Information Technology Systems. Financial controls are maintained through a centralized accounting system, which allows the Company to track the operating performance of each restaurant. The Company has a point-of-sale system in each of its restaurants which is linked directly to the Company's accounting system, thereby making information available on a timely basis. During fiscal 1999 and early fiscal 2000, the Company replaced the point-of-sale equipment in all of its full service restaurants. During fiscal 2002, the Company replaced its financial and accounting system with integrated, web-based software operating in a client/server hardware environment. This information system enables the Company to analyze customer purchasing habits, operating trends and promotional results.

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

     Purchasing. Purchasing and procurement for the Company's Grady's American Grill and Italian Dining concepts are managed by a dedicated purchasing function and are generally contracted with full-service distributors. Unit-level purchasing decisions from an approved list of suppliers are made by each of the Company's restaurant managers based on their assessment of the provisioning needs of the particular location. Purchase orders and invoices are reviewed and approved by restaurant managers.

     The Company participates in system-wide purchasing and distribution programs with respect to its Chili's and Burger King restaurants, which have been effective in reducing store-level expenditures on food and paper packaging.

FRANCHISE AND DEVELOPMENT AGREEMENTS

     Burger King. On November 3, 2000, the Company entered into a Non-Exclusive Development Agreement with Burger King Corporation (the "BKC Agreement"). The BKC Agreement granted the Company the non-exclusive right to develop 12 Burger King restaurants in three specified counties in Michigan, two specified counties in Ohio and 20 specified counties in Indiana. The BKC Agreement was scheduled to expire on June 30, 2004.

     The Company paid a $60,000 franchise fee deposit to Burger King Corporation. With each new restaurant that the Company opened pursuant to the BKC Agreement, it received a credit of $5,000 against the applicable franchise fee for such restaurant. Through December 31, 2002, the Company had received a total of $35,000 in credits against applicable franchise fees for new restaurants ($25,000) and Target Reservation Agreements ($10,000). In December, 2002 the Company and BKC mutually agreed to terminate the BKC Agreement principally because many of the target locations reserved in the BKC Agreement do not meet BKC's new development criteria. Accordingly, the Company will be entitled to a credit of $5,000 against the applicable franchise fee for each of the next five new restaurants it opens prior to December 31, 2005.

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

     On January 27, 2000 the Company executed a "Franchisee Commitment" pursuant to which it agreed to undertake certain "Transformational Initiatives" including capital improvements and other routine maintenance in all of its Burger King restaurants. The capital improvements include the installation of signage bearing the new Burger King logo and the installation of a new drive-through ordering system. The initial deadline for completing these capital improvements, December 31, 2001, was extended to December 31, 2002, although the Company met the initial deadline with respect to 66 of the 70 Burger King restaurants subject to the Franchisee Commitment. The Company completed the capital improvements to the remaining four restaurants prior to December 31, 2002. In addition, the Company agreed to perform, as necessary, certain routine maintenance such as exterior painting, sealing and striping of parking lots and upgraded landscaping. The Company completed this maintenance prior to September 30, 2000, as required. In consideration for executing the Franchisee Commitment, the Company received "Transformational Payments" totaling approximately $3.9 million during fiscal 2000. In addition, the Company received supplemental Transformational Payments of approximately $135,000 in fiscal 2001 and $180,000 in fiscal 2002. The portion of the Transformational Payments that corresponds to the amount required for the capital improvements will be recognized as income over the useful life of the capital improvements. The portion of the Transformational Payments that corresponds to the required routine maintenance was recognized as a reduction in maintenance expense over the period during which maintenance was performed. The remaining balance of the Transformational Payments was recognized as other income ratably through December 31, 2001, the term of the initial Franchisee Commitment, except that the supplemental Transformational Payments were recognized as other income when received.

     During fiscal 2000, Burger King Corporation increased its royalty and franchise fees for most new restaurants. The franchise fee for new restaurants increased from $40,000 to $50,000 for a 20 year agreement and the royalty rate increased from 3.5% of sales to 4.5% of sales, after a transitional period. For franchise agreements entered into during the transitional period, the royalty rate will be 4.0% of sales for the first 10 years and 4.5% of sales for the balance of the term.

     For new restaurants, the transitional period will be from July 1, 2000 to June 30, 2003. As of July 1, 2003, the royalty rate will become 4.5% of sales for the full term of new restaurant franchise agreements. For renewals of existing franchise agreements, the transitional period was from July 1, 2000 through June 30, 2001. As of July 1, 2001, existing restaurants that renew their franchise agreements will pay a royalty of 4.5% of sales for the full term of the renewed agreement. The advertising contribution remains at 4.0% of sales. Royalties payable under existing franchise agreements are not affected by these changes until the time of renewal, at which time the then prevailing rate structure will apply.

     Burger King Corporation offered a voluntary program as an incentive for franchisees to renew their franchise agreements prior to the scheduled expiration date ("2000 Early Renewal Program"). Franchisees that elected to participate in the 2000 Early Renewal Program are required to make capital investments in their restaurants by, among other things, bringing them up to Burger King Corporation's current image, and to extend occupancy leases. Franchise agreements entered into under the 2000 Early Renewal Program have special provisions regarding the royalty payable during the term, including a reduction in the royalty to 2.75% over five years beginning April, 2002 and concluding in April, 2007.

     The Company included 36 restaurants in the 2000 Early Renewal Program. The Company paid franchise fees of $877,000 in the third quarter of fiscal 2000 to extend the franchise agreements of the selected restaurants for 16 to 20 years. The Company invested approximately $6.6 million to remodel the selected restaurants to Burger King Corporation's current image of which approximately $3.9 million was expended in fiscal 2002.

     Burger King Corporation offered an additional voluntary program as an incentive to franchisees to renew their franchise agreements prior to the scheduled expiration date ("2001 Early Renewal Program"). Franchisees that elected to participate in the 2001 Early Renewal Program are required to make capital investments in their restaurants by, among other things, bringing them up to Burger King Corporation's current image (Image 99), and to extend occupancy leases. Franchise agreements entered into under the 2001 Early Renewal Program have special provisions regarding the royalty payable during the term, including a reduction in the royalty to 2.75% over five years commencing 90 days after the semi-annual period in which the required capital improvements are made.

     The Company included three restaurants in the 2001 Early Renewal Program. The Company paid franchise fees of $144,925 in fiscal 2001 to extend the franchise agreements of the selected restaurants for 17 to 20 years. The Company expects to invest approximately $2.2 million in fiscal 2003 to remodel the participating restaurants to Burger King Corporation's current image. The deadline for completing the required improvements is June 30, 2003.

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

     Chili's. The Company has a development agreement with Brinker (the "Chili's Agreement") to develop up to 41 Chili's restaurants in two regions encompassing counties in Indiana, Michigan, Ohio, Kentucky ("Midwest Region"), and Delaware, New Jersey and Pennsylvania ("Philadelphia Region"). The Company paid development fees totaling $260,000 for the right to develop the restaurants in the regions. Each Chili's franchise agreement requires the Company to pay an initial franchise fee of $40,000, a monthly royalty fee of 4.0% of sales and advertising fees of 0.5% of sales. As part of a system-wide promotional effort, the Company paid an additional advertising fee of 0.375% of sales for the period beginning September 1, 1999 and ended August 30, 2000 and paid a similar fee of 1.0% of sales for the period beginning September 1, 2000 and ended June 27, 2001 and 1.2% for the period beginning June 28, 2001 through June 26, 2002. From June 27, 2002 through June 25, 2003, the Company has and will pay an additional 2.0% of sales. The Company is also required to spend 2.0% of sales from each restaurant on local advertising which is considered to be met by the additional fee of 2% of sales described in the preceding sentence.

     The Company may develop up to 41 Chili's without specific approval of Brinker, but is obligated to satisfy the following development schedule:

                      REQUIRED MINIMUM CUMULATIVE NO. OF
                                  RESTAURANTS                        ACTUAL CUMULATIVE NO. OF RESTAURANTS
                                  -----------                        ------------------------------------
                       MIDWEST   PHILADELPHIA                     MIDWEST         PHILADELPHIA
                        REGION      REGION          TOTAL          REGION            REGION            TOTAL
                        ------      ------          -----          ------            ------            -----
December 31, 2001         16          15            33(1)            18                15                33
December 31, 2002         15          15            34(1)            19                15                34
June 30, 2003             15          16            35(1)
December 31, 2003         15          16            37(1)

-------------
(1) The additional restaurants to be opened in these years may be located in either region at the Company's discretion.

     Failure to adhere to this schedule constitutes a default under the Chili's Agreement and Brinker could terminate the Chili's Agreement. The Chili's Agreement prohibits Brinker or any other Chili's franchisee from establishing a Chili's restaurant within a specified geographic radius of the Company's Chili's restaurants. The Chili's Agreement expires on the earlier of the date upon which the Company completes the development schedule or December 31, 2003. The Chili's Agreement and the franchise agreements prohibit the Company, for the term of the agreements, from owning or operating other restaurants which are similar to a Chili's restaurant. The Chili's Agreement extends this prohibition, but only within the Company's development territories, for a period of two years following the termination of such agreement. In addition, each franchise agreement prohibits the Company, for the term of the franchise agreement and for a period of two years following its termination, from owning or operating such other restaurants within a 10-mile radius of the Chili's restaurant which was the subject of such agreement.

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

     Risks and Requirements of Franchisee Status. Due to the nature of franchising and the Company's agreements with its franchisors, the success of the Company's Burger King and Chili's concepts is, in large part, dependent upon the overall success of its franchisors, including the financial condition, management and marketing success of its franchisors and the successful operation of restaurants opened by other franchisees. Certain matters with respect to the Company's franchised concepts must be coordinated with, and approved by, the Company's franchisors. In particular, the Company's franchisors must approve the opening by the Company of any new franchised restaurant, including franchises opened within the Company's existing franchised territories, and the closing of any of the Company's existing franchised restaurants. The Company's franchisors also maintain discretion over the menu items that may be offered in the Company's franchised restaurants.

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

     The Company may be subject in certain states to "dramshop" laws, which generally provide a person injured by an intoxicated patron the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance.

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

EMPLOYEES

     As of October 27, 2002, the Company employed approximately 8,300 persons. Of those employees, approximately 110 held management or administrative positions, approximately 670 were involved in restaurant management, and the remainder were engaged in the operation of the Company's restaurants. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES.

     The following table sets forth, as of October 27, 2002, the 15 states in which the Company operated restaurants and the number of restaurants in each state. Of the 174 restaurants which the Company operated as of October 27, 2002, the Company owned 45 and leased 129. Many leases provide for base rent plus an additional rent based upon sales to the extent the additional rent exceeds the base rent, while other leases provide for only a base rent.

                   NUMBER OF COMPANY-OPERATED RESTAURANTS
                   --------------------------------------
                                                GRADY'S
                         BURGER                 AMERICAN     ITALIAN
                          KING     CHILI'S       GRILL       DINING    TOTAL
                          ----     -------       -----       ------    -----
Alabama                                            1                     1
Arkansas                                           1                     1
Colorado                                           3                     3
Delaware                               2                                 2
Georgia                                            1                     1
Illinois                                           1                     1
Indiana                    43          5                        2       50
Michigan                   72         10           1            5       88
Mississippi                                        1                     1
New Jersey                             5           1                     6
North Carolina                                     2                     2
Ohio                                   4                        2        6
Oklahoma                                           1                     1
Pennsylvania                           8                                 8
Tennessee                                          3                     3
                      ------------------------------------------------------
     Total                115         34          16            9      174
                          ===         ==          ==            =      ===


     Burger King. As of October 27, 2002, 41 of the Company's Burger King restaurants were leased from real estate partnerships owned by certain of the Company's founding shareholders. See ITEM 13, "Certain Relationships and Related Transactions." The Company also leased six Burger King restaurants directly from Burger King Corporation and 51 restaurants from unrelated third parties. The Company owned 17 of its Burger King restaurants as of October 27, 2002.

     Chili's Grill & Bar. As of October 27, 2002, the Company owned 12 of its Chili's restaurants and leased the 22 other restaurants from unrelated parties.

     Grady's American Grill. As of October 27, 2002, the Company owned 11 of its Grady's American Grill restaurants and leased the other five Grady's American Grill restaurants from unrelated parties.

     Italian Dining. As of October 27, 2002, the Company owned five of the Italian Dining restaurants and leased the four other restaurants from unrelated parties.

     Office Lease. The Company leases approximately 53,000 square feet for its headquarters facility in an office building located in Mishawaka, Indiana that was constructed in 1997 and is leased from a limited liability company in which the Company owns a 50% interest. The remaining term of the lease agreement is 9 years. Approximately 4,500 square feet, 12,400 square feet and 5,200 square feet of the Company's headquarters building have been subleased to three tenants with remaining terms of two, three and five years, respectively.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to one remaining legal proceeding relating to the Company's previously owned bagel-related businesses.

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

     The Company elected to satisfy its obligations under the Guaranty by purchasing the Loan from Texas Commerce. On November 24, 1998, the Company bought the Loan for $4,294,000. Thereafter, the Company sold the Loan to its Texas affiliate Grady's American Grill, L.P. ("Grady's"). On November 30, 1998, Grady's commenced an action seeking to recover the amount of the Loan from one of the Principal Guarantors, Michael K. Reilly ("Reilly"). As part of this action Grady's also sought to enforce a Subordination Agreement that was one of the Loan Documents against MKR Investments, L.P., a partnership ("MKR"). Reilly is the general partner of MKR. This action is pending in the United States District Court for the Southern District of Texas Houston Division as Case No. H-98-4015. Reilly has denied liability and filed counterclaims against Grady's alleging that Grady's engaged in unfair trade practices, violated Florida's "Rico" statute, engaged in a civil conspiracy and violated state and federal securities laws in connection with the Principal Guaranty (the "Counterclaims"). Reilly also filed a third party complaint ("Third Party Complaint") against Quality Dining, Inc., Grady's American Grill Restaurant Corporation, David M. Findlay, Daniel B. Fitzpatrick, Bruegger's Corporation, Bruegger's Franchise Corporation, Champlain Management Services, Inc., Nordahl L. Brue, Michael J. Dressell and Ed Davis ("Third Party Defendants") alleging that Reilly invested in BFBC based upon false representations, that the Third Party Defendants violated state franchise statutes, committed unfair trade practices, violated covenants of good faith and fair dealing, violated the state "Rico" statute and violated state and federal securities laws in connection with the Principal Guaranty. In addition, BFBC and certain of its affiliates, including the Principal Guarantors ("Intervenors") have intervened and asserted claims against Grady's and the Third Party Defendants that are similar to those asserted in the Counterclaims and the Third Party Complaint. Those Third Party Defendants who are individuals were present or former officers and directors of the Company and the Company had advanced defense costs on their behalf until they were dismissed by the Court.

     On December 31, 2002, the District Court dismissed certain claims asserted by Reilly and the Intervenors and declined to dismiss certain other claims. The District Court also declined to enforce MKR's Subordination Agreement. The District Court also determined that BFBC, Reilly and the Principal Guarantors are obligated for the Loan. Based upon the currently available information, the Company does not believe that the ultimate resolution of this matter will have a materially adverse effect on the Company's financial position, however, there can be no assurance thereof. Neither can there be any assurance that the Company will be able to realize sufficient value from BFBC, Reilly or the Principal Guarantors to satisfy the amount of the Loan. The ongoing expense of the BFBC litigation may be significant to the Company's results of operations.

     Pursuant to the Share Exchange Agreement by and among Quality Dining, Inc., Bruegger's Corporation, Nordahl L. Brue and Michael J. Dressell ("Share Exchange Agreement"), the Agreement and Plan of Merger by and among Quality Dining, Inc., Bagel Disposition Corporation and Lethe, LLC, and certain other related agreements entered into as part of the disposition of the Company's bagel-related businesses in 1997, the Company was responsible for 50% of the first $14 million of franchise-related litigation expenses, inclusive of attorney's fees, costs, expenses, settlements and judgments (collectively "Franchise Damages"). Bruegger's Corporation and certain of its affiliates are obligated to indemnify the Company from all other Franchise Damages. The Company was originally obligated to pay the first $3 million of its share of Franchise Damages in cash. The Company has satisfied this obligation. The remaining $4 million of the Company's share of Franchise Damages was originally payable by crediting amounts owed to the Company pursuant to the $10 million Subordinated Note ("Subordinated Note") issued to the Company by Bruegger's Corporation. However, as a result of the Bruegger's Resolution (described below), the remainder of the Company's share of Franchise Damages is payable in cash.

     On or about September 10, 1999, Bruegger's Corporation, Lethe LLC, Nordahl
L. Brue, and Michael J. Dressell commenced an action against the Company in the United States District Court for the District of Vermont alleging that the Company breached various provisions of the Share Exchange Agreement which arose out of a dispute concerning a post-closing net working capital adjustment contemplated by the Share Exchange Agreement. On February 1, 2000, the Company filed counter-claims against Bruegger's Corporation for the working capital adjustment to which it believed it was entitled.

     On February 28, 2001, the Company and Bruegger's Corporation reached a settlement (the "Bruegger's Resolution") of their various disputes that includes, among other things, the following provisions: (a) the principal amount of the Subordinated Note was restated to $10.7 million; (b) the Company and Bruegger's Corporation each released their claim against the other to receive a net working capital adjustment; (c) the Subordinated Note was modified to, among other things, provide for an extension of the period through which interest is to be accrued and added to the principal amount of the Subordinated Note from October, 2000 through January, 2002. From January, 2002 through June, 2002, one-half of the interest was to be accrued and added to the principal amount of the Subordinated Note and one-half of the interest was to be paid in cash. Commencing in January, 2003, interest was to be paid in cash through the maturity of the Subordinated Note in October 2004; (d) the Company and Bruegger's Corporation are each responsible for 50% of the Franchise Damages with respect to the claims asserted by BFBC Ltd., et al., (e) Bruegger's Corporation was entitled to 25% of any net recovery made by the Company on the BFBC, Ltd., Loan; provided, however, that any such entitlement was required to be applied to the outstanding balance of the Subordinated Note; (f) Bruegger's Corporation and its affiliates released their claims for breach of representations and warranties under the Share Exchange Agreement; and (g) Bruegger's Corporation is entitled to a credit of two dollars against the Subordinated Note for every one dollar that Bruegger's Corporation prepays against the Subordinated Note prior to October, 2003 up to a maximum credit of $4 million.

     As of the fourth quarter of fiscal 2001, Bruegger's Corporation advised the Company that it is unable to continue to pay its 50% share of Franchise Damages. Since then the Company has and likely will continue to have to incur the full expense of the BFBC litigation and that Bruegger's Corporation will not have the ability to perform its indemnity obligations, if any.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matters to a vote of security holders during the fourth quarter of the 2002 fiscal year.

EXECUTIVE OFFICERS OF THE COMPANY

         Name                   Age                               Position
----------------------------   -----  --------------------------------------------------------------
Daniel B. Fitzpatrick           45    Chairman of the Board, President and Chief Executive Officer

John C. Firth                   45    Executive Vice President, General Counsel and Secretary

James K. Fitzpatrick            47    Senior Vice President, Chief Development Officer and Director

Patrick J. Barry                40    Senior Vice President - Administration and Information
                                      Technology

Lindley E. Burns                48    Senior Vice President - Full Service Dining

Gerald O. Fitzpatrick           42    Senior Vice President - Burger King Division

Christopher L. Collier          41    Vice President - Finance

Robert C. Hudson                46    Vice President - Grady's American Grill Division

Jeanne M. Yoder                 36    Vice President and Controller


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

     (Pursuant to General Instruction G(3) of Form 10-K, the foregoing information is included as an unnumbered Item in Part I of this Annual Report in lieu of being included in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders.)

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the NASDAQ Stock Market's National Market under the symbol QDIN. The prices set forth below reflect the high and low sales quotations for the Company's Common Stock as reported by NASDAQ for the fiscal periods indicated. As of January 14, 2002, there were 426 holders of record and approximately 3,261 beneficial owners.

                            Fiscal Year 2002                            Fiscal Year 2001
                           High            Low                         High            Low
                          ---------------------                       ---------------------
First Quarter             $ 2.48        $  1.80                       $ 2.94         $ 1.94
Second Quarter              3.98           2.06                         2.75           2.00
Third Quarter               5.00           3.05                         3.07           2.05
Fourth Quarter              3.98           2.93                         2.64           2.00

     The Company does not pay cash dividends on its Common Stock. The Company does not anticipate paying cash dividends in the foreseeable future. The Company's revolving credit agreement prohibits the payment of cash dividends and restricts other distributions. The agreement expires November 1, 2005.

     No unregistered equity securities were sold by the Company during fiscal 2002.

     Information about the Company's equity compensation plans required by this
Item is set forth in Part III, Item 12 of this report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

  QUALITY DINING, INC.

-----------------------------------------------------------------------------------------------------------------------------
                                                                                Fiscal Year Ended (1)
                                                         October 27,    October 28,   October 29,   October 31,   October 25,
                                                            2002           2001          2000          1999          1998
-----------------------------------------------------------------------------------------------------------------------------
                                                                   (In thousands, except unit and per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
Restaurant sales:
   Burger King                                             $ 121,526      $  79,485      $ 81,724      $ 82,650      $ 80,391
   Chili's Grill & Bar                                        75,760         69,727        60,921        56,837        55,572
   Grady's American Grill                                     44,918         60,447        68,615        75,198        81,241
   Italian Dining Division                                    17,052         17,126        16,756        16,066        15,040
-----------------------------------------------------------------------------------------------------------------------------
Total revenues                                               259,256        226,785       228,016       230,751       232,244
-----------------------------------------------------------------------------------------------------------------------------
Operating expenses
   Restaurant operating expenses
      Food and beverage                                       73,656         64,196        64,607        67,732        69,102
      Payroll and benefits                                    77,182         67,238        66,782        67,073        66,404
      Depreciation and amortization                           10,722         11,784        11,312        11,002        11,475
      Other operating expenses                                65,374         56,811        54,832        55,890        55,644
-----------------------------------------------------------------------------------------------------------------------------
Total restaurant operating expenses:                         226,934        200,029       197,533       201,697       202,625
   General and administrative (2)(3)                          18,638         15,111        17,073        15,912        15,488
   Amortization of intangibles                                   431            892           910         1,032         1,085
   Impairment of assets and facility closing costs               355         15,385             -         2,501           250
-----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                     246,358        231,417       215,516       221,142       219,448
-----------------------------------------------------------------------------------------------------------------------------
Operating income (loss) (4) (5)                               12,898         (4,632)       12,500         9,609        12,796
-----------------------------------------------------------------------------------------------------------------------------
Other income (expense):
   Interest expense                                           (8,429)       (10,419)      (11,174)      (10,709)      (11,962)
   Provision for uncollectible note receivable (6)                 -              -       (10,000)            -             -
   Gain (loss) on sale of property and equipment               1,034           (310)         (878)         (188)         (345)
   Interest income                                                40             22            27           103           190
   Other income (expense), net                                   615          1,163           997            43           541
-----------------------------------------------------------------------------------------------------------------------------
Total other expense                                           (6,740)        (9,544)      (21,028)      (10,751)      (11,576)
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                              6,158        (14,176)       (8,528)       (1,142)        1,220
Income tax provision (benefit)                                 1,074          1,354         1,183           815         1,107
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $   5,084      $ (15,530)     $ (9,711)     $ (1,957)     $    113
-----------------------------------------------------------------------------------------------------------------------------
Basic net income (loss) per share                          $    0.45      $   (1.37)     $  (0.79)     $  (0.15)     $   0.01
-----------------------------------------------------------------------------------------------------------------------------
Diluted net income (loss) per share                        $    0.45      $   (1.37)     $  (0.79)     $  (0.15)     $   0.01

-----------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding
-----------------------------------------------------------------------------------------------------------------------------
Basic                                                         11,248         11,356        12,329        12,668        12,599
-----------------------------------------------------------------------------------------------------------------------------
Diluted                                                       11,306         11,356        12,329        12,668        12,654
-----------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------
                                                                   Fiscal Year Ended (1)
                                                October 27,  October 28, October 29,  October 31,  October 25,
                                                   2002         2001        2000         1999          1998
--------------------------------------------------------------------------------------------------------------
RESTAURANT DATA:
Units open at end of period:
       Grady's American Grill                        16          34          35            36            39
       Italian Dining Division                        9           8           8             8             8
       Burger King (7)                              115         116          71            70            70
       Chili's Grill & Bar                           34          33          31            28            28
                                              ----------------------------------------------------------------
                                                    174         191         145           142           145
--------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
       Working capital (deficiency)               $(23,100)   $(23,405) $ (22,312)    $ (17,962)     $ (14,747)
       Total assets                                156,941     167,238    178,861       189,037        196,275
       Long-term debt, capitalized lease
         and non-competition obligations            99,031     113,194    106,815       112,815        118,605
       Total stockholders' equity                   25,753      20,380     37,984        49,002         50,926


(1) All fiscal years presented consist of 52 weeks except fiscal 1999 which had 53 weeks.

(2) General and administrative costs in fiscal 2000 include approximately $1.25 million in unanticipated expenses related to the litigation, proxy contest and tender offer initiated by NBO, LLC.

(3) General and administrative costs in fiscal 2002 include $1,527,000 of expense related to the ongoing litigation with BFBC, Ltd.

(4) Operating income for the fiscal year ended October 31, 1999 includes non-cash charges for the impairment of assets and facility closings totaling $2,501,000. The non-cash charges consist primarily of $650,000 for the disposal of obsolete point of sale equipment that the Company identified as a result of installing its new point-of-sale system in its full service dining restaurants, $1,047,000 for the estimated costs and losses associated with the anticipated closing of two regional offices and three restaurant locations and $804,000 primarily for a non-cash asset impairment write down for two under-performing restaurants.

(5) Operating loss for the fiscal year ended October 28, 2001 includes non-cash charges for the impairment of assets and facility closings totaling $15,385,000. The non-cash charges consist primarily of $14,525,000 for the impairment write down for under-performing Grady's American Grill restaurants and $860,000 for store closing expenses and lease guarantee obligations.

(6) As of the fourth quarter of fiscal 2000 the Company recorded a $10,000,000 non-cash charge to fully reserve for the Subordinated Note.

(7) On October 15, 2001, the Company acquired 42 restaurants from BBD Business Consultants, Ltd. and its affiliates. The Company's financial statements include the operating results from the date of acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FORWARD-LOOKING STATEMENTS

     This report contains and incorporates forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about the Company's development plans and trends in the Company's operations and financial results. Forward-looking statements can be identified by the use of words such as "anticipates," "believes," "plans," "estimates," "expects," "intends," "may," and other similar expressions. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that the Company will actually achieve the plans, intentions and expectations discussed in these forward-looking statements. Actual results may differ materially. Among the risks and uncertainties that could cause actual results to differ materially are the following: the availability and cost of suitable locations for new restaurants; the availability and cost of capital to the Company; the ability of the Company to develop and operate its restaurants; the ability of the Company to sustain sales and margins in the increasingly competitive environment; the hiring, training and retention of skilled corporate and restaurant management and other restaurant personnel; the integration and assimilation of acquired concepts; the overall success of the Company's franchisors; the ability to obtain the necessary government approvals and third-party consents; changes in governmental regulations, including increases in the minimum wage; the results of pending litigation; and weather and other acts of God. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

CRITICAL ACCOUNTING POLICIES

     Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company's consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and notes thereto. Actual results may differ from these estimates, and such differences may be material to the consolidated financial statements. Management believes that the following significant accounting policies involve a higher degree of judgment or complexity.

     Property and equipment. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. The useful lives of the assets are based upon management's expectations for the period of time that the asset will be used for the generation of revenue. Management periodically reviews the assets for changes in circumstances that may impact their useful lives.

     Impairment of long-lived assets. Management periodically reviews property and equipment for impairment using historical cash flows as well as current estimates of future cash flows. This assessment process requires the use of estimates and assumptions that are subject to a high degree of judgment. In addition, management periodically assesses the recoverability of goodwill and other intangible assets which requires assumptions regarding the future cash flows and other factors to determine the fair value of the assets. If these assumptions change in the future, management may be required to record impairment charges for these assets.

     Income taxes. The Company has recorded a valuation allowance to reduce its deferred tax assets since it is more likely than not that some portion of the deferred assets will not be realized. Management has considered all available evidence both positive and negative, including the Company's historical operating results, estimates of future taxable income and ongoing feasible tax strategies in assessing the need for the valuation allowance; if these estimates and assumptions change in the future, the Company may be required to adjust its valuation allowance. This could result in a charge to, or an increase in, income in the period such determination is made.

     Other estimates. Management is required to make judgments and or estimates in the determination of several of the accruals that are reflected in the consolidated financial statements. Management believes that the following accruals are subject to a higher degree of judgment.

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

---------------------------------------------------------------------------------------------------------------
                                                                                 Fiscal Year Ended
                                                                       October 27,  October 28,   October 29,
                                                                          2002          2001         2000
---------------------------------------------------------------------------------------------------------------
Revenues:
Restaurant sales:
    Burger King                                                           46.9%         35.0%        35.9%
    Chili's Grill & Bar                                                   29.2          30.7         26.7
    Grady's American Grill                                                17.3          26.7         30.1
    Italian Dining Division                                                6.6           7.6          7.3
---------------------------------------------------------------------------------------------------------------
Total revenues                                                           100.0         100.0        100.0
---------------------------------------------------------------------------------------------------------------
Operating expenses:
    Restaurant operating expenses:
       Food and beverage                                                  28.4          28.3         28.3
       Payroll and benefits                                               29.8          29.6         29.3
       Depreciation and amortization                                       4.1           5.2          5.0
       Other operating expenses                                           25.2          25.1         24.0
---------------------------------------------------------------------------------------------------------------
Total restaurant operating expenses:                                      87.5          88.2         86.6
---------------------------------------------------------------------------------------------------------------
Income from restaurant operations                                         12.5          11.8         13.4
---------------------------------------------------------------------------------------------------------------
    General and administrative                                             7.2           6.7          7.5
    Amortization of intangibles                                            0.2           0.4          0.4
    Impairment of assets and facility closing costs                        0.1           6.8            -
---------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                    5.0          (2.1)         5.5
---------------------------------------------------------------------------------------------------------------
Other income (expense):
    Interest expense                                                      (3.3)         (4.6)        (4.9)
    Provision for uncollectible note receivable                              -             -         (4.4)
    Gain (loss) on sale of property and equipment                          0.4          (0.1)        (0.4)
    Other income and expense, net                                          0.3           0.5          0.4
---------------------------------------------------------------------------------------------------------------
Total other expense, net                                                  (2.6)         (4.2)        (9.3)
---------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                          2.4          (6.3)        (3.8)
Income tax provision                                                       0.4           0.5          0.5
----------------------------------------------------------------------------------------------------------------
Net income (loss)                                                          2.0%         (6.8)%       (4.3)%
----------------------------------------------------------------------------------------------------------------

FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

         Restaurant sales in fiscal 2002 were $259,256,000, an increase of 14.3% or $32,471,000, compared to restaurant sales of $226,785,000 in fiscal 2001. The increase was due to a $42,041,000 increase in restaurant sales in the Company's quick service segment that was partially offset by a $9,570,000 decrease in restaurant sales in the Company's full service segment.

         The Company's Burger King restaurant sales were $121,526,000 in fiscal 2002 compared to sales of $79,485,000 in fiscal 2001, an increase of $42,041,000. The Company had increased revenues of $38,857,000 from the Burger King restaurants in the Grand Rapids, Michigan metropolitan area which were purchased on October 15, 2001. The Company also had increased revenue of $2,518,000 due to additional sales weeks from two restaurants opened in fiscal 2002 and three restaurants opened in fiscal 2001 that were open for their first full year in fiscal 2002. The Company's Burger King restaurants average weekly sales decreased to $20,289 in fiscal 2002 versus $21,329 in fiscal 2001. The restaurants in the Grand Rapids acquisition have significantly lower sales than the Company's other Burger King restaurants, adversely affecting the average weekly sales for the year ending October 27, 2002. Sales at restaurants open for more than one year increased 0.5% in fiscal 2002 when compared to the same period in fiscal 2001.

         The Company's Chili's Grill & Bar restaurant sales increased $6,033,000 to $75,760,000 in fiscal 2002 compared to restaurant sales of $69,727,000 in fiscal 2001. The Company had increased revenue of $3,949,000 due to additional sales weeks from one new restaurant opened in fiscal 2002 and two restaurants opened in fiscal 2001 that were open for their first full year in fiscal 2002. The Company's Chili's Grill & Bar restaurants average weekly sales increased to $43,868 in fiscal 2002 versus $42,650 in fiscal 2001. Sales at restaurants open for more than one year increased 3.5% in fiscal 2002 when compared to the same period in fiscal 2001.

         The Company's Grady's American Grill restaurant sales were $44,918,000 in fiscal 2002 compared to sales of $60,447,000 in fiscal 2001, a decrease of $15,529,000. The Company sold or closed 18 units in fiscal 2002. The absence of these units accounted for $11,889,000 of the sales decrease during fiscal 2002. The Company's Grady's American Grill restaurants had average weekly sales of $31,922 in fiscal 2002 versus $34,036 in the same period in fiscal 2001. Sales at restaurants open for more than one year decreased 12.0% in fiscal 2002 when compared to the same period in fiscal 2001.

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

         While the Company believes that the Grady's American Grill assets are reported at their estimated fair values as of October 27, 2002, there can be no assurances thereof.

         The Company's Italian Dining Division's restaurant sales decreased $74,000 to $17,052,000 in fiscal 2002 when compared to restaurant sales of $17,126,000 in fiscal 2001. The Company had increased revenue of $432,000 due to additional sales weeks from one new restaurant opened in fiscal 2002. The Italian Dining Division's average weekly sales decreased to $40,122 in fiscal 2002 from $41,169 in fiscal 2001. Sales at restaurants open for more than one year decreased 3.0% in fiscal 2002 when compared to the same period in fiscal 2001.

         Total restaurant operating expenses were $226,934,000 in fiscal 2002, compared to $200,029,000 in fiscal 2001. As a percentage of restaurant sales, total restaurant operating expenses decreased to 87.5% in fiscal 2002 from 88.2% in fiscal 2001. The following factors influenced the operating margins:

         On October 15, 2001, the Company purchased 42 Burger King restaurants in the Grand Rapids, Michigan metropolitan area (three of which were subsequently closed). The acquired Burger King restaurants have significantly lower operating margins than the Company's other Burger King restaurants. The new Burger King restaurants therefore had a negative effect on operating margins.

         During fiscal 2002, the Company sold or closed 18 Grady's American Grill Restaurants. The restaurants disposed of had lower operating margins than the Company's other restaurants. The sale of the restaurants therefore had a positive effect on operating margins during fiscal 2002.

         Food and beverage costs were $73,656,000 in fiscal 2002, compared to $64,196,000 in fiscal 2001. As a percentage of total restaurant sales, food and beverage costs increased 0.1% to 28.4% in fiscal 2002 from 28.3% in fiscal 2001. Food and beverage costs in dollars and as a percentage of sales increased in the quick service segment due to the purchase of Burger King restaurants in Grand Rapids, Michigan. The Company had an increase in food and beverage costs of $11,216,000 in fiscal 2002 due to the addition of the Burger King restaurants in Grand Rapids, Michigan. The full service segment's food and beverage costs, as a percentage of sales, were lower in fiscal 2002 than fiscal 2001. The decrease was mainly due to the reduced number of Grady's American Grill restaurants, which historically have had higher food and beverage costs, as a percentage of total restaurant sales, than the Company's other full service concepts.

         Payroll and benefits were $77,182,000 in fiscal 2002, compared to $67,238,000 in fiscal 2001. As a percentage of total restaurant sales, payroll and benefits increased 0.2% to 29.8% in fiscal 2002 from 29.6% in fiscal 2001. The Company experienced an increase in payroll, as a percentage of sales, in both the full service and the quick service segments. The increase as a percentage of sales in the full service segment was mainly due to the decreased average weekly sales in the Company's Grady's American Grill restaurants. The increase as a percent of sales and in total dollars in the quick service segment was due to the purchase of the Burger King restaurants in Grand Rapids, Michigan. The Company experienced an increase in payroll of $11,950,000 in fiscal 2002 due to the addition of the Burger King restaurants in Grand Rapids, Michigan.

         Depreciation and amortization decreased $1,062,000 to $10,722,000 in fiscal 2002 compared to $11,784,000 in fiscal 2001. As a percentage of total restaurant sales, depreciation and amortization decreased to 4.1% in fiscal 2002 compared to 5.2% in fiscal 2001. The decrease was mainly due to a $1,935,000 decrease at the Company's Grady's division, which was a direct result of the fiscal 2001 asset impairment charge discussed above. This decrease was partially offset by a $962,000 increase in depreciation and amortization in the quick service segment due to the addition of Burger King restaurants in Grand Rapids, Michigan.

         Other restaurant operating expenses include rent and utilities, royalties, promotional expense, repairs and maintenance, property taxes and insurance. Other restaurant operating expenses increased $8,563,000 to $65,374,000 in fiscal 2002 compared to $56,811,000 in 2001. Other restaurant operating expenses as a percentage of total restaurant sales remained relatively consistent at 25.2% in fiscal 2002 versus 25.1% in fiscal 2001. The negative effect of the addition of Burger King restaurants in Grand Rapids, Michigan was offset by the positive effect of the disposal of 18 Grady's American Grill restaurants.

         The Company recorded a $355,000 impairment of asset and facility closing charge in fiscal 2002 consisting primarily of contractual lease costs for certain closed Grady's American Grill restaurants. The Company recorded a $15,385,000 impairment of asset and facility closing charge in fiscal 2001. The charge consisted of a $14,525,000 charge for the impairment of assets in the Company's Grady's American Grill restaurant division, as discussed above, and $860,000 in charges for the cost of closing certain restaurant locations and certain lease guarantee obligations.

         Income from restaurant operations increased $5,566,000 to $32,322,000, or 12.5% of revenues, in fiscal 2002 compared to $26,756,000, or 11.8% of revenues, in fiscal 2001. Income from restaurant operations in the Company's quick service segment increased $4,819,000 while the Company's full service segment increased $878,000 from the prior year.

         General and administrative expenses, which include corporate and district management costs, were $18,638,000 in fiscal 2002, compared to $15,111,000 in fiscal 2001. As a percentage of total revenues, general and administrative expenses increased to 7.2% in fiscal 2002 compared to 6.7% in fiscal 2001. In fiscal 2002 the Company incurred approximately $1,527,000 for the BFBC, Ltd. litigation (See Note 10 to the Company's consolidated financial statements). The Company did not incur similar expenses during fiscal 2001. The Company also incurred an additional $1,163,000 in general and administrative expenses directly related to the addition of Burger King restaurants in Grand Rapids, Michigan.

         Amortization of intangibles was $431,000 in fiscal 2002, compared to $892,000 in fiscal 2001. As a percentage of total revenues, amortization of intangibles decreased to 0.2% in fiscal 2002 compared to 0.4% in fiscal 2001. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" at the beginning of fiscal 2002. Under SFAS 142, amortization of goodwill was discontinued.

         The Company had operating income of $12,898,000 in fiscal 2002 compared to an operating loss of $4,632,000 in fiscal 2001.

         Total other expenses, as a percentage of total revenues, decreased to 2.6% in fiscal 2002 compared to 4.2% in fiscal 2001. The decrease was mainly due to lower interest rates and lower debt levels that reduced the Company's interest expense in fiscal 2002 versus fiscal 2001. The Company also had a $1,034,000 gain on the sale of fixed assets in fiscal 2002 versus a $310,000 loss on the sale of fixed assets in fiscal 2001.

         Income tax expense of $1,074,000 was recorded in fiscal 2002 compared to $1,354,000 in fiscal 2001. The decrease in income tax was largely due to a federal refund of $330,000 related to previous years' alternative minimum tax payments. The refund was made possible through the Job Creation and Worker Assistance Act of 2002. The Company utilized $8.5 million of net operating loss carryforwards to offset current year taxable income.

         The Company has net operating loss carryforwards of approximately $44.5 million as well as FICA tip credits and alternative minimum tax credits of $4.6 million. Net operating loss carryforwards of $39.9 million expire in 2012, $3.0 million expire in 2018 and $1.6 million expire in 2021. FICA tip credits of $1.3 million expire in 2012, $477,000 expire in 2013, $572,000 expire in 2014, $571,000 expire in 2015, $727,000 expire in 2016 and 702,000 expire in 2017. The alternative minimum tax credits of $191,000 carryforward indefinitely. At the end of fiscal 2002 the Company had a valuation reserve against its deferred tax asset of $24.0 million resulting in a net deferred tax asset of $10.0 million. The Company's assessment of its ability to realize the net deferred tax asset was based on the weight of both positive and negative evidence, including the taxable income of its current operations. Based on this assessment, the Company believes it is more likely than not that the net deferred tax asset of $10,000,000 will be realized. Such evidence is reviewed periodically and could result in the recognition of additional tax benefit or expense related to its net deferred tax asset position in the future.

         The net income in fiscal 2002 was $5,084,000, or $0.45 per share, compared to a net loss of $15,530,000, or $1.37 per share, in fiscal 2001.


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

         During the second half of fiscal 2001, the Company experienced a significant decrease in sales and cash flow in its Grady's American Grill division. The Company initiated various management actions in response to this declining trend, including evaluating strategic business alternatives for the division both as a whole and at each of its 34 restaurant locations. Subsequently, the Company entered into an agreement to sell nine of its Grady's American Grill restaurants for approximately $10.4 million (which were sold during the second quarter of fiscal 2002). Because the carrying amount of the related assets as of October 28, 2001 exceeded the estimated net sale proceeds, the Company recorded an impairment charge of $4.1 million related to these nine restaurants. As a consequence of this loss and in connection with the aforementioned evaluation, the Company estimated the future cash flows expected to result from the continued operation and the residual value of the remaining restaurant locations in the division and concluded that, in 12 locations, the undiscounted estimated future cash flows were less than the carrying amount of the related assets. Accordingly, the Company concluded that these assets had been impaired. The Company measured the impairment and recorded an impairment charge related to these assets aggregating $10.4 million.

         In determining the fair value of the aforementioned 12 restaurants, the Company relied primarily on discounted cash flow analyses that incorporated investment horizons ranging from three to 15 years and utilized a risk adjusted discount factor. While the Company believes that the Grady's assets are recorded at their estimated fair values as of October 27, 2002, there can be no assurances that future asset impairments may not occur.

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

         Food and beverage costs were $64,196,000 in fiscal 2001, compared to $64,607,000 in fiscal 2000. As a percentage of total restaurant sales, food and beverage costs remained consistent at 28.3% in fiscal 2001 and fiscal

2000. The Company was able to offset increased food and beverage costs with modest menu price increases in both its full service and quick service segments.

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

         The Company recorded a $15,385,000 impairment of asset and facility closing charge in fiscal 2001. The charge consisted of a $14,525,000 charge for the impairment of assets in the Company's Grady's American Grill restaurant division, as discussed above, and $860,000 in charges for the cost of closing certain restaurant locations and certain lease guarantee obligations. The Company closed one Grady's American Grill restaurant during fiscal 2001.

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

         Quick Service. The quick service segment of the restaurant industry is a very mature and competitive segment, which is dominated by several national chains. Market share is gained through national media campaigns promoting specific sandwiches, usually at a discounted price. The national chains extend marketing efforts to include nationwide premiums and movie tie-ins. During fiscal 2002, fierce price competition in the quick service segment negatively affected the Company's Burger King results. To date in fiscal 2003, the price competition that prevailed in the latter part of fiscal 2002 has continued. If quick service restaurants continue to rely on price discounting to increase customer traffic, the Company will either have to continue competing on price or concede market share. Either circumstance would adversely affect the Company's results.

         The Company should benefit from capital improvements made in fiscal 2001 and fiscal 2002. Specifically, the Transformational Initiatives and the Early Renewal Program remodeling should enhance the image of the Company's restaurants and therefore have a positive impact on sales. Additionally, the Company believes that its acquisition of Burger King restaurants in the Grand Rapids, Michigan, market should continue to bolster the performance of its Burger King division in fiscal 2003 through the improvement of the Grand Rapids profit margins.


         Full Service. The full service segment of the restaurant industry is also mature and competitive. This segment has a few national companies that utilize national media efficiently. This segment also has numerous regional and local chains that provide service and products comparable to the national chains but which cannot support significant marketing campaigns. The Company operates three restaurant concepts that compete in the full service segment.

         During fiscal 2002, the Company experienced strong results in its Chili's division. These results were achieved by the application of the Company's disciplined operating systems and successful marketing and menu strategies. The Company also believes that the results in its Chili's division were aided by effective product and marketing support from the franchisor. During fiscal 2003, the Company intends to continue to emphasize the operational and marketing initiatives that contributed to the success of its Chili's division in fiscal 2002 and therefore expects steady financial results in fiscal 2003.

         During fiscal 2002, the Company experienced a slight deterioration in its Italian Dining division's profitability. During the fourth quarter of fiscal 2002, the Company opened an additional restaurant that should increase the profitability of the Italian Dining division during fiscal 2003. The Company expects sales at restaurants open for a year to be flat or slightly negative in fiscal 2003 when compared to fiscal 2002.

         During fiscal 2002, the results of the Company's Grady's American Grill division did not meet expectations. The Company believes that the results in this division were negatively affected by competitive intrusion in the Company's markets and limitations in the Company's ability to efficiently market its Grady's American Grill restaurants. During fiscal 2002, the Company sold or closed 18 restaurants. The Company will continue to consider opportunities to divest under-performing or non-strategic restaurants in fiscal 2003. The Company expects the Grady's American Grill division's operating performance to continue to decline during fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Company's principal sources and uses of cash:

(Dollars in thousands)
---------------------------------------------------------------------------------------------------
                                                                   Fiscal Year Ended
                                                         October 27,   October 28,   October 29,
                                                            2002          2001          2000
---------------------------------------------------------------------------------------------------
Net cash provided by operating activities                 $ 15,425      $ 11,305      $ 20,384

Cash flows from investing activities:
     Acquisition of business, net of cash                        -        (4,212)            -
     Purchase of property and equipment                    (16,102)      (11,821)      (11,055)
     Purchase of other assets                               (1,013)         (858)       (1,501)
     Proceeds from the sale of assets                       15,517           142         1,105
     Other, net                                                  -             -           (57)

 Cash flow from financing activities:
     Borrowings (repayment) of long-term debt, net         (13,523)        6,982        (5,118)
     Purchase of common stock                                 (264)       (1,925)       (1,448)
     Loan financing fees                                      (619)            -             -
     Repayment of capitalized lease                           (470)         (455)         (417)


         The Company requires capital principally for building or acquiring new restaurants, replacing equipment and remodeling existing restaurants. During the three year period ended October 27, 2002, the Company financed these activities principally using cash flows from operations and its credit facilities. The Company's restaurants generate cash immediately through sales. As is customary in the restaurant industry, the Company does not have significant assets in the form of trade receivables or inventory, and customary payment terms generally result in several weeks of trade credit from its vendors. Therefore, the Company's current liabilities have historically exceeded its current assets.

         In fiscal 2002, net cash provided by operating activities was $15,425,000 compared to $11,305,000 in fiscal 2001. The increase in fiscal 2002 compared to fiscal 2001 was mainly due to increased profitability of the Company.

         During fiscal 2002, the Company had $16,102,000 in capital expenditures in connection with the opening of new restaurants and the refurbishing of existing restaurants. During fiscal 2002 the Company opened two new full service restaurants and two quick service restaurants. The Company also replaced three existing quick service restaurant buildings with new buildings at the same locations.

         The Company purchased and retired 96,064 shares of its common stock during fiscal 2002 for $264,000. The Company repurchased 736,073 shares of its common stock in the open market in fiscal 2001 for $1,925,000. The Company does not presently intend to repurchase shares due to the Company's significant capital expenditure budget for fiscal 2003.

         During fiscal 2002, the Company received $15,517,000 in net proceeds from the sale of assets, mainly from the sale of 15 Grady's American Grill restaurants.

         The Company had a net repayment of $12,185,000 under its revolving credit agreement during fiscal 2002. As of October 27, 2002, the Company's revolving credit agreement had an additional $7,174,000 available for future borrowings. The Company's average borrowing rate on October 27, 2002 was 5.06%. The revolving credit agreement is subject to certain restrictive covenants that require the Company, among other things, to achieve agreed upon levels of cash flow. Under the revolving credit agreement the Company's funded debt to consolidated cash flow ratio could not exceed 4.00 and its fixed charge coverage ratio could not be less than 1.50 on October 27, 2002. The Company was in compliance with these requirements with a funded debt to consolidated cash flow ratio of 3.75 and a fixed charge coverage ratio of 1.74.

         The Company's primary cash requirements in fiscal 2003 will be capital expenditures in connection with the opening of new restaurants, remodeling of existing restaurants, maintenance expenditures, and the reduction of debt under the Company's debt agreements. During fiscal 2003, the Company anticipates opening one or two new quick service restaurants and two or three full service restaurants. The Company also plans to replace five existing quick service buildings with new buildings at the same locations. The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new restaurants opened, whether the Company owns or leases new units and the actual expense related to remodeling and maintenance of existing units. While the Company's capital expenditures for fiscal 2003 are expected to range from $12,000,000 to $14,000,000, if the Company has alternative uses or needs for its cash, the Company believes it could reduce such planned expenditures without affecting its business plan. The Company has debt service requirements of approximately $1,474,000 in fiscal 2003, consisting primarily of the principal payments required under the mortgage facility.

         The Company anticipates that its cash flow from operations, together with the $7,174,000 available under its revolving credit agreement as of October 27, 2002, will provide sufficient funds for its operating, capital expenditure, debt service and other requirements through the end of fiscal 2003.

         As of October 27, 2002, the Company had a financing package totaling $109,066,000, consisting of a $60,000,000 revolving credit agreement (the "Bank Facility") and a $49,066,000 mortgage facility (the "Mortgage Facility"), as described below.

         The Mortgage Facility currently includes 34 separate mortgage notes, with initial terms of either 15 or 20 years. The notes have fixed rates of interest of either 9.79% or 9.94%. The notes require equal monthly interest and principal payments. The mortgage notes are collateralized by a first mortgage/deed of trust and security agreement on the real estate, improvements and equipment on 19 of the Company's Chili's restaurants (nine of which the Company mortgaged its leasehold interest) and 15 of the Company's Burger King restaurants (three of which the Company mortgaged its leasehold interest). The mortgage notes contain, among other provisions, certain restrictive covenants including maintenance of a consolidated fixed charge coverage ratio for the financed properties.

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

         The Bank Facility provides for borrowings at the adjusted LIBOR rate plus a contractual spread which is as follows:

RATIO OF FUNDED DEBT
TO CASH FLOW                                               LIBOR MARGIN
------------------------------                             ------------
Greater than or equal to 3.50                                 3.00%
Less than 3.5x but greater than or equal to 3.00              2.75%
Less than 3.0x but greater than or equal to 2.5x              2.25%
Less than 2.5x                                                1.75%

         The Bank Facility also contains covenants requiring maintenance of funded debt to cash flow and fixed charge coverage ratios as follows:

MAXIMUM FUNDED DEBT
TO CASH FLOW RATIO                           COVENANT

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


         The Company's funded debt to consolidated cash flow ratio is required to be 3.75 by the end of fiscal 2003. The Company's funded debt to consolidated cash flow ratio on October 27, 2002 was 3.75. To maintain at least the required ratio of 3.75 the Company plans to continue to dispose of under performing restaurants and use the proceeds to reduce debt. Should the Company not be able to sell under performing restaurants the Company believes it could reduce its capital spending. Its principal opportunities to reduce capital spending would be to scale back its new unit development and/or its planned remodel budget. The Company could also increase consolidated cash flow through reductions in general and administrative expenses. If the Company were not successful in meeting the required funded debt to consolidated cash flow ratio it would experience an event of default. The Company would then need to seek waivers from its lenders or amendments to the covenants.

                  The Company has long-term contractual obligations primarily in the form of lease and debt obligations. The following table summarizes the Company's contractual obligations and their aggregate maturities as of October 27, 2002:

                                                             Payment Due by Fiscal Year
                                --------------------------------------------------------------------------------------
                                                                                                  2008 and
Contractual Obligations               2003          2004        2005         2006        2007   thereafter      Total
----------------------------------------------------------------------------------------------------------------------

Mortgage debt-principal              1,474         1,625       1,792        1,985       2,175       36,778     45,829
Mortgage debt-interest               4,699         4,548       4,383        4,199       3,998       23,278     45,105
Revolver debt                            -             -           -       50,950           -            -     50,950
Capital leases                       1,026         1,026       1,026          977         707        1,634      6,396
Operating leases                    10,993        10,259       8,021        7,125       6,362       27,893     70,653
                                --------------------------------------------------------------------------------------
    Total contractual cash
    obligations                     18,192        17,458      15,222       65,236      13,242       89,583    218,933
                                --------------------------------------------------------------------------------------

RECENTLY ISSUED ACCOUNTING STANDARDS

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The Company does not believe that the adoption of this statement will have a material affect on future results.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. It nullifies the guidance in Emerging Issues Task Force 94-3, which recognized a liability for an exit cost on the date an entity committed itself to an exit plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company plans on early adopting the provisions of SFAS 146 in the first quarter of fiscal 2003. The Company does not believe that the adoption of this statement will have a material affect on future results.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not intend to adopt the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has early-adopted the disclosure provisions for the current fiscal year and included this information in Note 8 to the Company's financial statements.


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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to interest rate risk in connection with its $60.0 million revolving credit facility that provides for interest payable at the LIBOR rate plus a contractual spread. The Company's variable rate borrowings under this revolving credit facility totaled $50,950,000 at October 27, 2002. The impact on the Company's annual results of operations of a one-point interest rate change would be approximately $509,500.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

QUALITY DINING, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
--------------------------------------------------------------------------------------------------------------------
                                                                                      October 27,       October 28,
                                                                                         2002              2001
--------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                          $  1,021          $  2,070
     Accounts receivable                                                                   1,615             1,842
     Inventories                                                                           1,843             2,042
     Deferred income taxes                                                                 2,356             1,999
     Other current assets                                                                  2,222             2,042
--------------------------------------------------------------------------------------------------------------------
Total current assets                                                                       9,057             9,995
--------------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                              111,259           119,433
--------------------------------------------------------------------------------------------------------------------
Other assets:
     Deferred income taxes                                                                 7,644             8,001
     Trademarks, net                                                                       5,317             6,405
     Franchise fees and development fees, net                                              9,379            10,029
     Goodwill, net                                                                         7,960             8,068
     Liquor licenses, net                                                                  2,653             2,757
     Other                                                                                 3,672             2,550
--------------------------------------------------------------------------------------------------------------------
Total other assets                                                                        36,625            37,810
--------------------------------------------------------------------------------------------------------------------
Total assets                                                                           $ 156,941         $ 167,238
--------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of capitalized leases and long-term debt                           $  1,978          $  1,808
     Accounts payable                                                                      9,884            10,735
     Accrued liabilities                                                                  20,295            20,857
--------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                 32,157            33,400
Long-term debt                                                                            95,305           108,964
Capitalized leases principally to related  parties, less current portion                   3,726             4,230
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                        131,188           146,594
--------------------------------------------------------------------------------------------------------------------

Common stock subject to redemption                                                             -               264
--------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 9, 10 and 12)
     Stockholders' equity:
     Preferred stock, without par value: 5,000,000 shares authorized; none issued              -                 -
     Common stock, without par value: 50,000,000 shares authorized;
     12,969,672 and 12,940,736 shares issued, respectively                                    28                28
     Additional paid-in capital                                                          237,434           237,002
     Accumulated deficit                                                                (207,386)         (212,470)
     Unearned compensation                                                                  (700)             (557)
--------------------------------------------------------------------------------------------------------------------
                                                                                          29,376            24,003
     Less treasury stock, at cost, 1,360,573 and 1,360,573 shares, respectively            3,623             3,623
--------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                25,753            20,380
--------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                             $ 156,941         $ 167,238
--------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

QUALITY DINING, INC.
CONSOLIDATED STATEMENTS OF  OPERATIONS

(In thousands, except per share data)
----------------------------------------------------------------------------------------------------------------------
                                                                                     Fiscal Year Ended
                                                                        October 27,     October 28,     October 29,
                                                                            2002           2001            2000
----------------------------------------------------------------------------------------------------------------------
Revenues:
Restaurant sales:
     Burger King                                                          $ 121,526        $ 79,485        $ 81,724
     Chili's Grill & Bar                                                     75,760          69,727          60,921
     Grady's American Grill                                                  44,918          60,447          68,615
     Italian Dining Division                                                 17,052          17,126          16,756
----------------------------------------------------------------------------------------------------------------------
Total revenues                                                              259,256         226,785         228,016
----------------------------------------------------------------------------------------------------------------------
Operating expenses:
     Restaurant operating expenses:
        Food and beverage                                                    73,656          64,196          64,607
        Payroll and benefits                                                 77,182          67,238          66,782
        Depreciation and amortization                                        10,722          11,784          11,312
        Other operating expenses                                             65,374          56,811          54,832
----------------------------------------------------------------------------------------------------------------------
Total restaurant operating expenses:                                        226,934         200,029         197,533
----------------------------------------------------------------------------------------------------------------------
Income from restaurant operations                                            32,322          26,756          30,483
----------------------------------------------------------------------------------------------------------------------
     General and administrative                                              18,638          15,111          17,073
     Amortization of intangibles                                                431             892             910
     Impairment of assets and facility closing costs                            355          15,385               -
----------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                      12,898          (4,632)         12,500
----------------------------------------------------------------------------------------------------------------------
Other income (expense):
        Interest expense                                                     (8,429)        (10,419)        (11,174)
        Provision for uncollectible note receivable                               -               -         (10,000)
        Gain (loss) on sale of property and equipment                         1,034            (310)           (878)
        Interest income                                                          40              22              27
        Other income, net                                                       615           1,163             997
----------------------------------------------------------------------------------------------------------------------
Total other expense                                                          (6,740)         (9,544)        (21,028)
----------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                             6,158         (14,176)         (8,528)
Income tax provision                                                          1,074           1,354           1,183
----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                         $   5,084        $(15,530)       $ (9,711)
----------------------------------------------------------------------------------------------------------------------
Basic net income (loss) per share                                         $    0.45        $  (1.37)       $  (0.79)
----------------------------------------------------------------------------------------------------------------------
Diluted net income (loss) per share                                       $    0.45        $  (1.37)       $  (0.79)
----------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding
----------------------------------------------------------------------------------------------------------------------
     Basic                                                                   11,248          11,356          12,329
----------------------------------------------------------------------------------------------------------------------
     Diluted                                                                 11,306          11,356          12,329
----------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

QUALITY DINING, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


(Dollars and shares in thousands)
--------------------------------------------------------------------------------------------------------------------------------

                                        Shares               Additional    Retained                                      Stock-
                                        Common      Common    Paid-in      Earnings         Unearned      Treasury      holders'
                                        Stock        Stock    Capital      (Deficit)      Compensation     Stock         Equity
--------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 1999               12,774      $   28   $236,881      $(187,229)     $       (428)   $   (250)    $ 49,002
      Purchase of treasury stock             -           -          -              -                 -      (1,448)      (1,448)
      Restricted stock grants              104           -        209              -              (209)          -            -
      Amortization of unearned
         compensation                        -           -          -              -               141           -          141
      Restricted stock forfeited           (23)          -        (59)             -                59           -            -
      Net loss, fiscal 2000                  -           -          -         (9,711)                -           -       (9,711)
--------------------------------------------------------------------------------------------------------------------------------
Balance, October 29, 2000               12,855          28    237,031       (196,940)             (437)     (1,698)      37,984
      Purchase of treasury stock             -           -          -              -                 -      (1,925)      (1,925)
      Restricted stock grants              103           -        265              -              (265)          -            -
      Amortization of unearned
         compensation                        -           -          -              -                96           -           96
       Common stock subject to
         redemption                                              (245)                                                     (245)
       Restricted stock forfeited          (17)          -        (49)             -                49           -            -
      Net loss, fiscal 2001                  -           -          -        (15,530)                -           -      (15,530)
--------------------------------------------------------------------------------------------------------------------------------
Balance, October 28, 2001               12,941          28    237,002       (212,470)             (557)     (3,623)      20,380
       Restricted stock grants             125                    432              -              (432)          -            -
       Retirement of common
         stock                             (96)          -          -              -                 -           -            -
       Amortization of unearned
         compensation                        -           -          -              -               289           -          289
       Net income, fiscal 2002                                                 5,084                                      5,084
--------------------------------------------------------------------------------------------------------------------------------
Balance, October 27, 2002               12,970      $   28   $237,434      $(207,386)     $       (700)   $ (3,623)    $ 25,753
--------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

QUALITY DINING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                             Fiscal Year Ended
                                                                                  October 27,     October 28,     October 29,
                                                                                      2002           2001            2000
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income (loss)                                                                 $ 5,084      $ (15,530)       $  (9,711)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization of property and equipment                        10,460         11,811           11,605
        Amortization of other assets                                                    1,606          1,880            1,943
        Impairment of assets and facility closing costs                                   355         15,385                -
        Provision for uncollectible note receivable                                         -              -           10,000
        Loss (gain) on sale of property and equipment                                  (1,034)           310              878
        Amortization of unearned compensation                                             289             96              141
        Changes in operating assets and liabilities, excluding effects of acquisitions and dispositions:
           Accounts receivable                                                            227            374             (270)
           Inventories                                                                    199            391             (366)
           Other current assets                                                          (180)            82              136
           Accounts payable                                                              (851)          (835)           2,143
           Accrued liabilities                                                           (730)        (2,659)           3,885
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                              15,425         11,305           20,384
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Acquisition of business, net of cash                                                    -         (4,212)               -
    Proceeds from sales of property and equipment                                      15,517            142            1,105
    Purchase of property and equipment                                                (16,102)       (11,821)         (11,055)
    Purchase of other assets                                                           (1,013)          (858)          (1,501)
    Other, net                                                                              -              -              (57)
-------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                 (1,598)       (16,749)         (11,508)
-------------------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
    Purchase of treasury stock                                                              -         (1,925)          (1,448)
    Borrowings of long-term debt                                                       95,790         70,150           53,677
    Repayment of long-term debt                                                      (109,313)       (63,168)         (58,795)
    Repayment of capitalized lease obligations                                           (470)          (455)            (417)
    Loan financing fees                                                                  (619)             -                -
    Purchase of common stock subject to redemption                                       (264)             -                -
-------------------------------------------------------------------------------------------------------------------------------
Net cash (used for) provided by financing activities                                  (14,876)         4,602           (6,983)
-------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                   (1,049)          (842)           1,893
Cash and cash equivalents, beginning of year                                            2,070          2,912            1,019
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                              $   1,021       $  2,070         $  2,912
-------------------------------------------------------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest, net of amounts capitalized                              $   8,597       $  9,993        $ 10,941
    Cash paid for income taxes                                                          1,131          1,284             928

The accompanying notes are an integral part of the consolidated financial statements.

QUALITY DINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

{1} NATURE OF BUSINESS,  DISPOSITION OF BUSINESS AND  PUBLIC OFFERINGS

NATURE OF BUSINESS - Quality Dining, Inc. and its subsidiaries (the "Company") develop and operate both quick service and full service restaurants in 15 states. The Company owns and operates 16 Grady's American Grill restaurants, three restaurants under the tradename of Spageddies Italian Kitchen and six restaurants under the tradename Papa Vino's Italian Kitchen. The Company also operates, as a franchisee, 115 Burger King restaurants and 34 Chili's Grill & Bar restaurants.

{2} SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR - The Company maintains its accounts on a 52/53 week fiscal year ending the last Sunday in October. The fiscal year ended October 27, 2002 (fiscal 2002) contained 52 weeks. The fiscal years ended October 28, 2001 (fiscal 2001) and October 29, 2000 (fiscal 2000) also contained 52 weeks.

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

INSURANCE/SELF-INSURANCE - The Company uses a combination of insurance, self-insurance retention and self-insurance for a number of risks including workers' compensation, general liability, employment practices, directors and officers liability, vehicle liability and employee related health care benefits. Liabilities associated with these risks are estimated in part by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.

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

                                                          Years
                                                          -----
              Capitalized Lease Property                  17-20
              Buildings and Leasehold Improvements        15-31 1/2
              Furniture and Equipment                     3-7
              Computer Equipment and Software             5-7

Upon the sale or disposition of property and equipment, the asset cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income. Normal repairs and maintenance costs are expensed as incurred.

LONG-LIVED ASSETS - Long-lived assets and intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of a restaurant's long-lived asset group to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Considerable management judgment is necessary to estimate the fair value of the assets, including a discounted value of estimated future cash flows and fundamental analyses. Accordingly, actual results could vary from such estimates. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 141 AND NO. 142. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. SFAS 141 also establishes criteria that must be used to determine whether acquired intangible assets should be recognized separately from goodwill in the Company's financial statements. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill and indefinite-lived intangible assets will be tested for impairment in accordance with the provisions of SFAS
142. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company early adopted the provisions of SFAS 142, in the first quarter of fiscal 2002. SFAS 142 allows up to six months from the date of adoption to complete the transitional goodwill impairment test which requires the comparison of the fair value of a reporting unit to its carrying value (using amounts measured as of the beginning of the year of adoption) to determine whether there is an indicated transitional goodwill impairment. The quantification of an impairment requires the calculation of an "implied" fair value for a reporting unit's goodwill. If the implied fair value of the reporting unit's goodwill is less than its recorded goodwill, a transitional goodwill impairment charge is recognized and reported as a cumulative effect of a change in accounting principle. The Company completed the impairment testing of goodwill during the second quarter of fiscal 2002 and determined that there is no transitional goodwill impairment.



       (Dollars in thousands)                                  As of October 27, 2002
       ------------------------------------------------------------------------------------------
                                                   Gross Carrying    Accumulated         Net
       Amortized intangible assets                     Amount       Amortization     Book Value
       ------------------------------------------------------------------------------------------
       Trademarks                                        $  6,674   $     (1,357)      $  5,317
       Franchise fees and development fees                 14,618         (5,239)         9,379
                                                  -----------------------------------------------
                Total                                    $ 21,292   $     (6,596)      $ 14,696
                                                  -----------------------------------------------



The Company's intangible asset amortization expense for fiscal 2002 was $1,150,000. The estimated intangible amortization expense for each of the next five years is $1,153,000.

In the fourth quarter of fiscal 2001, the Company recorded an impairment charge related to certain Grady's American Grill restaurants that resulted in a reduction of the net book value of the Grady's American Grill trademark by $4,920,000. In conjunction with the Company's impairment assessment, the Company revised its estimate of the remaining useful life of the trademark to 15 years. The original estimated life of the trademark was 40 years. As a result of these changes, net income for fiscal 2002 was decreased by $89,000, which is approximately $0.01 per diluted share.

The Company operates four distinct restaurant concepts in the food-service industry. It owns the Grady's American Grill concept, an Italian Dining concept and it operates Burger King restaurants and Chili's Grill & Bar restaurants as a franchisee of Burger King Corporation and Brinker International, Inc., respectively. The Company has identified each restaurant concept as an operating segment based on management structure and internal reporting. The Company has two operating segments with goodwill - Chili's Grill & Bar and Burger King. The Company had a total of $7,960,000 in goodwill as of October 27, 2002. The Chili's Grill and Bar operating segment had $6,902,000 of goodwill and the Burger King operating segment had $1,058,000 of goodwill.

ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142. The following table reports the comparative impact the adoption of Statement 142 has on the Company's reported results of operations.


                                                        Fiscal Year Ended
                                                   October 27,     October 28,
                                                      2002             2001
                                                   -----------     -----------
(Dollars in thousands, except for earnings-per-share amounts)

Reported net income (loss)                         $     5,084     $   (15,530)
  Add back: Goodwill amortization                            -             541
                                                   -----------     -----------
  Adjusted net income                              $     5,084     $   (14,989)
                                                   ===========     ===========

Basic earnings (loss) per share:
  Reported net income (loss)                       $      0.45     $     (1.37)
  Goodwill amortization                                      -            0.05
                                                   -----------     -----------
  Adjusted net income (loss)                       $      0.45     $     (1.32)
                                                   ===========     ===========

Diluted earnings (loss) per share:
  Reported net income (loss)                       $      0.45     $     (1.37)
  Goodwill amortization                                      -            0.05
                                                   -----------     -----------
  Adjusted net income (loss)                       $      0.45     $     (1.32)
                                                   ===========     ===========



FRANCHISE FEES AND DEVELOPMENT FEES - The Company's Burger King and Chili's franchise agreements require the payment of a franchise fee for each restaurant opened. Franchise fees are deferred and amortized on the straight-line method over the lives of the respective franchise agreements. Development fees paid to the respective franchisors are deferred and expensed in the period the related restaurants are opened. Franchise fees are being amortized on a straight-line basis, generally over 20 years. Accumulated amortization of franchise fees as of October 27, 2002 and October 28, 2001 was $5,239,000 and $4,510,000,
respectively.

ADVERTISING - The Company incurs advertising expense related to its concepts under franchise agreements (see Note 5) or through local advertising. Advertising costs are expensed at the time the related advertising first takes place. Advertising costs were $8,523,000, $7,630,000 and $7,967,000 for fiscal years 2002, 2001 and 2000, respectively.

LIQUOR LICENSES - Costs incurred in securing liquor licenses for the Company's restaurants and the fair value of liquor licenses acquired in acquisitions are capitalized and amortized on a straight-line basis, principally over 20 years. Accumulated amortization of liquor licenses as of October 27, 2002 and October 28, 2001 was $1,316,000 and $1,122,000, respectively.

DEFERRED FINANCING COSTS - Deferred costs of debt financing included in other non-current assets are amortized over the life of the related loan agreements, which range from three to 20 years.

COMPUTER SOFTWARE COSTS - Costs of purchased and internally developed computer software are capitalized in accordance with SOP 98-1 and amortized over a five to seven year period using the straight-line method. As of October 27, 2002 and October 28, 2001, capitalized computer software costs, net of related accumulated amortization, aggregated $1,188,000 and $748,000, respectively. Amortization of computer software costs was $259,000, $391,000 and $536,000 for fiscal years 2002, 2001 and 2000 respectively.

CAPITALIZED INTEREST - Interest costs capitalized during the construction period of new restaurants and major capital projects were $28,000, $18,000 and $104,000 for fiscal years 2002, 2001 and 2000 respectively.

STOCK-BASED COMPENSATION - The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS NO. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." These statements encourage rather than require companies to adopt a new method that accounts for stock-based compensation awards based on their estimated fair value at the date they are granted. Companies are permitted, however, to continue accounting for stock compensation awards under APB Opinion No. 25 which requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of the grant and the amount an employee must pay to acquire the stock. The Company has elected to continue to apply APB Opinion No. 25 and has provided the new disclosure requirements of SFAS NO. 148 as if the new method had been applied, in Note 8.

NET INCOME (LOSS) PER SHARE - Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding plus all potential dilutive common shares outstanding.

CONCENTRATIONS OF CREDIT RISK - Financial instruments, which potentially subject the Company to credit risk, consist primarily of cash and cash equivalents and notes receivable. Substantially all of the Company's cash and cash equivalents at October 27, 2002 were concentrated with a bank located in Chicago, Illinois.

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


RECENTLY ISSUED ACCOUNTING STANDARDS

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The Company does not believe that the adoption of this statement will have a material affect on future results.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. It nullifies the guidance in Emerging Issues Task Force 94-3, which recognized a liability for an exit cost on the date an entity committed itself to an exit plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company plans on early adopting the provisions of SFAS 146 in the first quarter of fiscal 2003. The Company does not believe that the adoption of this statement will have a material affect on future results.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not intend to adopt the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has early-adopted the disclosure provisions for the current fiscal year and included this information in Note 8 to the Company's financial statements.

{3} OTHER CURRENT ASSETS AND ACCRUED LIABILITIES

Other current assets and accrued liabilities consist of the following:
----------------------------------------------------------------------------------------------------------

(Dollars in thousands)                                                         October 27,    October 28,
                                                                                  2002           2001
----------------------------------------------------------------------------------------------------------
Other current assets:
        Prepaid real estate taxes                                                 $   652        $   599
        Prepaid insurance                                                             611             42
        Deposits                                                                      428            922
        Prepaid expenses and other current assets                                     531            479
----------------------------------------------------------------------------------------------------------
                                                                                  $ 2,222        $ 2,042
----------------------------------------------------------------------------------------------------------
Accrued liabilities:
        Accrued salaries, wages and severance                                     $ 4,601        $ 4,542
        Accrued insurance costs                                                     3,286          2,057
        Unearned income                                                             2,269          3,350
        Accrued advertising and royalties                                           1,214          1,412
        Accrued property taxes                                                      1,106          1,344
        Accrued sales taxes                                                           908            925
        Other accrued liabilities                                                   6,911          7,227
----------------------------------------------------------------------------------------------------------
                                                                                  $20,295        $20,857
----------------------------------------------------------------------------------------------------------


{4} PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
---------------------------------------------------------------------------------------------------------
                                                                             October 27,     October 28,
(Dollars in thousands)                                                           2002           2001
---------------------------------------------------------------------------------------------------------
Land and land improvements                                                      $ 31,219       $ 37,259
Capitalized lease property                                                         7,297          7,297
Buildings and leasehold improvements                                              81,602         84,115
Furniture and equipment                                                           63,718         64,095
Construction in progress                                                           2,060          1,155
---------------------------------------------------------------------------------------------------------
                                                                                 185,896        193,921
---------------------------------------------------------------------------------------------------------
Less, accumulated depreciation and capitalized lease amortization                 74,637         74,488
---------------------------------------------------------------------------------------------------------
Property and equipment, net                                                    $ 111,259      $ 119,433
---------------------------------------------------------------------------------------------------------


{5} FRANCHISE AND DEVELOPMENT RIGHTS

     The Company has entered into franchise agreements with two franchisors for the operation of two of its restaurant concepts, Burger King and Chili's. The existing franchise agreements provide the franchisors with significant rights regarding the business and operations of the Company's franchised restaurants. The franchise agreements with Burger King Corporation require the Company to pay royalties ranging from 2.75% to 4.5% of sales and advertising fees of 4.0% of sales. The franchise agreements with Brinker International, Inc. ("Brinker") covering the Company's Chili's restaurant concept require the Company to pay royalty and advertising fees equal to 4.0% and 0.5% of Chili's restaurant sales, respectively. In addition, the Company is required to spend 2.0% of sales from each of its Chili's restaurants on local advertising which is considered to be met by the additional contributions described below. As part of a system-wide promotional effort, the Company paid an additional advertising fee of 0.375% of sales for the period beginning September 1, 1999 and ended August 30, 2000 and paid a similar fee of 1.0% of sales for the period beginning September 1, 2000 and ended June 27, 2001 and 1.2% for the period beginning June 28, 2001 through June 26, 2002. From June 27, 2002 through June 25, 2003, the Company has and will pay an additional 2.0% of sales.

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

         Chili's. The Company's development agreement with Brinker entitles the Company to develop up to 41 Chili's restaurants in two regions encompassing counties in Indiana, Michigan, Ohio, Kentucky, Delaware, New Jersey and Pennsylvania. The Company paid development fees totaling $260,000 for the right to develop the restaurants in the regions. Each Chili's franchise agreement requires the Company to pay an initial franchise fee of $40,000, a monthly royalty fee of 4.0% of sales and advertising fees of 0.5% of sales.

     Burger King. On November 3, 2000, the Company entered into a Non-Exclusive Development Agreement with Burger King Corporation (the "BKC Agreement"). The BKC Agreement granted the Company the non-exclusive right to develop 12 Burger King restaurants in three specified counties in Michigan, two specified counties in Ohio and 20 specified counties in Indiana. The BKC Agreement was scheduled to expire on June 30, 2004.

     The Company paid a $60,000 franchise fee deposit to Burger King Corporation. With each new restaurant that the Company opened pursuant to the BKC Agreement, it received a credit of $5,000 against the applicable franchise fee for such restaurant. Through December 31, 2002, the Company had received a total of $35,000 in credits against applicable franchise fees for new restaurants ($25,000) and Target Reservation Agreements ($10,000). In December, 2002 the Company and BKC mutually agreed to terminate the BKC Agreement principally because many of the target locations reserved in the BKC Agreement do not meet BKC's new development criteria. Accordingly, the Company will be entitled to a credit of $5,000 against the applicable franchise fee for each of the next five new restaurants it opens prior to December 31, 2005.

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

     On January 27, 2000 the Company executed a "Franchisee Commitment" pursuant to which it agreed to undertake certain "Transformational Initiatives" including capital improvements and other routine maintenance in all of its Burger King restaurants. The capital improvements include the installation of signage bearing the new Burger King logo and the installation of a new drive-through ordering system. The initial deadline for completing these capital improvements
- December 31, 2001 - was extended to December 31, 2002, although the Company met the initial deadline with respect to 66 of the 70 Burger King restaurants subject to the Franchisee Commitment. The Company completed the capital improvements to the remaining four restaurants prior to December 31, 2002. In addition, the Company agreed to perform, as necessary, certain routine maintenance such as exterior painting, sealing and striping of parking lots and upgraded landscaping. The Company completed this maintenance prior to September 30, 2000, as required. In consideration for executing the Franchisee Commitment, the Company received "Transformational Payments" totaling approximately $3.9 million during fiscal 2000. In addition, the Company received supplemental Transformational Payments of approximately $135,000 in October of 2001 and $180,000 in 2002. The portion of the Transformational Payments that corresponds to the amount required for the capital improvements will be recognized as income over the useful life of the capital improvements. The portion of the Transformational Payments that corresponds to the required routine maintenance was recognized as a reduction in maintenance expense over the period during which maintenance was performed. The remaining balance of the Transformational Payments was recognized as other income ratably through December 31, 2001, the term of the initial Franchisee Commitment, except that the supplemental Transformational Payments were recognized as other income when received.

     During fiscal 2000, Burger King Corporation increased its royalty and franchise fees for most new restaurants. The franchise fee for new restaurants increased from $40,000 to $50,000 for a 20 year agreement and the royalty rate increased from 3.5% of sales to 4.5% of sales, after a transitional period. For franchise agreements entered into during the transitional period, the royalty rate will be 4.0% of sales for the first 10 years and 4.5% of sales for the balance of the term.

     For new restaurants, the transitional period will be from July 1, 2000 to June 30, 2003. As of July 1, 2003, the royalty rate will become 4.5% of sales for the full term of new restaurant franchise agreements. For renewals of existing franchise agreements, the transitional period was from July 1, 2000 through June 30, 2001. As of July 1, 2001, existing restaurants that renew their franchise agreements will pay a royalty of 4.5% of sales for the full term of the renewed agreement. The advertising contribution remains at 4.0% of sales. Royalties payable under existing franchise agreements are not affected by these changes until the time of renewal, at which time the then prevailing rate structure will apply.

     Burger King Corporation offered a voluntary program as an incentive for franchisees to renew their franchise agreements prior to the scheduled expiration date ("2000 Early Renewal Program"). Franchisees that elected to participate in the 2000 Early Renewal Program are required to make capital investments in their restaurants by, among other things, bringing them up to Burger King Corporation's current image, and to extend occupancy leases. Franchise agreements entered into under the 2000 Early Renewal Program have special provisions regarding the royalty payable during the term, including a reduction in the royalty to 2.75% over five years beginning April, 2002 and concluding in April, 2007.

     The Company included 36 restaurants in the 2000 Early Renewal Program. The Company paid franchise fees of $877,000 in the third quarter of fiscal 2000 to extend the franchise agreements of the selected restaurants for 16 to 20 years. The Company invested approximately $6.6 million to remodel the selected restaurants to Burger King Corporation's current image of which approximately $3.9 million was expended in fiscal 2002.

     Burger King Corporation offered an additional voluntary program as an incentive to franchisees to renew their franchise agreements prior to the scheduled expiration date ("2001 Early Renewal Program"). Franchisees that elected to participate in the 2001 Early Renewal Program are required to make capital investments in their restaurants by, among other things, bringing them up to Burger King Corporation's current image (Image 99), and to extend occupancy leases. Franchise agreements entered into under the 2001 Early Renewal Program have special provisions regarding the royalty payable during the term, including a reduction in the royalty to 2.75% over five years commencing 90 days after the semi-annual period in which the required capital improvements are made.

     The Company included three restaurants in the 2001 Early Renewal Program. The Company paid franchise fees of $144,925 in fiscal 2001 to extend the franchise agreements of the selected restaurants for 17 to 20 years. The Company expects to invest approximately $2.2 million in fiscal 2003 to remodel the participating restaurants to Burger King Corporation's current image. The deadline for completing the required improvements is June 30, 2003.

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

{6}  INCOME TAXES

The provision for income taxes for the fiscal years ended October 27, 2002, October 28, 2001 and October 29, 2000 is summarized as follows:

----------------------------------------------------------------------------------------------
                                                            Fiscal Year Ended
                                               October 27,      October 28,    October 29,
(Dollars in thousands)                            2002              2001          2000

----------------------------------------------------------------------------------------------
Current:
    Federal                                       $ 1,417           $     -       $   102
    State                                           1,404             1,354         1,081
----------------------------------------------------------------------------------------------
                                                    2,821             1,354         1,183
----------------------------------------------------------------------------------------------
Deferred:
    Provision (benefit) for the period             (1,747)                -             -
----------------------------------------------------------------------------------------------
    Total                                         $ 1,074           $ 1,354       $ 1,183
----------------------------------------------------------------------------------------------


The components of the deferred tax asset and liability are as follows:

----------------------------------------------------------------------------------------------
                                                                October 27,      October 28,
(Dollars in thousands)                                             2002              2001
----------------------------------------------------------------------------------------------
Deferred tax asset:

     Net operating loss carryforwards                            $ 15,589          $ 19,031
     Note receivable allowance                                      6,991             6,173
     FICA tip credit and minimum tax credit                         4,580             4,208
     Accrued liabilities                                            2,290             2,394
     Property and equipment                                         2,401             2,200
     Capitalized lease obligations                                    686               723
     Trademarks                                                       666               594
     Franchise Fees                                                   737               155
     Other                                                            790               701
----------------------------------------------------------------------------------------------
     Deferred tax asset                                            34,730            36,179
     Less: Valuation allowance                                    (23,958)          (25,705)
----------------------------------------------------------------------------------------------
                                                                   10,772            10,474
----------------------------------------------------------------------------------------------
 Deferred tax liability:
     Property and equipment                                             -                 -
     Goodwill                                                        (686)             (414)
     Other                                                            (86)              (60)
----------------------------------------------------------------------------------------------
     Deferred tax liability                                          (772)             (474)
----------------------------------------------------------------------------------------------
     Net deferred tax asset                                      $ 10,000          $ 10,000
----------------------------------------------------------------------------------------------


         The Company has net operating loss carryforwards of approximately $44.5 million as well as FICA tip credits and alternative minimum tax credits of $4.6 million.

         Net operating loss carryforwards expire as follows:

                                                      Net operating loss
                                                        carryforwards
                                                     ---------------------
Net operating loss carryforwards expiring 2012           $ 39,921,000

Net operating loss carryforwards expiring 2018              3,000,000
Net operating loss carryforwards expiring 2021              1,619,000
--------------------------------------------------------------------------
Total net operating loss carryforwards                   $ 44,540,000
--------------------------------------------------------------------------

FICA tip credits expire as follows:

                                                       FICA Tip Credits
                                                     ---------------------
FICA tip credit expiring in 2012                          $ 1,340,000
FICA tip credit expiring in 2013                              477,000
FICA tip credit expiring in 2014                              572,000
FICA tip credit expiring in 2015                              571,000
FICA tip credit expiring in 2016                              727,000
FICA tip credit expiring in 2017                              702,000
--------------------------------------------------------------------------
Total FICA tip credits                                    $ 4,389,000
--------------------------------------------------------------------------


         The alternative minimum tax credits of $191,000 carryforward indefinitely.

         The Company utilized $8.5 million of net operating loss carryforwards to offset current year taxable income. During fiscal 2002, the Company decreased its valuation reserve against its deferred tax assets to $24.0 million leaving a net deferred tax asset of $10.0 million. The Company's assessment of its ability to realize the net deferred tax asset was based on the weight of both positive and negative evidence. Based on this assessment, the Company's management believes it is more likely than not that the net deferred tax benefit recorded will be realized. Such evidence will be reviewed prospectively and should the Company's expected operating performance change, the Company may recognize additional tax benefit or expense related to its net deferred tax asset position in the future.

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

Differences between the effective income tax rate and the U.S. statutory tax rate are as follows:

----------------------------------------------------------------------------------------------------------
                                                                            Fiscal Year Ended
                                                                October 27,    October 28,    October 29,
(Percent of pretax income)                                         2002           2001           2000
----------------------------------------------------------------------------------------------------------
Statutory tax rate                                                  34.0%         (34.0)%        (34.0)%
State income taxes, net of federal income tax benefit               15.0            6.3            8.2
FICA tax credit                                                    (11.4)          (5.1)          (4.4)
Change in valuation allowance                                      (26.9)          40.5           44.0
Other, net                                                           6.7            1.9            0.1
----------------------------------------------------------------------------------------------------------
Effective tax rate                                                  17.4%           9.6%          13.9%
----------------------------------------------------------------------------------------------------------

{7} LONG-TERM DEBT AND CREDIT AGREEMENTS

         The Company has a financing package totaling $109,066,000, consisting of a $60,000,000 revolving credit agreement and a $49,066,000 mortgage facility, as described below. The revolving credit agreement executed with JP Morgan Chase Bank, as agent for a group of five banks, provides for borrowings of up to $60,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread. The weighted average borrowing rate under the Bank Facility on October 27, 2002 was 5.06%. The revolving credit agreement will mature on November 1, 2005, at which time all amounts outstanding thereunder are due. The Company had $7,174,000 available under its revolving credit agreement as of October 27, 2002. The revolving credit agreement is collateralized by the stock of certain subsidiaries of the Company, certain interests in the Company's franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's real and personal property not pledged in the mortgage financing.

         The revolving credit agreement contains, among other provisions, restrictive covenants including maintenance of certain prescribed debt and fixed charge coverage ratios, limitations on the incurrence of additional indebtedness, limitations on consolidated capital expenditures, cross-default provisions with other material agreements, restrictions on the payment of dividends (other than stock dividends) and limitations on the purchase or redemption of shares of the Company's capital stock. Under the revolving credit agreement the Company's funded debt to consolidated cash flow ratio could not exceed 4.00 and its fixed charge coverage ratio could not be less than 1.50 on October 27, 2002. The Company was in compliance with these requirements with a funded debt to consolidated cash flow ratio of 3.75 and a fixed charge coverage ratio of 1.74.

         Letters of credit reduce the Company's borrowing capacity under its revolving credit facility and represent purchased guarantees that ensure the Company's performance or payment to third parties in accordance with specified terms and conditions which amount to $1,876,000 and $1,390,000 as of October 27, 2002 and October 28, 2001, respectively.

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


         The aggregate maturities of long-term debt subsequent to October 27, 2002 are as follows:

         (Dollars in thousands)
         -------------------------------------------------------------
         FISCAL YEAR
         -------------------------------------------------------------
         2003                                                $  1,474
         2004                                                   1,625
         2005                                                   1,792
         2006                                                  52,935
         2007                                                   2,175
         2008 and thereafter                                   36,778
         -------------------------------------------------------------
         Total                                               $ 96,779
         -------------------------------------------------------------

{8} EMPLOYEE BENEFIT PLANS

STOCK OPTIONS

         The Company has four stock option plans: the 1993 Stock Option and Incentive Plan, the 1997 Stock Option and Incentive Plan, the 1993 Outside Directors Stock Option Plan and the 1999 Outside Directors Stock Option Plan.

         On March 26, 1997 the Company's shareholders approved the 1997 Stock Option and Incentive Plan and therefore no awards for additional shares of the Company's common stock will be made under the 1993 Stock Option and Incentive Plan. Under the 1997 Stock Option and Incentive Plan, shares of restricted stock and options to purchase shares of the Company's common stock may be granted to officers and other employees. An aggregate of 1,100,000 shares of common stock has been reserved for issuance under the 1997 Stock Option and Incentive Plan. As of October 27, 2002, there were 106,735 and 490,764 options outstanding under the 1993 Stock Option and Incentive Plan and the 1997 Stock Option and Incentive Plan, respectively. Typically, options granted under these plans have a term of 10 years and become exercisable incrementally over 3 years.

         In December of 2000 the Company's Board of Directors approved the 1999 Outside Directors Stock Option Plan. Under the 1999 Outside Directors Stock Option Plan, 80,000 shares of common stock have been reserved for the issuance of nonqualified stock options to be granted to non-employee directors of the Company. On May 1, 2001, and on each May 1 thereafter, each then non-employee director of the Company will receive an option to purchase 2,000 shares of common stock at an exercise price equal to the fair market value of the Company's common stock on the date of grant. Each option has a term of 10 years and becomes exercisable six months after the date of grant. As of October 27, 2002, there were 38,000 and 36,000 options outstanding under the 1993 Outside Directors Stock Option Plan and the 1999 Outside Directors Stock Option Plan, respectively.

         On June 1, 1999, the Company implemented a Long Term Incentive Compensation Plan (the "Long Term Plan") for seven of its executive officers and certain other senior executives (the "Participants"). The Long Term Plan is designed to incent and retain those individuals who are critical to achieving the Company's long term business objectives. The Long Term Plan consists of (a) options granted with an exercise price equal to the closing price of the Company's common stock on the grant date, which vest over three years; (b) restricted stock awards of common shares which vest over seven years, subject to accelerated vesting in the event the price of the Company's common stock achieves certain targets; and, for certain Participants, (c) a cash bonus payable at the conclusion of fiscal year 2000. Under the Long Term Plan, the Company issued 102,557 restricted shares in fiscal 2001 and 104,360 restricted shares in fiscal 2000. There were no shares of restricted stock forfeited in fiscal 2002, 17,415 shares of restricted stock forfeited in fiscal 2001 and 22,615 shares of restricted stock forfeited in fiscal 2000.

         During fiscal 2002, the Company issued 125,000 restricted shares and 75,000 options on similar terms as those which were issue under the Long Term Plan.

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

         Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value method as prescribed by SFAS 123 (see
Note 2), the Company's net earnings (loss) and net earnings (loss) per share would have been the pro forma amounts indicated below:

--------------------------------------------------------------------------------------------------------------
                                                                      October 27,   October 28,  October 29,
         (in thousands, except per share amounts)                        2002          2001         2000
--------------------------------------------------------------------------------------------------------------
Net income (loss), as reported                                           $  5,084    $ (15,530)   $  (9,711)
Deduct: Total stock option based employee compensation expense determined by using the Black-Scholes option pricing model, net of
related tax effects                                                          (48)          (61)        (103)
                                                                      ----------------------------------------
Net income (loss), pro forma                                             $  5,036    $ (15,591)    $ (9,814)
                                                                      ----------------------------------------

Basic net income (loss) per common share, as reported                    $   0.45     $  (1.37)    $   (.79)
Basic net income (loss) per common share, pro forma                      $   0.45     $  (1.37)    $   (.80)

--------------------------------------------------------------------------------------------------------------

         The weighted average fair value at the date of grant for options granted during fiscal 2002, 2001 and 2000 was $1.76, $1.12 and $1.12 per share, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 2002, 2001 and 2000: dividend yield of 0% for all years; expected volatility of 55.0%, 54.1% and 48.8%, respectively; risk-free interest rate of 3.5%, 4.6% and 6.2%, respectively; and expected lives of 5 years for all fiscal years.

         Activity with respect to the Company's stock option plans for fiscal years 2002, 2001 and 2000 was as follows:

----------------------------------------------------------------------------------------------
                                                                             Weighted Average
                                                        Number of Shares      Exercise Price
----------------------------------------------------------------------------------------------
Outstanding, October 31, 1999                                    771,990                $7.55
  Granted                                                         72,179                 2.20
  Canceled                                                      (209,344)               11.05
  Exercised                                                            -                    -
----------------------------------------------------------------------------------------------
Outstanding, October 29, 2000                                    634,825                 5.78
  Granted                                                         19,000                 2.17
  Canceled                                                       (45,371)                5.07
  Exercised                                                            -                    -
----------------------------------------------------------------------------------------------
Outstanding, October 28, 2001                                    608,454                 5.72
  Granted                                                         75,000                 3.46
  Canceled                                                       (11,955)                9.11
  Exercised                                                            -                    -
----------------------------------------------------------------------------------------------
Outstanding, October 27, 2002                                    671,499                $5.41
----------------------------------------------------------------------------------------------
Exercisable, October 27, 2002                                    568,038
-------------------------------------------------------------------------
Available for future grants at October 27, 2002                  208,944
-------------------------------------------------------------------------


         The following table summarizes information relating to fixed-priced stock options outstanding for all plans as of October 27, 2002.

                                             Options Outstanding                              Options Exercisable
                             ----------------------------------------------------       ---------------------------------
                                                Weighted
                                                 Average           Weighted                                 Weighted
                                 Number         Remaining          Average                  Number          Average
Range of Exercise Price        Outstanding  Contractual Life    Exercise Price           Exercisable     Exercise Price
-------------------------------------------------------------------------------------------------------------------------
       $.10 - $3.00                214,479        7.20 years            $ 2.69               181,018             $ 2.80
       $3.01 - $8.50               328,100        6.16 years            $ 3.59               258,100             $ 3.61
      $8.51 - $32.875              128,920        2.31 years            $14.56               128,921             $14.56

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

         The Company's contributions under Plan I and Plan II aggregated $197,000, $184,000 and $226,000 for fiscal years 2002, 2001 and 2000, respectively.

OTHER PLANS

         The Company also entered into agreements with five of its executive officers and two other senior executives pursuant to which the employees have agreed not to compete with the Company for a period of time after the termination of their employment and are entitled to receive certain payments in the event of a change of control of the Company.

{9} LEASES

         The Company leases its office facilities and a substantial portion of the land and buildings used in the operation of its restaurants. The restaurant leases generally provide for a noncancelable term of five to 20 years and provide for additional renewal terms at the Company's option. Most restaurant leases contain provisions for percentage rentals on sales above specified minimums. Rental expense incurred under these percentage rental provisions aggregated $927,000, $810,000 and $961,000 for fiscal years 2002, 2001 and 2000, respectively.

As of October 27, 2002, future minimum lease payments related to these leases were as follows:

(Dollars in thousands)
------------------------------------------------------------------------------------------------------
Fiscal Year                                                         Capital  Operating         Total
                                                                     Leases    Leases
------------------------------------------------------------------------------------------------------
2003                                                                 $1,026    $10,993        $12,019
2004                                                                  1,026     10,259         11,285
2005                                                                  1,026      8,021          9,047
2006                                                                    977      7,125          8,102
2007                                                                    707      6,362          7,069
------------------------------------------------------------------------------------------------------
2008 and thereafter                                                   1,634     27,893         29,527
------------------------------------------------------------------------------------------------------
                                                                      6,396    $70,653        $77,049
                                                                            --------------------------

Less: Amount representing interest                                    2,166
----------------------------------------------------------------------------
Present value of future minimum lease payments of which
     $504 is included in current liabilities at October 27, 2002     $4,230
----------------------------------------------------------------------------

         Rent expense, including percentage rentals based on sales, was $12,519,000, $9,079,000 and $9,077,000 for fiscal years 2002, 2001 and 2000, respectively.

         The Company has six subleases at restaurants and three subleases at its corporate headquarters building. As of October 27, 2002, future minimum lease payments related to these subleases were $4,478,000. Sublease income was $656,000, $460,000, and $419,000 for fiscal years 2002, 2001 and 2000, respectively.


{10} COMMITMENTS AND CONTINGENCIES

     The Company is self-insured for a portion of its employee health care costs. The Company is liable for medical claims up to $100,000 per eligible employee annually, and aggregate annual claims up to approximately $2,500,000. The aggregate annual deductible is determined by the number of eligible covered employees during the year and the coverage they elect.

     The Company is self-insured with respect to any worker's compensation claims not covered by insurance. The Company maintains a $250,000 per occurrence deductible and is liable for aggregate claims up to $1,950,000 for the twelve-month period beginning September 1, 2002 and ending August 31, 2003.

     The Company is self-insured with respect to any general liability claims below the Company's self-insured retention of $150,000 per occurrence.

     The Company has accrued $3,286,000 (see Note 3) for the estimated expense for its self-insured insurance plans. These accruals require management to make significant estimates and assumptions. Actual results could differ from management's estimates.

     At October 27, 2002, the Company had commitments aggregating $1,253,000 for the construction of restaurants.

     The Company is a party to one remaining legal proceeding relating to the Company's previously owned bagel-related businesses.

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

     The Company elected to satisfy its obligations under the Guaranty by purchasing the Loan from Texas Commerce. On November 24, 1998, the Company bought the Loan for $4,294,000. Thereafter, the Company sold the Loan to its Texas affiliate Grady's American Grill, L.P. ("Grady's"). On November 30, 1998, Grady's commenced an action seeking to recover the amount of the Loan from one of the Principal Guarantors, Michael K. Reilly ("Reilly"). As part of this action Grady's also sought to enforce a Subordination Agreement that was one of the Loan Documents against MKR Investments, L.P., a partnership ("MKR"). Reilly is the general partner of MKR. This action is pending in the United States District Court for the Southern District of Texas Houston Division as Case No. H-98-4015. Reilly has denied liability and filed counterclaims against Grady's alleging that Grady's engaged in unfair trade practices, violated Florida's "Rico" statute, engaged in a civil conspiracy and violated state and federal securities laws in connection with the Principal Guaranty (the "Counterclaims"). Reilly also filed a third party complaint ("Third Party Complaint") against Quality Dining, Inc., Grady's American Grill Restaurant Corporation, David M. Findlay, Daniel B. Fitzpatrick, Bruegger's Corporation, Bruegger's Franchise Corporation, Champlain Management Services, Inc., Nordahl L. Brue,

Michael J. Dressell and Ed Davis ("Third Party Defendants") alleging that Reilly invested in BFBC based upon false representations, that the Third Party Defendants violated state franchise statutes, committed unfair trade practices, violated covenants of good faith and fair dealing, violated the state "Rico" statute and violated state and federal securities laws in connection with the Principal Guaranty. In addition, BFBC and certain of its affiliates, including the Principal Guarantors ("Intervenors") have intervened and asserted claims against Grady's and the Third Party Defendants that are similar to those asserted in the Counterclaims and the Third Party Complaint. Those Third Party Defendants who are individuals were present or former officers and directors of the Company and the Company had advanced defense costs on their behalf until they were dismissed by the Court.

     On December 31, 2002, the District Court dismissed certain claims asserted by Reilly and the Intervenors and declined to dismiss certain other claims. The District Court also declined to enforce MKR's Subordination Agreement. The District Court also determined that BFBC, Reilly and the Principal Guarantors are obligated for the Loan. Based upon the currently available information, the Company does not believe that the ultimate resolution of this matter will have a materially adverse effect on the Company's financial position, however, there can be no assurance thereof. Neither can there be any assurance that the Company will be able to realize sufficient value from BFBC, Reilly or the Principal Guarantors to satisfy the amount of the Loan. The ongoing expense of the BFBC litigation may be significant to the Company's results of operations.

     Pursuant to the Share Exchange Agreement by and among Quality Dining, Inc., Bruegger's Corporation, Nordahl L. Brue and Michael J. Dressell ("Share Exchange Agreement"), the Agreement and Plan of Merger by and among Quality Dining, Inc., Bagel Disposition Corporation and Lethe, LLC, and certain other related agreements entered into as part of the disposition of the Company's bagel-related businesses in 1997, the Company was responsible for 50% of the first $14 million of franchise-related litigation expenses, inclusive of attorney's fees, costs, expenses, settlements and judgments (collectively "Franchise Damages"). Bruegger's Corporation and certain of its affiliates are obligated to indemnify the Company from all other Franchise Damages. The Company was originally obligated to pay the first $3 million of its share of Franchise Damages in cash. The Company has satisfied this obligation. The remaining $4 million of the Company's share of Franchise Damages was originally payable by crediting amounts owed to the Company pursuant to the $10 million Subordinated Note ("Subordinated Note") issued to the Company by Bruegger's Corporation. However, as a result of the Bruegger's Resolution (described below), the remainder of the Company's share of Franchise Damages is payable in cash.

     On or about September 10, 1999, Bruegger's Corporation, Lethe LLC, Nordahl
L. Brue, and Michael J. Dressell commenced an action against the Company in the United States District Court for the District of Vermont alleging that the Company breached various provisions of the Share Exchange Agreement which arose out of a dispute concerning a post-closing net working capital adjustment contemplated by the Share Exchange Agreement. On February 1, 2000, the Company filed counter-claims against Bruegger's Corporation for the working capital adjustment to which it believed it was entitled.

     On February 28, 2001, the Company and Bruegger's Corporation reached a settlement (the "Bruegger's Resolution") of their various disputes that includes, among other things, the following provisions: (a) the principal amount of the Subordinated Note was restated to $10.7 million; (b) the Company and Bruegger's Corporation each released their claim against the other to receive a net working capital adjustment; (c) the Subordinated Note was modified to, among other things, provide for an extension of the period through which interest is to be accrued and added to the principal amount of the Subordinated Note from October, 2000 through January, 2002. From January, 2002 through June, 2002, one-half of the interest was to be accrued and added to the principal amount of the Subordinated Note and one-half of the interest was to be paid in cash. Commencing in January, 2003, interest was to be paid in cash through the maturity of the Subordinated Note in October 2004; (d) the Company and Bruegger's Corporation are each responsible for 50% of the Franchise Damages with respect to the claims asserted by BFBC Ltd., et al., (e) Bruegger's Corporation was entitled to 25% of any net recovery made by the Company on the BFBC, Ltd., Loan; provided, however, that any such entitlement was required to be applied to the outstanding balance of the Subordinated Note; (f) Bruegger's Corporation and its affiliates released their claims for breach of representations and warranties under the Share Exchange Agreement; and (g) Bruegger's Corporation is entitled to a credit of two dollars against the Subordinated Note for every one dollar that Bruegger's Corporation prepays against the Subordinated Note prior to October, 2003 up to a maximum credit of $4 million.

As of the fourth quarter of fiscal 2001, Bruegger's Corporation advised the Company that it is unable to continue to pay its 50% share of Franchise Damages. Since then the Company has and likely will continue to have to incur the full expense of the BFBC litigation and that Bruegger's Corporation will not have the ability to perform its indemnity obligations, if any.

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


{11} IMPAIRMENT OF LONG-LIVED ASSETS

     The Company recorded non-cash charges totaling $14,525,000 during the fourth quarter of fiscal 2001, consisting of $10,453,000 for the write down of certain Grady's American Grill restaurants to their estimated fair market value and $4,072,000 for the Grady's American Grill restaurants that the Company expected to sell during the second quarter of its 2002 fiscal year.

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

     While the Company believes that the Grady's assets are reported at their estimated fair values as of October 27, 2002, there can be no assurances that future asset impairments may not occur.

{12} RELATED PARTY TRANSACTIONS

The Company leases a substantial number of its Burger King restaurants from entities that are substantially owned by certain directors, officers and stockholders of the Company. Amounts paid for leases with these related entities are as follows:

----------------------------------------------------------------------------------------------------
                                                                     Fiscal Year Ended
                                                       October 27,      October 28,     October 29,
(Dollars in thousands)                                     2002            2001             2000
----------------------------------------------------------------------------------------------------
Operating leases:
           Base rentals                                    $ 2,187          $ 2,393         $ 2,378
           Percentage rentals                                  376              362             450
----------------------------------------------------------------------------------------------------
                                                             2,563            2,755           2,828
----------------------------------------------------------------------------------------------------
Capitalized leases:
           Interest                                            583              636             684
           Reduction of lease obligations                      443              389             342
           Percentage rentals                                  150              144             192
----------------------------------------------------------------------------------------------------
                                                             1,176            1,169           1,218
----------------------------------------------------------------------------------------------------
           Total                                           $ 3,739          $ 3,924         $ 4,046
----------------------------------------------------------------------------------------------------

         Affiliated real estate partnerships and two other entities related through common ownership pay management fees to the Company as reimbursement for administrative services provided. Total management fees for fiscal 2002, 2001 and 2000 were $14,000 each year.

         During the fiscal years 2002, 2001 and 2000, the Company made payments to companies owned by certain directors, stockholders and officers of the Company of $303,000, $393,000 and $237,000, respectively, for air transportation services.


{13} ACQUISITIONS AND DISPOSITIONS

         On October 15, 2001, the Company purchased certain assets from BBD Business Consultants, LTD. and its affiliates. BBD Business Consultants, LTD. operated 42 Burger King restaurants in the Grand Rapids, Michigan metropolitan area. The Company also purchased leasehold improvements and entered into lease agreements with the landlords of 41 of the 42 Burger King restaurants. During fiscal 2002, the Company closed three of these restaurants. In conjunction with this transaction the Company obtained franchise agreements for the acquired restaurants from Burger King Corporation. The purchase price for the restaurants aggregated $6,067,000 and consisted of $4,212,000 in cash and $1,855,000 in assumed liabilities. The acquisition was accounted for as a purchase. Goodwill of approximately $1,096,000 was recorded in connection with the acquisition, and subsequently was adjusted to $988,000 for the finalization of various liabilities. The operating results of the restaurants have been included in the Company's consolidated financial statements since the date of the acquisition.

         The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition.

                        At October 15, 2001
------------------------------------------------------------------

Current assets                                       $   657,000
Property and equipment                                 3,276,000
Franchise fees                                         1,038,000
Goodwill                                                 988,000
                                                  ---------------
Total assets acquired                                $ 5,959,000
Cash paid                                              4,212,000
                                                  ---------------
Liabilities assumed                                  $ 1,747,000
                                                  ---------------

         The franchise fees will be amortized over the remaining life of each restaurant's franchise agreement which is between one and 18 years. The $988,000 of goodwill was allocated within the quick service segment and has not been amortized in accordance with FASB 142.

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

                                                  ----------------------------
                                                           Fiscal Year
                                                  ----------------------------
                                                  October 28,      October 29,
                                                      2001            2000
                                                  -----------      -----------
                                                        (Unaudited)
Total revenues                                    $   268,144      $  272,918
Pro forma net loss                                    (14,538)         (7,871)
Pro forma net loss per share                            (1.28)          (0.64)



                  The unaudited pro forma results shown above are not necessarily indicative of the consolidated results that would have occurred had the acquisitions taken place at the beginning of the respective periods, nor are they necessarily indicative of results that may occur in the future.

         During the year, the Company sold 15 of its Grady's American Grill restaurants for net proceeds of $15,512,000. The Company recorded a $1,360,000 gain related to these sales.


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



                                                   FULL                 QUICK
         (Dollars in thousands)                  SERVICE               SERVICE           OTHER             TOTAL
-------------------------------------------------------------------------------------------------------------------
FISCAL 2002
---------------
Revenues                                        $ 137,730             $ 121,526         $      -         $ 259,256
Income from restaurant operations (1)              16,282                16,036                4            32,322

Operating income                                    9,021                 5,314           (1,437)        $  12,898
Interest expense                                                                                             8,429
Other income                                                                                                 1,689
                                                                                                         ---------
Income before income taxes                                                                               $   6,158
                                                                                                         =========

Total assets                                       91,630                51,210           14,101         $ 156,941
Depreciation and amortization                       6,154                 4,672            1,240            12,066

FISCAL 2001
---------------
Revenues                                        $ 147,300              $ 79,485         $      -         $ 226,785
Income from restaurant operations (1)              15,404                11,217              135            26,756

Operating income (loss)                            (7,200)(2)             4,538           (1,970)        $  (4,632)
Interest expense                                                                                            10,419
Other income                                                                                                   875
                                                                                                         ---------
Loss before income taxes                                                                                 $ (14,176)
                                                                                                         =========

Total assets                                      104,425                45,268           17,545         $ 167,238
Depreciation and amortization                       9,035                 3,312            1,344            13,691

FISCAL 2000
---------------
Revenues                                        $ 146,292              $ 81,724         $      -         $ 228,016
Income from restaurant operations (1)              16,220                14,158              105            30,483

Operating income                                    7,905                 6,408           (1,813)        $  12,500
Interest expense                                                                                            11,174
Provision for uncollectible note
receivable (3)                                                                                              10,000
Other income                                                                                                   146
                                                                                                         ---------
Loss before income taxes                                                                                 $  (8,528)
                                                                                                         =========

Total assets                                      123,151                36,222           19,488         $ 178,861
Depreciation and amortization                       8,812                 3,094            1,642            13,548



(1) Income from operations is restaurant sales minus total operating expenses.
(2) Includes charges for the impairment of assets and facility closing costs totaling $15,385,000.
(3) Non-cash charge for the $10,000,000 reserve for the Bruegger's Subordinated Note.

{15} SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
     (in thousands, except per share amounts)

        Year ended October 27, 2002
        -----------------------------------------

                                                                  First         Second         Third           Fourth
                                                                 Quarter        Quarter       Quarter          Quarter
                                                             ------------------------------------------------------------
Total revenues                                                   $ 80,504       $ 62,169      $ 59,509        $ 57,074
Operating income                                                    3,791          2,950         3,716           2,441
Income before income taxes                                          1,374          1,547         2,042           1,195
Net income                                                       $    942       $  1,223      $  1,718        $  1,201
                                                                 ========       ========      ========        ========
Basic net income per share                                       $   0.08       $   0.11      $   0.15        $   0.11
                                                                 ========       ========      ========        ========
Diluted net income per share                                     $   0.08       $   0.11      $   0.15        $   0.11
                                                                 ========       ========      ========        ========

Weighted average shares:
Basic                                                              11,206         11,206        11,270          11,311
Diluted                                                            11,298         11,422        11,617          11,417


        Year ended October 28, 2001
        -----------------------------------------

                                                                   First          Second       Third            Fourth
                                                                  Quarter         Quarter     Quarter         Quarter (1)
                                                             -------------------------------------------------------------
Total revenues                                                    $ 68,270        $ 52,214    $ 52,135        $   54,166
Operating income (loss)                                              3,571           3,022       2,738           (13,963)
Income (loss) before income taxes                                      492             929         460           (16,057)
Net income (loss)                                                 $    125        $    439    $    213        $  (16,307)
                                                                  ========        ========    ========        ==========
Basic net income (loss) per share                                 $   0.01        $   0.04    $   0.02        $    (1.44)
                                                                  ========        ========    ========        ==========
Diluted net income (loss) per share                               $   0.01        $   0.04    $   0.02        $    (1.44)
                                                                  ========        ========    ========        ==========

Weighted average shares:
Basic                                                               11,782          11,590      11,590            11,298
Diluted                                                             11,791          11,625      11,610            11,298

(1) Includes charges for the impairment of assets and facility closing costs totaling $15,385,000.

QUALITY DINING, INC.
REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Quality Dining, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Quality Dining, Inc. and its subsidiaries at October 27, 2002 and October 28, 2001, and the results of their operations and their cash flows for each of the three years in the period ended October 27, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material aspects, the information set forth therein when read in conjunction with the related consolidated financial statements and financial statement. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 142,"Goodwill and Other Intangible Assets."

PricewaterhouseCoopers LLP

Chicago, Illinois
December 13, 2002, except for Note 10, as to which the date is December 31, 2002

               II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)


                                                                   Additions
                                                                   ---------
                                            Balance at       Charged to    Charged                          Balance at
                                           Beginning of      Costs and     to Other                           End of
                                              Period          Expenses      Accounts      Deductions          Period
                                          -------------------------------------------------------------------------------
Year ended October 29, 2000

     Income tax valuation allowance            $ 11,510        8,852           -               -              $ 20,362

Year ended October 28, 2001

     Income tax valuation allowance            $ 20,362        5,343           -               -              $ 25,705

Year ended October 27, 2002

     Income tax valuation allowance            $ 25,705          -             -            (1,747)(1)        $ 23,958


(1) During the year, the Company utilized NOL carryforwards to offset current-year taxable income.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in or disagreements with the Company's independent accountants on accounting or financial disclosures.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information required by this Item concerning the Directors and nominees for Director of the Company and concerning disclosure of delinquent filers is incorporated herein by reference to the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year. Information concerning the executive officers of the Company is included under the caption "Executive Officers of the Company" at the end of
Part I of this Annual Report. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION.

   The information required by this Item concerning remuneration of the Company's officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference to the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

   The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

Equity Compensation Plan Information

The following table provides certain information regarding the Company's equity compensation plans as of October 27, 2002:

                               Number of                     Weighted average      Number of securities
                               securities to be              average               remaining available for
                               issued upon exercise          exercise price        future  issuance under equity
                               of outstanding                of outstanding        compensation plans
                               options, warrants and         options,              (excluding securities
                               rights                        warrants and          reflected in column (a)
                                                             rights
Plan Category                  (a)                           (b)                   (c)
---------------------------   ----------------------       ------------------     -------------------------------
Equity compensation plans                   635,499  (1)               $5.55                             164,944  (2)
approved by security
holders

Equity compensation plans                    36,000                    $2.96                              44,000
not approved by security
holders (3)

                              ----------------------       ------------------     -------------------------------
Total                                       671,499                    $5.41                             208,944
                              ----------------------       ------------------     -------------------------------

(1) Includes 106,735 options issued under the Company's 1993 Stock Option and Incentive Plan (the "1993 Plan"), 490,764 options issued under the Company's 1997 Stock Option and Incentive Plan (the "1997 Plan") and 38,000 options issued under the Company's 1993 Outside Director's Plan (the "1993 Director's Plan").

(2) Includes 162,944 shares available for issuance as stock options, shares of restricted stock, stock appreciation rights or performance stock under the Company's 1997 Plan and 2,000 shares available for issuance as options issued under the Company's 1993 Director's Plan.

(3) Reflects shares issuable under the Company's 1999 Outside Director's Stock Option Plan (the "1999 Director's Plan").

     Equity compensation plans approved by the Company's security holders include the Company's 1993 Plan, 1993 Director's Plan and 1997 Plan.

     The one equity compensation plan of the Company which was not approved by the Company's security holders is the 1999 Director's Plan. The 1999 Director's Plan reserves for issuance 80,000 shares of the Company's common stock (subject to adjustment for subsequent stock splits, stock dividends and certain other changes in the Common Stock) pursuant to non-qualified stock options to be granted to non-employee Directors of the Company. The 1999 Directors Plan provides that on May 1 of each year, each non-employee Director automatically receives an option to purchase 2,000 shares of Common Stock. Each option has an exercise price equal to the fair market value of the Common Stock on the date of grant.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 14. CONTROLS AND PROCEDURES.

     We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Executive Vice President concluded that our disclosure controls and procedures are effective.

     There have been no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  1.  Financial Statements:

         The following consolidated financial statements of the Company and its subsidiaries are set forth in Part II, Item 8.

         Consolidated Balance Sheets as of October 27, 2002 and October 28,
         2001.

         Consolidated Statements of Operations for the fiscal years ended October 27, 2002, October 28, 2001 and October 29, 2000.

         Consolidated Statements of Stockholders' Equity for the fiscal years ended October 27, 2002, October 28, 2001 and October 29, 2000.

         Consolidated Statements of Cash Flows for the fiscal years ended October 27, 2002, October 28, 2001 and October 29, 2000.

         Notes to Consolidated Financial Statements

         Report of Independent Accountants

     2.  Financial Statement Schedules:

         The following financial statement schedule of the Company and its subsidiaries is set forth in Part II, Item 8 for each of the three years in the period ended October 27, 2002.

         II - Valuation and Qualifying Accounts and Reserves

         All other schedules are omitted because they are not applicable or the required information is shown on the financial statements or notes thereto.

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


                             Quality Dining, Inc.


                             By: /s/ Daniel B. Fitzpatrick
                                 Daniel B. Fitzpatrick
                                 Chairman, President and Chief Executive Officer
Date:  January 24, 2003

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


               Signature                                          Title                                  Date
               ---------                                          -----                                  ----

    /s/ Daniel B. Fitzpatrick            Chairman of the Board, President, Chief Executive        January 24, 2003
---------------------------------        Officer and Director (Principal Executive Officer)
Daniel B. Fitzpatrick

   /s/ John C. Firth                     Executive Vice President and General Counsel             January 24, 2003
---------------------------------        (Principal Financial Officer)
John C. Firth

   /s/ Jeanne M. Yoder                   Vice President, Controller                               January 24, 2003
---------------------------------        (Principal Accounting Officer)
Jeanne M. Yoder

    /s/ James K. Fitzpatrick             Senior Vice President, Chief Development Officer and     January 24, 2003
---------------------------------        Director
James K. Fitzpatrick

    /s/ Philip J. Faccenda               Director                                                 January 24, 2003
---------------------------------
Philip J. Faccenda

    /s/ Ezra H. Friedlander              Director                                                 January 24, 2003
---------------------------------
Ezra H. Friedlander

    /s/ Bruce M. Jacobson                Director                                                 January 24, 2003
---------------------------------
Bruce M. Jacobson

    /s/ Steven M. Lewis                  Director                                                 January 24, 2003
---------------------------------
Steven M. Lewis

    /s/ Christopher J. Murphy III        Director                                                 January 24, 2003
---------------------------------
Christopher J. Murphy III

                                 CERTIFICATIONS

I, Daniel B. Fitzpatrick, certify that:

    1. I have reviewed this annual report on Form 10-K of Quality Dining, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in the other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    January 24, 2003

                                           /s/ DANIEL B. FITZPATRICK
                                           -------------------------------------
                                           Daniel B. Fitzpatrick
                                           President and Chief Executive Officer


I, John C. Firth, certify that:

    1. I have reviewed this annual report on Form 10-K of Quality Dining, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in the other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    January 24, 2003


                                    /s/ JOHN C. FIRTH
                                    --------------------------------------------
                                    John C. Firth
                                    Executive Vice President and General Counsel

                                INDEX TO EXHIBITS


         Exhibit
           No.                                                 Description
           ---                                                 -----------
           2-F        (1)  Share Exchange Agreement, by and among Quality Dining, Inc., Bruegger's
                           Corporation, Nordahl L. Brue and Michael J. Dressell, dated as of September 3,
                           1997 .............................................................................

           2-G        (2)  Agreement and Plan of Merger, by and among Quality Dining, Inc., Bagel Disposition
                           Corporation and Lethe, LLC, dated as of September 3, 1997.........................

           3-A        (3)  (i) Restated Articles of Incorporation of Registrant..............................

                      (3)  (ii)  Amendment to Registrant's Restated Articles of Incorporation establishing the Series A Convertible Cumulative Preferred Stock of the Registrant
                           ..................................................................................

                      (3)  (iii)  Amendment to Registrant's Restated Articles of Incorporation establishing the Series B Participating Cumulative Preferred Stock of the Registrant
                           ..................................................................................

           3-B       (12)  By-Laws of the Registrant, as amended to date.....................................

           4-A        (4)  Form of Mortgage, Assignment of Rents, Fixture Filing and Security Agreement
                           ..................................................................................

           4-B        (4)  Form of Lease.....................................................................

           4-C        (4)  Form of Promissory Note...........................................................

           4-D        (4)  Intercreditor Agreement by and among Burger King Corporation, the Company and
                           Chase Bank of Texas, National Association, NBD Bank, N.A. and NationsBank, N.A.
                           effective as of May 11, 1999 .....................................................

           4-E        (4)  Intercreditor Agreement by and among Captec Financial Group, Inc., CNL Financial
                           Services, Inc., Chase Bank of Texas, National Association and the Company dated
                           August 3, 1999....................................................................

           4-F        (4)  Collateral Assignment of Lessee's Interest in Leases  by and between Southwest
                           Dining, Inc. and Chase Bank of Texas, National Association dated July 26,
                           1999..............................................................................

           4-G        (4)  Collateral Assignment of Lessee's Interest in Leases  by and between Grayling
                           Corporation and Chase Bank of Texas, National Association dated July 26,
                           1999..............................................................................

           4-H        (4)  Collateral Assignment of Lessee's Interest in Leases  by and between Bravokilo,
                           Inc. and Chase Bank of Texas, National Association dated July 26, 1999
                           ..................................................................................

           4-L        (5)  Rights Agreement, dated as of March 27, 1997, by and between Quality Dining, Inc.
                           and KeyCorp Shareholder Services, Inc., with exhibits ............................

           4-N       (14)  Reaffirmation of Subsidiary Guaranty..............................................

           4-O       (16)  Fourth Amended and Restated Revolving Credit Agreement dated as of May 30, 2002 by and between Quality Dining, Inc. and GAGHC, Inc. as borrowers, and JP Morgan Chase
                           Bank, as Administrative Agent, Bank of America, National Association, as
                           Syndication Agent and J.P. Morgan Securities, Inc. as Arranger.....................

           4-P       (16)  Intercreditor Agreement dated as of the 15th day of October, 2001 by and among
                           Burger King Corporation, the Franchisee and JP Morgan Chase Bank, as Administrative
                           Agent for the Banks................................................................

          10-A        (6)  Form of Burger King Franchise Agreement............................................

          10-B        (6)  Form of Chili's Franchise Agreement................................................

          10-C       (15)  Non-Exclusive Development Agreement between Burger King Corporation and Bravokilo,
                           Inc. dated November 3, 2000........................................................

          10-D        (4)  Second Amendment to Development Agreement by and between Southwest Dining, Inc.
                           and Brinker International, Inc. dated July 26, 1999 ...............................

          10-G        (4)  *Employment Agreement between the Company and John C. Firth dated August 24, 1999
                           ...................................................................................

          10-H        (7)  *1997 Stock Option and Incentive Plan of the Registrant............................

          10-I        (8)  *1993 Stock Option and Incentive Plan, as amended of the Registrant ...............

          10-J        (6)  *Outside Directors Stock Option Plan of the Registrant adopted December 17, 1993...

          10-K        (6)  Lease Agreement between B.K. Main  Street Properties and the Registrant dated
                           January 1, 1994....................................................................

          10-L        (7)  Schedule of Related Party Leases...................................................

          10-M        (6)  Form of Related Party Lease........................................................

          10-O       (12)  *1999 Outside Directors Stock Option Plan..........................................

          10-Q        (4)  *Non Compete Agreement between the Company and James K. Fitzpatrick dated June 1,
                           1999...............................................................................

          10-R        (4)  *Non Compete Agreement between the Company and Gerald O. Fitzpatrick dated June 1,
                           1999...............................................................................

          10-S       (17)  * Amendment, dated September 9, 2002 to Employment Agreement between the Company and John C. Firth..................................................................
          10-T        (9)  First Amendment dated May 2, 1995 to Development Agreement between Chili's, Inc.
                           and the Registrant dated June 27, 1990 ............................................

          10-U        (4)  *Non Compete Agreement between the Company and Robert C. Hudson dated June 1,
                           1999...............................................................................

          10-Z        (9)  Purchase and Sale Agreement between the Registrant and John D. Fitzpatrick dated
                           July 10, 1995......................................................................

          10-AD      (10)  Priority Charter Agreement between the Registrant and Burger Management of South
                           Bend #3 Inc., dated September 1, 1994 .............................................

          10-AE      (17)  Aircraft Hourly Rental Agreement by and between BMSB, Inc. and Quality Dining,
                           Inc., dated as of August 22, 2002..................................................
          10-AF      (10)  Lease Agreement between the Registrant and Six Edison Lakes, L.L.C. dated
                           September 19, 1996.................................................................

          10-AG      (11)  Amended and Restated Priority Charter Agreement between the Registrant and Burger
                           Management of South Bend #3 Inc., dated October 21, 1998 ..........................

          10-AO      (15)  *Employment Agreement between the Company and Daniel B. Fitzpatrick dated October
                           30, 2000...........................................................................

          10-AP      (12)  *Form of Agreement for Restricted Shares Granted under Quality Dining, Inc. 1997
                           Stock Option and Incentive Plan dated June 1, 1999 between the Company and certain executive officers identified on the schedule attached thereto. ...................

          10-AQ      (12)  * Severance Agreement and General Release between the Company and Marti'n Miranda dated January 14, 2000 ............................................................

          10-AR      (15)  *Form of Agreement for Restricted Shares Granted under Quality Dining, Inc. 1997
                           Stock Option and Incentive Plan dated December 20, 2000, between the Company and certain executive officers identified on the schedule attached thereto.............

          10-AS      (15)  Early Successor Incentive Program (Fiscal 2000) Addendum to Successor Franchise
                           Agreement..........................................................................

          10-AV      (14)  * Severance Agreement and General Release between the Company and David M. Findlay dated September 1, 2000............................................................

          10-AY      (12)  *Form of Agreement for Restricted Shares Granted under Quality Dining, Inc. 1997
                           Stock Option and Incentive Plan dated December 15, 1999 between the Company and certain executive officers identified on the schedule attached thereto.............

          10-AZ      (15)  Franchisee Commitment dated January 27, 2000.......................................

           21              Subsidiaries of the Registrant.....................................................

           23              Written consent of PricewaterhouseCoopers LLP......................................

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

---------------

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

(16) The copy of this exhibit filed as the same exhibit number to the Company's Report on Form 10-Q for the quarterly period ended May 12, 2002 is incorporated herein by reference.

(17) The copy of this exhibit filed as the same exhibit number to the Company's Report on Form 10-Q for the quarterly period ended August 4, 2002 is incorporated herein by reference.