Form 10-Q
period 2003-02-16
QUALITY DINING INC
filed 2003-03-31
CIK 917126

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
  Securities Exchange Act of 1934.

For the quarterly period ended February 16, 2003

                               OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

For the transition period from  ______________ to
____________________

Commission file number      0-23420
                           ---------

                      QUALITY DINING, INC.
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)

         Indiana                                       35-1804902
 ------------------------------                     ----------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)


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

                    Yes __X____           No ________

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2) of the Act).
Yes____ No__x__


The number of shares of the registrant's common stock outstanding as of March 20, 2003 was 11,609,099.




                      QUALITY DINING, INC.
                  QUARTERLY REPORT ON FORM 10-Q
             FOR THE QUARTER ENDED FEBRUARY 16, 2003
                              INDEX



                                                                     Page

PART I. - Financial Information


Item 1.   Consolidated Financial Statements:

          Consolidated Statements of Operations                        3
          Consolidated Balance Sheets                                  4
          Consolidated Statements of Cash Flows                        5
          Notes to Consolidated Financial Statements                   6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations               15

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk                                                        23

Item 4.   Controls and Procedures                                     23

Part II - Other Information

Item 1.   Legal Proceedings                                           24

Item 2.   Changes in Securities                                       24

Item 3.   Defaults upon Senior Securities                             24

Item 4.   Submission of Matters to Vote of Security Holders           24

Item 5.   Other Information                                           24

Item 6.   Exhibits and Reports on Form 8-K                            24

Signatures                                                            25
























Part I. FINANCIAL INFORMATION
Item 1. - CONSOLIDATED FINANCIAL STATEMENTS

                      QUALITY DINING, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
            (In thousands, except per share amounts)


                                                Sixteen Weeks Ended
                                             February 16,      February 17,
                                                2003              2002
                                             ---------          --------
Revenues:
  Burger King                                $  33,237          $ 35,544
  Chili's Grill & Bar                           23,517            22,554
  Grady's American Grill                         8,314            17,187
  Italian Dining Division                        5,644             5,219
                                              --------          --------
Total revenues                                  70,712            80,504
                                              --------          --------

Operating expenses:
  Restaurant operating expenses:
    Food and beverage                           19,481            22,982
    Payroll and benefits                        21,406            24,661
    Depreciation and amortization                3,267             3,232
    Other operating expenses                    19,016            20,151
                                              --------          --------
Total restaurant operating expenses             63,170            71,026
                                              --------          --------
Income from restaurant operations                7,542             9,478
                                              --------          --------

  General and administrative expense             4,905             5,558
  Facility closing costs                             5                 -
  Amortization of trademarks                       116               130
                                              --------          --------
Operating income                                 2,516             3,790
                                              --------          --------
Other income (expense):
  Interest expense                              (2,425)           (2,770)
  Loss on sale of property and equipment           (11)              (75)
  Interest income                                    2                 3
  Other income (expense), net                      451               425
                                              --------          --------
Total other expense, net                        (1,983)           (2,417)
                                              --------          --------
Income before income taxes                         533             1,373
Income tax provision                               354               432
                                              --------          --------
Net income                                    $    179          $    941
                                              ========          ========

Basic net income per share                    $   0.02          $   0.08
                                              ========          ========
Diluted net income per share                  $   0.02          $   0.08
                                              ========          ========
Weighted average shares outstanding:
Basic                                           11,311            11,206
                                              ========          ========
Diluted                                         11,358            11,298
                                              ========          ========

See Notes to Consolidated Financial Statements.



                      QUALITY DINING, INC.
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                     (Dollars in thousands)

                                                 February 16,     October 27,
                                                    2003              2002
                                                ----------        ----------
ASSETS
Current assets:
  Cash and cash equivalents                       $  1,225          $  1,021
  Accounts receivable                                1,653             1,615
  Inventories                                        1,902             1,843
  Deferred income taxes                              2,383             2,356
  Other current assets                               2,382             2,222
                                                   -------           -------
Total current assets                                 9,545             9,057
                                                   -------           -------

Property and equipment, net                        110,047           111,259
                                                   -------           -------
Other assets:
  Deferred income taxes                              7,617             7,644
  Trademarks, net                                    5,201             5,317
  Franchise fees and development fees, net           9,201             9,379
  Goodwill                                           7,960             7,960
  Liquor licenses, net                               2,678             2,653
  Other                                              3,648             3,672
                                                   -------           -------
Total other assets                                  36,305            36,625
                                                   -------           -------
Total assets                                      $155,897          $156,941
                                                   =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capitalized leases
    and long-term debt                            $  2,049          $  1,978
  Accounts payable                                   9,566             9,884
  Accrued liabilities                               20,681            20,295
                                                   -------           -------
Total current liabilities                           32,296            32,157

Long-term debt                                      94,086            95,305
Capitalized leases principally to related
  parties, less current portion                      3,549             3,726
                                                   -------           -------
Total liabilities                                  129,931           131,188
                                                   -------           -------
Stockholders' equity:
  Preferred stock, without par value:
    5,000,000 shares authorized; none issued             -                 -
  Common stock, without par value: 50,000,000
    shares authorized; 12,969,672 and 12,969,672
    shares issued, respectively                         28                28
  Additional paid-in capital                       237,434           237,434
  Accumulated deficit                             (207,207)         (207,386)
  Unearned compensation                               (666)             (700)
                                                   -------           -------
                                                    29,589            29,376
  Treasury stock, at cost, 1,360,573
    and 1,360,573 shares, respectively              (3,623)           (3,623)
                                                   -------           -------
Total stockholders' equity                          25,966            25,753
                                                   -------           -------
Total liabilities and stockholders' equity        $155,897          $156,941
                                                   =======           =======

See Notes to Consolidated Financial Statements.



                      QUALITY DINING, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (In thousands)


                                                     Sixteen Weeks Ended
                                                  February 16,   February 17,
                                                     2003           2004
                                                  ----------     ----------
Cash flows from operating activities:
  Net income                                         $   179        $   941
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization of
      property and equipment                           3,173          3,113
    Amortization of other assets                         494            509
    Loss on sale of property and equipment                11             75
    Amortization of unearned compensation                 34             33
    Changes in current assets and current liabilities:
      Net increase in current assets                    (257)          (924)
      Net increase in current liabilities                 68          2,119
                                                     -------        -------
Net cash provided by operating activities              3,702          5,866
                                                     -------        -------
Cash flows from investing activities:
  Purchase of property and equipment                  (1,972)        (1,597)
  Purchase of other assets                              (201)          (834)
  Other                                                    -           (108)
                                                     -------        -------
Net cash used for investing activities                (2,173)        (2,539)
                                                     -------        -------
Cash flows from financing activities:
  Borrowings of long-term debt                        14,050         33,959
  Repayment of long-term debt                        (15,220)       (37,417)
  Payment for stock subject to redemption                  -           (264)
  Repayment of capitalized lease obligations            (155)          (145)
                                                     -------        -------
Net cash used by financing activities                 (1,325)        (3,867)
                                                     -------        -------
Net increase in cash and cash equivalents                204           (540)
Cash and cash equivalents, beginning of period         1,021          2,070
                                                     -------        -------
Cash and cash equivalents, end of period            $  1,225       $  1,530
                                                     =======        =======
See Notes to Consolidated Financial Statements.


















                      QUALITY DINING, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        February 16, 2003
                           (Unaudited)

Note 1:  Description of Business.

Quality Dining, Inc. (the "Company") operates four distinct restaurant concepts. It owns the Grady's American Grill(R) and two Italian Dining concepts and operates Burger King(R) restaurants and Chili's Grill & Bar(R) ("Chili's") as a franchisee of Burger King
Corporation   and Brinker International,   Inc.   ("Brinker(R)"),
respectively.    The Company operates   its   Italian   Dining
restaurants under the tradenames of Spageddies Italian Kitchen(R) ("Spageddies"(R)) and Papa Vino's(TM) Italian Kitchen ("Papa Vino's"). As of February 16, 2003, the Company operated 175 restaurants, including 116 Burger King restaurants, 34 Chili's, 16 Grady's American Grill restaurants, three Spageddies and six Papa Vino's.

Note 2:  Summary of Significant Accounting Policies.

Basis of Presentation

The  accompanying consolidated financial statements  include  the
accounts   of   Quality  Dining,  Inc.  and  its   wholly   owned
subsidiaries.    All   significant  intercompany   balances   and
transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the
Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the 16-week period ended February 16, 2003 are not necessarily indicative of the results that may be expected for the 52-week year ending October 26, 2003.

These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended
October 27, 2002 included in the Company's Annual Report on  Form
10-K filed with the Securities and Exchange Commission.


Intangible Assets

Franchise Fees and Development Fees - The Company's Burger King and Chili's franchise agreements require the payment of a franchise fee for each restaurant opened. Franchise fees are deferred and amortized on the straight-line method over the lives of the respective franchise agreements. Development fees paid to Brinker are deferred and expensed in the period the related restaurants are opened. Franchise fees are being amortized on a straight-line basis, generally over 20 years.








                      QUALITY DINING, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        February 16, 2003
                           (Unaudited)

Trademarks  -  The Company owns the trademarks  for  its  Grady's
American Grill, Spageddies Italian Kitchen and Papa Vino's Italian Kitchen. The trademarks are amortized on the straight-line method over the estimated lives of the trademarks, principally 15 years.

Below are the gross carrying amount and accumulated amortization of the trademarks, franchise fees and development fees as of February 16, 2003.


Amortized Intangible Assets
---------------------------
                                          As of February 16, 2003
                                       --------------------------
                                      Gross Carrying    Accumulated
                                         Amount         Amortization
                                        ($000s)            ($000s)
Amortized intangible assets:            -------            -------
  Trademarks                           $  6,674           $ (1,473)
  Franchise fees and development fees    14,668             (5,467)
                                        -------            -------
Total                                  $ 21,342           $ (6,940)
                                        =======            =======


The  Company's  intangible  asset amortization  expense  for  the
sixteen  weeks  ended  February  16,  2003  was  $343,000.    The
estimated intangible amortization expense for each of the next five years is $1,115,000.


Goodwill

The  Company  operates four distinct restaurant concepts  in  the food-service industry. It owns the Grady's American Grill and two Italian Dining concepts and operates Burger King restaurants and Chili's Grill & Bar restaurants as a franchisee of Burger King Corporation and Brinker International, Inc., respectively. The Company has identified each restaurant concept as an operating segment based on management structure and internal reporting. The Company has two operating segments with goodwill
- Chili's Grill & Bar and Burger King. The Company had a total of $7,960,000 in goodwill as of February 16, 2003. The Chili's Grill and Bar operating segment had $6,902,000 of goodwill and the Burger King operating segment had $1,058,000 of goodwill.












                      QUALITY DINING, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        February 16, 2003
                           (Unaudited)
Stock Options

The Company accounts for all of its stock-based compensation awards in accordance with APB Opinion No. 25 which requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. Under this method, no compensation cost has been recognized for stock option awards.

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value method as prescribed by SFAS 123, the Company's net earnings and net earnings per share would have been the pro forma amounts indicated below:


                                                February 16,   February 17,
                                                   2003           2002
                                                ------------    ------------
Net income, as reported                         $    179,000    $    941,000


Deduct: Total stock option based employee
compensation expense determined by using
the Black-Scholes option pricing model,
net of related tax effects                           (11,000)        (15,000)
                                                ------------    ------------
Net income, pro forma                           $    168,000    $    926,000
                                                ------------    ------------

Basic net income per common share,
as reported                                     $       0.02    $       0.08
                                                ============    ============
Basic net income per common share,
pro forma                                       $       0.01    $       0.08
                                                ============    ============

New Pronouncements

Consolidation of Variable Interest Entities: In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The effective date for FIN 46 is not until interim periods after June 15, 2003 for variable interest entities in which the Company holds a variable interest it acquired before February 1, 2003. The Company is currently assessing the impact, if any, the interpretation will have on the Company's financial statements.

                       QUALITY DINING, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        February 16, 2003
                           (Unaudited)


Note 3: Acquisitions and Dispositions.

During  fiscal 2002, the Company sold 15 of its Grady's  American
Grill restaurants for net proceeds of $15,512,000. The Company recorded a $1,360,000 gain related to these sales.


Note 4:  Commitments.

As of February 16, 2003, the Company had commitments aggregating approximately $2,608,000 for restaurant construction and the purchase of new equipment.


Note 5:  Debt Instruments.

As  of  February  16, 2003, the Company had a  financing  package totaling  $109,066,000,  consisting of  a  $60,000,000  revolving
credit  agreement  and  a  $49,066,000  mortgage  facility   (the
"Mortgage Facility"), as described below.

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

On June 10, 2002, the Company refinanced its prior $76,000,000 credit facility with a $60,000,000 revolving credit agreement with JP Morgan Chase Bank, as agent, and four other banks (the "Bank Facility"). The weighted average borrowing rate under the Bank Facility on February 16, 2003 was 4.55%. The Company had $7,902,000 available under the Bank Facility as of February 16, 2003. The Bank Facility is collateralized by the stock of certain subsidiaries of the Company, certain interests in the Company's franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's real and personal property not pledged in the Mortgage Facility.

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





                      QUALITY DINING, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        February 16, 2003
                           (Unaudited)


The Bank Facility provides for borrowings at the adjusted LIBOR rate plus a contractual spread which is as follows:

RATIO OF FUNDED DEBT
TO CASH FLOW                                             LIBOR MARGIN
--------------------                                    ---------------
Greater than or equal to 3.50                               3.00%
Less than 3.5x but greater than or equal to 3.0x            2.75%
Less than 3.0x but greater than or equal to 2.5x            2.25%
Less than 2.5x                                              1.75%


The Bank Facility also contains covenants requiring maintenance of funded debt to cash flow and fixed charge coverage ratios which are as follows:

MAXIMUM FUNDED DEBT
TO CASH FLOW RATIO              COVENANT
-------------------             ---------
Fiscal 2003
Q1 through Q3                     4.00
Q4                                3.75

Fiscal 2004
Q1 through Q3                     3.75
Q4                                3.50

Fiscal 2005
Q1 through Q2                     3.50
Thereafter                        3.00

FIXED CHARGE COVERAGE RATIO       1.50























                      QUALITY DINING, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        February 16, 2003
                           (Unaudited)


Note 6: Earnings Per Share.

The  Company  had outstanding at February 16, 2003 common  shares totaling  11,609,099.  The Company has also  granted  options  to purchase  common  shares to its employees and outside  directors.
These  options  have  a  dilutive effect on  the  calculation  of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS 128.
                                                   Quarter ended
                                                February 16,   February 17,
Basic earnings per share:                          2003           2002
                                                 ---------      ---------
Income available to common
 Shareholders (numerator)                       $  179,000     $  941,000
                                                ==========     ==========
Weighted average common shares
  Outstanding (denominator)                     11,311,000     11,206,000
                                                ==========     ==========
Basic earnings per share                        $     0.02     $     0.08
                                                ==========     ==========

                                                    Quarter ended
                                               February 16,  February 17,
                                                  2003          2002
                                               ----------    ----------
Diluted earnings per share:
Income available to common
  Shareholders (numerator)                     $  179,000    $  941,000
                                               ==========    ==========
Weighted average common shares
  Outstanding                                  11,311,000    11,206,000
Effect of dilutive securities:
  Restricted stock and
    Options on common stock                        47,000        92,000
Total common shares and dilutive               ----------    ----------
  securities(denominator)                      11,358,000    11,298,000
                                               ==========    ==========
Diluted earnings per share                     $     0.02    $     0.08
                                               ==========    ==========






                      QUALITY DINING, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        February 16, 2003
                           (Unaudited)


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

                              Full          Quick
(Dollars  in  thousands)     Service       Service      Other      Total
                             -------       -------      -----      -----
First quarter fiscal 2003
--------------------------
Revenues                   $  37,475     $  33,237   $      -  $  70,712
Income from restaurant
  operations                   4,547         2,968         27      7,542

Operating income               2,771            70       (325) $   2,516
Interest expense                                                  (2,425)
Other income                                                         442
Income before income                                           ---------
  Taxes                                                        $     533
                                                               =========

Depreciation and
amortization                   1,735         1,551        381      3,667


First quarter fiscal 2002
--------------------------
Revenues                   $  44,960     $  35,544   $      -  $  80,504
Income from restaurant
  operations                   5,288         4,117         73      9,478

Operating income               3,039         1,005       (254) $   3,790
Interest expense                                                  (2,770)
Other income                                                         353
Income before income                                           ---------
  Taxes                                                        $   1,373
                                                               =========

Depreciation and
amortization                 1,922           1,338        362      3,622




                      QUALITY DINING, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        February 16, 2003
                           (Unaudited)
Note 8:  Contingencies.

At February 16, 2003, the Company was a party to one remaining legal proceeding relating to the Company's previously owned bagel-related businesses.

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

The Company elected to satisfy its obligations under the Guaranty by purchasing the Loan from Texas Commerce. On November 24, 1998, the Company bought the Loan for $4,294,000. Thereafter, the Company sold the Loan to its Texas affiliate Grady's American Grill, L.P. ("Grady's"). On November 30, 1998, Grady's commenced an action seeking to recover the amount of the Loan from one of the Principal Guarantors, Michael K. Reilly ("Reilly"). As part of this action Grady's also sought to enforce a Subordination Agreement that was one of the Loan Documents against MKR Investments, L.P., a partnership ("MKR"). Reilly is the general partner of MKR. This action was pending in the United States District Court for the Southern District of Texas Houston Division as Case No. H-98-4015. Reilly denied liability and filed counterclaims against Grady's alleging that Grady's engaged in unfair trade practices, violated Florida's "Rico" statute, engaged in a civil conspiracy and violated state and federal securities laws in connection with the Principal Guaranty (the "Counterclaims"). Reilly also filed a third party complaint ("Third Party Complaint") against Quality Dining, Inc., Grady's American Grill Restaurant Corporation, David M. Findlay, Daniel
B. Fitzpatrick, Bruegger's Corporation, Bruegger's Franchise Corporation, Champlain Management Services, Inc., Nordahl L. Brue, Michael J. Dressell and Ed Davis ("Third Party Defendants") alleging that Reilly invested in BFBC based upon false representations, that the Third Party Defendants violated state franchise statutes, committed unfair trade practices, violated covenants of good faith and fair dealing, violated the state "Rico" statute and violated state and federal securities laws in connection with the Principal Guaranty. In addition, BFBC and certain of its affiliates, including the Principal Guarantors ("Intervenors") intervened and asserted claims against Grady's and the Third Party Defendants that are similar to those asserted in the Counterclaims and the Third Party Complaint. Reilly, BFBC and the Intervenors are collectively referred to herein as the "Franchisee Parties". Those Third Party Defendants who are individuals were present or former officers and directors of the Company and the Company had advanced defense costs on their behalf until they were dismissed by the Court.

On December 31, 2002, the District Court dismissed certain claims asserted by Reilly and the Intervenors and declined to dismiss certain other claims.

                         QUALITY DINING, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        February 16, 2003
                           (Unaudited)

The District Court also declined to enforce MKR's Subordination Agreement. The District Court also determined that BFBC, Reilly and the Principal Guarantors are obligated for the Loan.

Subsequent to the end of the first quarter, the Company entered into a settlement agreement with the Franchisee Parties that provided for a cash payment by the Franchisee Parties to the Company in the amount of $3,750,000 and the dismissal of all remaining claims in the lawsuit. The Company anticipates that the settlement will contribute approximately $3,250,000 of pre-tax net income in the second quarter of fiscal 2003.

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





Item  2.  -  MANAGEMENT'S DISCUSSION AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company has a 52/53-week fiscal year ending on the last Sunday in October of each year. The current fiscal year consists of 52 weeks and ends October 26, 2003. The first quarter of the Company's fiscal year consists of 16 weeks with all subsequent quarters being 12 weeks in duration.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages which certain items of revenue and expense bear to total revenues.


                                                 Sixteen weeks Ended
                                             February 16,   February 17,
                                                2003            2002
                                              ------          ------
Total revenues                                 100.0%          100.0%

Operating expenses:
  Restaurant operating expenses
    Food and beverage                           27.5            28.5
    Payroll and benefits                        30.3            30.6
    Depreciation and amortization                4.6             4.0
    Other operating expenses                    26.9            25.0
                                              ------          ------
Total restaurant operating expenses             89.3            88.1
                                              ------          ------
Income from restaurant operations               10.7            11.9
  General and administrative expenses            6.9             6.9
  Amortization of intangibles                    0.2             0.2
                                              ------          ------
Operating income                                 3.6             4.8
                                              ------          ------
Other income (expense):
  Interest expense                              (3.4)           (3.4)
  Interest income                                  -               -
  Other income, net                              0.5             0.4
                                              ------          ------
Total other expense, net                        (2.9)           (3.0)
                                              ------          ------
Income before income taxes                       0.7             1.8
Income tax provision                             0.5             0.5
                                              ------          ------
Net income                                       0.2%            1.3%
                                              ======          ======












Item  2.  -  MANAGEMENT'S DISCUSSION AND  ANALYSIS  OF  FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

Restaurant sales in the first quarter of fiscal 2003 were $70,712,000, a decrease of $9,792,000, compared to restaurant sales of $80,504,000 in the first quarter of fiscal 2002. The following factors influenced first quarter revenues:

The Company's Burger King restaurant sales decreased $2,307,000 to $33,237,000 in the first quarter of fiscal 2003 when compared to restaurant sales of $35,544,000 in the same period of fiscal 2002. The Company had increased revenue of $423,000 due to additional sales weeks from one restaurant opened in fiscal 2003 and two restaurants opened in fiscal 2002. The Company's Burger King restaurants had average weekly sales of $18,030 in the first quarter of fiscal 2003 versus $19,174 in the same period in fiscal 2002. Sales at restaurants owned for more than one year decreased 6.2% in the first quarter of fiscal 2003 when compared to the same period in fiscal 2002. The Company believes that the decrease in comparable store sales was mainly due to fierce price competition in the quick service hamburger segment. The Company also experienced harsher winter weather during fiscal 2003 when compared to fiscal 2002.

The Company's Chili's Grill & Bar restaurant sales increased $963,000 to $23,517,000 in the first quarter of fiscal 2003 compared to restaurant sales of $22,554,000 in the same period in fiscal 2002. The Company had increased revenue of $692,000 due to additional sales weeks from one restaurant opened during fiscal 2002. Average weekly sales were $43,229 in the first quarter of fiscal 2003 versus $42,716 in the same period in fiscal 2002. Sales at restaurants open for more than one year increased 1.9% in the first quarter of fiscal 2003 when compared to the same period in fiscal 2002. Restaurant sales were hindered by harsher winter weather during fiscal 2003 when compared to fiscal 2002.

Sales in the Company's Grady's American Grill restaurant division decreased $8,873,000 to $8,314,000 in the first quarter of fiscal 2003 compared to sales of $17,187,000 in the same period in fiscal 2002. The Company closed or sold 18 units during fiscal 2002. The absence of these units contributed approximately $6,416,000 to the sales decrease during the first quarter of fiscal 2003. The Company's Grady's American Grill restaurants had average weekly sales of $32,476 in the first quarter of fiscal 2003 versus $32,515 in the same period in fiscal 2002. Sales at restaurants open for more than one year decreased 19.4% in the first quarter of fiscal 2003 when compared to the same period in fiscal 2002. The Company continues to experience a significant decrease in sales and cash flow in its Grady's American Grill division. The Company continues to pursue various management actions in response to this trend, including evaluating strategic business alternatives for the division both as a whole and at each of its restaurant locations.

The Company's Italian Dining Division restaurant sales increased $425,000 to $5,644,000 in the first quarter of fiscal 2003 when compared to restaurant sales of $5,219,000 in the same period in fiscal 2002. The Company had increased revenue of $733,000 due to additional sales weeks from one restaurant opened during fiscal 2002. Average weekly sales were $39,198 in the first quarter of fiscal 2003 versus $40,778 in fiscal 2002. Sales at restaurants open for more than one year decreased 5.9% in the first quarter of fiscal 2003 when compared to the same period in fiscal 2002. The Company believes that the decrease in comparable store sales was mainly due to harsher winter weather in fiscal 2003 compared to fiscal 2002.








Item  2.  -  MANAGEMENT'S DISCUSSION AND  ANALYSIS  OF  FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

Total restaurant operating expenses were 89.3% of revenues in the first quarter of fiscal 2003 versus 88.1% in the first quarter of fiscal 2002. The following factors influenced the operating margins:

Food and beverage costs were $19,481,000, or 27.5% of total revenues, in the first quarter of fiscal 2003, compared to $22,982,000, or 28.5% of total revenues, in the same period in fiscal 2002. Food and beverage costs as a percentage of sales decreased in the quick service segment mainly due to improved margins in the Company's Grand Rapids, Michigan Burger King market. The Company acquired these restaurants on October 15, 2001, and since the acquisition has made progress in reducing food costs as a percentage of sales. The full service segment's food and beverage costs, as a percentage of sales, were lower in the first quarter of fiscal 2003 versus the same period in fiscal 2002. The decrease was mainly due to the reduced number of Grady's American Grill restaurants, which historically have had higher food and beverage costs, as a percentage of total restaurant sales, than the Company's other full service concepts.

Payroll and benefits were $21,406,000 in the first quarter of fiscal 2003, compared to $24,661,000 in the same period in fiscal 2002. As a percentage of total revenues, payroll and benefits decreased to 30.3% in the first quarter of fiscal 2003 from 30.6% in the same period of fiscal 2002. Payroll and benefits, as a percentage of sales, improved in both the quick service and the full service segments. The quick service segment improved mainly due to reduced payroll costs in the Company's Grand Rapids, Michigan Burger King market. The Company acquired these restaurants on October 15, 2001, and since the acquisition has made progress in reducing payroll costs as a percentage of sales. The decrease in the full service segment was mainly due to the reduced number of Grady's American Grill restaurants, which historically have had higher payroll and benefit costs, as a percentage of total restaurant sales, than the Company's other full service concepts.

Depreciation and amortization expense was $3,267,000 in the first quarter of fiscal 2003 compared to $3,232,000 in the first quarter of fiscal 2002. As a percentage of total restaurant sales, depreciation and amortization increased to 4.6% for the first quarter of fiscal 2003 compared to 4.0% in the same period in fiscal 2002. The increase, as a percentage of revenues, was mainly due to the decrease in average weekly sales at the Company's Burger King, Italian Dining and Grady's American Grill restaurants.

Other restaurant operating expenses include rent and utilities, royalties, promotional expense, repairs and maintenance, property taxes and insurance. Other restaurant operating expenses were $19,016,000 in the first quarter of fiscal 2003 compared to $20,151,000 in the same period of fiscal 2002. As a percentage of total revenues, other restaurant operating expenses were 26.9% in the first quarter of fiscal 2003 compared to 25.0% in the same period of fiscal 2002. The Company's other operating expenses, as a percentage of sales, increased in the Company's quick service segment mainly due to a $632,000 increase in promotional expenses and a decrease in average weekly sales. The Company's other operating expenses, as a percentage of sales, increased in the Company's full service segment mainly due to lower average weekly sales at the Company's Italian Dining and Grady's American Grill restaurants.

Income from restaurant operations decreased $1,936,000 to $7,542,000, or 10.7% of revenues, in the first quarter of fiscal 2003 compared to $9,478,0000, or 11.9% of revenues, in the comparable period of fiscal 2002. Income from restaurant operations in the Company's quick service segment decreased by $1,149,000 mainly due to an increase in promotional expenditures and the decrease in average weekly sales in the Company's quick service restaurants. Income from restaurant operations in the full service segment decreased by $741,000 mainly due to decreased revenues at the Company's Grady's American Grill restaurants.

Item  2.  -  MANAGEMENT'S DISCUSSION AND  ANALYSIS  OF  FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

General and administrative expenses decreased $653,000 to $4,905,000, or 6.9% of revenues, in the first quarter of fiscal 2003 compared to $5,558,0000, or 6.9% of revenues, in the comparable period of fiscal 2002. The Company was significantly below its fiscal 2003 profitability targets at the end of the first quarter of fiscal 2003 and therefore recorded $526,000 less in bonus expense in the first quarter of fiscal 2003 when compared to the same period in fiscal 2002.

Amortization of intangibles, as a percentage of revenues, was consistent at 0.2% for the first quarter of fiscal 2003 when compared to the same period in fiscal 2002.

Total other expenses were $1,983,000 for the first quarter of fiscal 2003 versus $2,417,000 during the comparable period in fiscal 2002. The decrease was mainly due to a $345,000 decrease in interest expense. The decrease in interest expense was due to lower debt levels and a decrease in interest rates.

Income tax expense of $354,000 was recorded in the first quarter of fiscal 2003 compared to $432,000 in the same period of fiscal 2002. The provision for income taxes in the first quarter of fiscal 2003 and the first quarter of fiscal 2002 consisted of the Company's estimated state tax expense. The Company expects to utilize net operating loss carryforwards to offset current year federal taxable income.

At the end of the first quarter of fiscal 2003 the Company had a valuation reserve against its deferred tax asset resulting in a net deferred tax asset of $10.0 million. The Company's assessment of its ability to realize the net deferred tax asset was based on the weight of both positive and negative evidence, including the taxable income of its current operations. Based on this assessment, the Company believes it is more likely than not that the net deferred tax asset of $10,000,000 will be realized. Such evidence is reviewed periodically and could result in the recognition of additional tax benefit or expense related to its net deferred tax asset position in the future.

For the first quarter of fiscal 2003, the Company reported net income of $179,000 compared to net income of $941,000 for the first quarter of fiscal 2002.


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

During the first sixteen weeks of 2003, net cash provided by operating activities was $3,702,000 compared to $5,866,000 in fiscal 2002. The decrease in fiscal 2003 compared to fiscal 2002 was mainly due to the decreased profitability of the Company and a reduction in cash generated through changes in current assets and current liabilities.

During the first sixteen weeks of fiscal 2003, the Company had $1,972,000 in capital expenditures in connection with the opening of new restaurants and the refurbishing of existing restaurants. During the first sixteen weeks of fiscal 2003 the Company opened one quick service restaurant. The Company also replaced one quick service restaurant building with a new building at the same location.

The Company had a net repayment of $688,000 under its revolving credit agreement during the first sixteen weeks of fiscal 2003. As of February 16, 2003, the Company's revolving credit agreement had an additional $7,902,000 available for future borrowings. The Company's average borrowing rate on February 16, 2003 was 4.55%. The revolving credit agreement is subject to certain restrictive covenants that require the Company, among other things, to achieve agreed upon levels of cash flow. Under the revolving credit agreement the Company's funded debt to consolidated cash flow ratio could not exceed 4.00 and its fixed charge coverage ratio could not be less than 1.50 on February 16, 2003. The Company was in compliance with these requirements with a funded debt to consolidated cash flow ratio of 3.89 and a fixed charge coverage ratio of 1.71.

The Company's primary cash requirements in fiscal 2003 will be capital expenditures in connection with the opening of new restaurants, remodeling of existing restaurants, maintenance expenditures, and the reduction of debt under the Company's debt agreements. During fiscal 2003, the Company anticipates opening one or two new quick service restaurants and two or three full service restaurants. The Company also plans to replace two existing quick service buildings with new buildings at the same locations. The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new restaurants opened, whether the Company owns or leases new units and the actual expense related to remodeling and maintenance of existing units. While the Company's capital expenditures for fiscal 2003 are expected to range from $10,000,000 to $12,000,000, if the Company has alternative uses or needs for its cash, the Company believes it could reduce such planned expenditures without affecting its business plan. The Company has debt service requirements of approximately $1,474,000 in fiscal 2003, consisting primarily of the principal payments required under the mortgage facility.

The Company anticipates that its cash flow from operations, together with the $7,902,000 available under its revolving credit agreement as of February 16, 2003, will provide sufficient funds for its operating, capital expenditure, debt service and other requirements through the end of fiscal 2003.



Item  2.  -  MANAGEMENT'S DISCUSSION AND  ANALYSIS  OF  FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)


As of February 16, 2003, the Company had a financing package totaling $109,066,000, consisting of a $60,000,000 revolving credit agreement (the "Bank Facility") and a $49,066,000 mortgage facility (the "Mortgage Facility"), as described below.

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

The Bank Facility provides for borrowings at the adjusted LIBOR rate plus a contractual spread which is as follows:


RATIO OF FUNDED DEBT
TO  CASH FLOW                                        LIBOR MARGIN
------------------------------------------------     ------------
Greater than or equal to 3.50                           3.00%
Less than 3.5x but greater than or equal to 3.0x        2.75%
Less than 3.0x but greater than or equal to 2.5x        2.25%
Less than 2.5x                                          1.75%


Item  2.  -  MANAGEMENT'S DISCUSSION AND  ANALYSIS  OF  FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)


The Bank Facility also contains covenants requiring maintenance of funded debt to cash flow and fixed charge coverage ratios as follows:

MAXIMUM FUNDED DEBT
TO CASH FLOW RATIO              COVENANT
------------------              --------
Fiscal 2003
Q1 through Q3                     4.00
Q4                                3.75

Fiscal 2004
Q1 through Q3                     3.75
Q4                                3.50

Fiscal 2005
Q1 through Q2                     3.50
Thereafter                        3.00

FIXED CHARGE COVERAGE RATIO       1.50


The Company's funded debt to consolidated cash flow ratio is required to be 3.75 by the end of fiscal 2003. The Company's funded debt to consolidated cash flow ratio on February 16, 2003 was 3.89. The Company expects it will generate sufficient cash flow to reach the required ratio of 3.75, particularly in light of the $3,750,000 settlement payment received in the second quarter of fiscal 2003 (see Note 8). Should the Company not be able to generate sufficient cash flow to meet this covenant, the Company believes it could reduce its capital spending. Its principal opportunities to reduce capital spending would be to scale back its new unit development and/or its planned remodel budget. The Company could also increase consolidated cash flow through reductions in general and administrative expenses. If the Company were not successful in meeting the required funded debt to consolidated cash flow ratio it would experience an event of default. The Company would then need to seek waivers from its lenders or amendments to the covenants.

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

Income taxes

The Company has recorded a valuation allowance to reduce its deferred tax assets since it is more likely than not that some portion of the deferred assets will not be realized. Management has considered all available evidence, both positive and negative, including its historical operating results, estimates of future taxable income and ongoing feasible tax strategies in assessing the need for the valuation allowance; if these estimates and assumptions change in the future, the Company may be required to adjust its valuation allowance. This could result in a charge to, or an increase in, income in the period such determination is made.

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
           MARKET RISK.

The Company is exposed to interest rate risk in connection with its $60.0 million revolving credit facility which provides for interest payable at the LIBOR rate plus a contractual spread. The Company's variable rate borrowings under this revolving credit facility totaled $50.3 million at February 16, 2003. The impact on the Company's annual results of operations of a one-point interest rate change would be approximately $503,000.


ITEM 4. CONTROLS AND PROCEDURES.

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Within the 90 days prior to the filing date of this report, The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Executive Vice President (Principal Financial Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, the Company's President and Chief Executive Officer and the Company's Executive Vice President concluded that the Company's disclosure controls and procedures are effective.

There have been no significant changes in the Company's internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Note 8 to the unaudited consolidated financial statements of the Company included in Part I of this report is incorporated herein by reference.

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

On  March  11,  2003,  the Company held  its  annual  meeting  of
shareholders.    At  the  meeting, the shareholders  elected  the
following directors by the vote indicated to serve until the year
2006 annual meeting of shareholders.
                                 For        Withheld
                             ----------     --------
Daniel B. Fitzpatrick        10,047,194      175,700
Philip J. Faccenda           10,069,143      153,751

In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

Term Expires

James K. Fitzpatrick             2004
Ezra H. Friedlander              2004
Steven M. Lewis                  2004
Bruce M. Jacobson                2005
Christopher J. Murphy III        2005


The appointment of PricewaterhouseCoopers LLP as auditors for the Company for 2003 was ratified:

For 10,102,884; Against 75,010; Abstentions 45,000

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

                                      Quality Dining, Inc.
                                      (Registrant)


Date:  March 31, 2003               By: /s/John C. Firth
                                    ---------------------
                                    Executive Vice President
                                    General Counsel and Secretary
                                    (Principal Financial Officer)



 CERTIFICATIONS

I, Daniel B. Fitzpatrick, certify that:

  1.I have reviewed this quarterly report on Form 10-Q of Quality
     Dining, Inc.;
  2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  4.The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and 15d-14) for the registrant and have:
       a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
       b.Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
       c.Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  1.The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
       a.All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b.Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  1.The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in the other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                   /s/ Daniel B. Fitzpatrick
                                   --------------------------
                                   Daniel B. Fitzpatrick
                                   President and Chief Executive
                                   Officer





I, John C. Firth, certify that:

  1.I have reviewed this quarterly report on Form 10-K of Quality
     Dining, Inc.;
  2.Based on my knowledge, this quarterly report does not contain any  untrue statement of a material fact or omit to state  a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  3.Based  on  my knowledge, the financial statements, and  other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  4.The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and 15d-14)
     for the registrant and have:
       a.Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
       b.Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
       c.Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  1.The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
       a. All   significant  deficiencies  in   the   design   or
          operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  2.The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in the other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                   /s/ John C. Firth
                                    ---------------------
                                    John C. Firth
                                    Executive Vice President  and
                                   General Counsel







INDEX TO EXHIBITS

Exhibit Number           Description
--------------           ---------------------------------
10-N First Amendment To Lease Agreement entered into as of the 14th day of February, 2003 by and between Bendan Properties, LLC, an Indiana limited liability Company (the "Lessor"), successor to Burger King Corporation, a Florida corporation, and Bravokilo, Inc., an Indiana Corporation

99.1                Certification of  Daniel B. Fitzpatrick pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                Certification of  John C. Firth pursuant to 18 U.S.C.
                     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.






EXHIBIT 10-N

               FIRST AMENDMENT TO LEASE AGREEMENT


THIS FIRST AMENDMENT (this "Amendment") is entered into as of the 14th day of February, 2003 by and between Bendan Properties, LLC, an Indiana limited liability company (the "Lessor"), successor to Burger King Corporation, a Florida corporation, and Bravokilo, Inc., an Indiana corporation (the "Lessee"), successor to Benjamin Schulman, Ezra Friedlander and Daniel B. Fitzpatrick.

                       Statement of Facts

WHEREAS, the predecessors in interest of Lessor and Lessee entered into a Lease Agreement dated November 7, 1983 (the
"Lease");

     WHEREAS Lessor and Lessee reached an agreement to extend the terms of the Lease for five (5) years with two (2) five (5) year options;

     WHEREAS, the parties hereto desire to memorialize their agreements in this Amendment as set forth below.

NOW, THEREFORE, the parties hereby agree as follows:

1.The Lease is hereby incorporated herein by reference.

      2.The term of the Lease is hereby extended commencing on February 15, 2003 and expiring on February 14, 2008 upon all of the same terms and conditions as set forth in the Lease except as modified hereby.

3.The guaranteed minimum rental, as set forth in Article 3.1 of the Lease, shall hereafter be $103,121.00, payable in equal monthly installments of $8,593.42.

4.Section 3.2 (a), Percentage Rental, is hereby modified by deleting "seven (7%)" in the second line thereof and replacing it with "eight percent (8%)".

5.Provided Lessee is not in default, Lessor does hereby grant to Lessee the right, privilege and option to extend this lease for two (2) successive periods of five (5) years each (the "Extended terms"), upon the same terms and conditions as herein contained. Lessee, if it elects to exercise any option, shall do so by giving Lessor written notice at least one hundred eighty (180) days prior to the expiration of the then current term. From and after the date of any extension or renewal of this Lease, references herein to the word "term" include the period by which the term will have been extended.

6.If any provision of this Amendment is found by a court of competent jurisdiction to be illegal, invalid, or unenforceable, the remainder of this Amendment will not be affected, and in lieu of each provision that is found to be illegal, invalid, or unenforceable, a provision which is legal, valid and enforceable will be added as a part of this Amendment that is as similar to the illegal, invalid, or unenforceable provision as may be possible.

7.Terms not defined herein have the same meaning as in the Lease.

8.Except as expressly modified herein, the Lease is hereby ratified and confirmed by the parties and remains in full force and effect. In the event of a conflict between the terms of the Lease and the terms of this Amendment, the terms of this Amendment shall control.

     WITNESS OUR HANDS AND SEALS on the date and year first above written.

LESSOR:                            LESSEE:

BENDAN PROPERTIES, LLC,            BRAVOKILO, INC.,
an Indiana limited liability company an Indiana corporation


/s/ Daniel B. Fitzpatrick          /s/ John C. Firth
-------------------------          ---------------------------
By: Daniel B. Fitzpatrick          By:John C. Firth
Its: Manager                       Its:Executive Vice President


























Exhibit 99.1
                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Quality Dining, Inc. (the "Company") on Form 10-Q for the period ending February 16, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel B. Fitzpatrick, Chairman of the Board, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Daniel B. Fitzpatrick
-----------------------------------
Daniel B. Fitzpatrick
Chairman of the Board, President and
Chief Executive Officer
March 28, 2003


A  signed original of this written statement required by  Section
906 has been provided to Quality Dining, Inc. and will be retained by Quality Dining, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

























Exhibit 99.2
                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Quality Dining, Inc. (the "Company") on Form 10-Q for the period ending February 16, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John C. Firth, Executive Vice President and General Counsel (Principal Financial Officer) of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ John C. Firth
------------------
John C. Firth,
Executive Vice President and
General Counsel (Principal Financial Officer)
March 28, 2003


A  signed original of this written statement required by  Section
906 has been provided to Quality Dining, Inc. and will be retained by Quality Dining, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.