Form 10-Q
period 2003-05-11
QUALITY DINING INC
filed 2003-06-25
CIK 917126

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 11, 2003

                                   OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from  ______________ to ____________________

Commission file number      0-23420


                          QUALITY DINING, INC.
         (Exact name of registrant as specified in its charter)

         Indiana                               35-1804902
_______________________________     ____________________________________
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
 incorporation or organization)

           4220 Edison Lakes Parkway, Mishawaka, Indiana 46545
           _____________________________________________________
           (Address of principal executive offices and zip code)


                             (574) 271-4600
              __________________________________________________
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes __X____           No ________

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes o No x

The number of shares of the registrant's common stock outstanding as of June 20, 2003 was 11,598,447.

                          QUALITY DINING, INC.
                      QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED MAY 11, 2003
                                  INDEX


                                                                Page


PART I  - Financial Information


Item 1.   Consolidated Financial Statements:

          Consolidated Statements of Operations                    3
          Consolidated Balance Sheets                              4
          Consolidated Statements of Cash Flows                    5
          Notes to Consolidated Financial Statements               6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations           15

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk                                                    24

Item 4.   Controls and Procedures                                 24

Part II - Other Information

Item 1.   Legal Proceedings                                       25

Item 2.   Changes in Securities                                   25

Item 3.   Defaults upon Senior Securities                         25

Item 4.   Submission of Matters to Vote of Security Holders       25

Item 5.   Other Information                                       25

Item 6.   Exhibits and Reports on Form 8-K                        25

Signatures                                                        26














Part I. FINANCIAL INFORMATION
Item 1. - CONSOLIDATED FINANCIAL STATEMENTS

                          QUALITY DINING, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                (In thousands, except per share amounts)

                                Twelve Weeks Ended  Twenty-Eight Weeks Ended
                                   May 11,  May 12,     May 11,     May 12,
                                    2003     2002        2003        2002
Revenues:                          ------   ------     -------     -------
  Burger King                   $  24,985 $ 28,262   $  58,222   $  63,806
  Chili's Grill & Bar              18,616   17,695      42,132      40,249
  Grady's American Grill            4,509   10,757      11,092      25,947
  Italian Dining Division           4,163    3,918       9,808       9,137
                                  -------  -------     -------     -------
Total revenues                     52,273   60,632     121,254     139,139
                                  -------  -------     -------     -------
Operating expenses:
  Restaurant operating expenses:
    Food and beverage              14,437   17,334      33,365      39,689
    Payroll and benefits           15,314   17,699      36,126      41,668
    Depreciation and amortization   2,347    2,461       5,575       5,648
    Other operating expenses       13,537   15,326      32,123      34,994
Total restaurant operating        -------  -------     -------     -------
  Expenses                         45,635   52,820     107,189     121,999
                                  -------  -------     -------     -------
Income from restaurant operations   6,638    7,812      14,065      17,140
  General and administrative        4,031    4,708       8,937      10,265
  Impairment of assets and
    facility closing costs          4,411      204       4,411         204
  Amortization of intangibles          87       98         203         228
                                  -------  -------     -------     -------
Operating income (loss)            (1,891)   2,802         514       6,443
                                  -------  -------     -------     -------
Other income (expense):
  Recovery of note receivable       3,459        -       3,459           -
  Interest expense                 (1,782)  (1,945)     (4,207)     (4,715)
  Gain (loss) on sale of property
    and equipment                       7      245          (4)        170
  Other income (expense), net         257      297         710         727
                                  -------  -------     -------     -------
Total other income (expense), net   1,941   (1,403)        (42)     (3,818)
                                  -------  -------     -------     -------
Income from continuing operations
    before income taxes                50    1,399         472       2,625
Income tax provision                  262      318         613         743
Income (loss) from continuing     -------  -------      ------     -------
  operations                         (212)   1,081        (141)      1,882
Income (loss) from discontinued
  operations                          (68)     142          40         283
                                  -------  -------     -------     -------
Net income (loss)                 $  (280) $ 1,223     $  (101)    $ 2,165
                                  =======  =======     =======     =======
Basic net income (loss) per share:
    Continuing operations           (0.02)    0.10       (0.01)       0.17
    Discontinued operations             -     0.01           -        0.02
                                  -------  -------     -------     -------
Basic net income (loss) per share $( 0.02) $  0.11     $ (0.01)    $  0.19
                                  =======  =======     =======     =======
Diluted net income (loss) per share:
    Continuing operations           (0.02)    0.10       (0.01)       0.17
    Discontinued operations             -     0.01           -        0.02
                                  -------  -------     -------     -------
Diluted net income (loss) per
  share                           $ (0.02) $  0.11     $ (0.01)    $  0.19
                                  =======  =======     =======     =======
Weighted average shares outstanding:
Basic                              11,311   11,206      11,311      11,206
                                  =======  =======     =======     =======
Diluted                            11,311   11,422      11,311      11,378
                                  =======  =======     =======     =======
See Notes to Consolidated Financial Statements.




                          QUALITY DINING, INC.
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                         (Dollars in thousands)

                                               May 11,      October 27,
                                                2003            2002
ASSETS                                       --------        --------
Current assets:
  Cash and cash equivalents                  $  1,121        $  1,021
  Accounts receivable                           1,757           1,615
  Inventories                                   1,822           1,843
  Deferred income taxes                         2,470           2,356
  Assets held for sale                          3,150           3,673
  Other current assets                          2,185           2,222
                                              -------         -------
Total current assets                           12,505          12,730
                                              -------         -------

Property and equipment, net                   103,327         107,586
                                              -------         -------
Other assets:
  Deferred income taxes                         7,530           7,644
  Trademarks, net                               2,076           5,317
  Franchise fees and development fees, net      9,076           9,379
  Goodwill                                      7,960           7,960
  Liquor licenses, net                          2,670           2,653
  Other                                         3,200           3,672
                                              -------         -------
Total other assets                             32,512          36,625
                                              -------         -------
Total assets                                 $148,344        $156,941
                                              =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capitalized leases
    and long-term debt                       $  2,102       $   1,978
  Accounts payable                              5,620           9,884
  Accrued liabilities                          21,079          20,295
                                              -------         -------
Total current liabilities                      28,801          32,157

Long-term debt                                 90,428          95,305
Capitalized leases principally to related
  parties, less current portion                 3,416           3,726
                                              -------         -------
Total liabilities                             122,645         131,188
                                              -------         -------
Stockholders' equity:
  Preferred stock, without par value:
    5,000,000 shares authorized; none issued        -               -
  Common stock, without par value: 50,000,000
    shares authorized; 12,957,447 and 12,969,672
    shares issued, respectively                    28              28
  Additional paid-in capital                  237,406         237,434
  Accumulated deficit                        (207,487)       (207,386)
  Unearned compensation                          (625)           (700)
                                              -------         -------
                                               29,322          29,376
  Treasury stock, at cost, 1,360,573
    and 1,360,573 shares, respectively         (3,623)         (3,623)
                                              -------         -------
Total stockholders' equity                     25,699          25,753
                                              -------         -------
Total liabilities and stockholders' equity   $148,344        $156,941
                                              =======         =======

See Notes to Consolidated Financial Statements.





                          QUALITY DINING, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                             (In thousands)


                                                  Twenty-Eight Weeks Ended
                                                       May 11,    May  12,
                                                        2003        2002
Cash flows from operating activities:                 -------     -------
  Net income (loss)                                   $  (101)    $ 2,165
  Income from discontinued operations                     (40)       (283)
  Adjustments to reconcile net income to net
   cash provided by operating activities of
   continuing operations:
    Depreciation and amortization of
      property and equipment                            5,441       5,444
    Amortization of other assets                          865         862
    Impairment of assets                                4,411           -
    Gain on sale of property and equipment                 (4)       (170)
    Amortization of unearned compensation                  47         128
    Changes in current assets and current liabilities:
      Net increase in current assets                      (84)     (1,445)
      Net increase (decrease) in current liabilities   (3,480)      1,164
      Net cash provided by operating activities of     -------    -------
        continuing operations                            7,055      7,865
                                                       -------    -------
Cash flows from investing activities:
  Proceeds from the sale of property and equipment         581        256
  Purchase of property and equipment                    (2,698)    (4,329)
  Purchase of other assets                                (199)      (454)
  Other                                                    294       (108)
                                                       -------    -------
Net cash used for investing activities                  (2,022)    (4,635)
                                                       -------    -------
Cash flows from financing activities:
  Borrowings of long-term debt                          28,914     62,990
  Repayment of long-term debt                          (33,705)   (66,354)
  Payment for stock subject to redemption                    -       (264)
  Repayment of capitalized lease obligations              (272)      (266)
                                                       -------    -------
Net cash used by financing activities                   (5,063)    (3,894)
                                                       -------    -------
Cash provided by discontinued operations                   130        363
                                                       -------    -------
Net increase (decrease) in cash and cash equivalents       100       (301)
Cash and cash equivalents, beginning of period           1,021      2,070
                                                       -------    -------
Cash and cash equivalents, end of period               $ 1,121    $ 1,769
                                                       =======    =======


See Notes to Consolidated Financial Statements.



                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 11, 2003
                               (Unaudited)

Note 1:  Description of Business.

Quality  Dining, Inc. (the "Company") operates four distinct  restaurant
concepts.   It  owns the Grady's American Grill(R) and two Italian  Dining concepts and operates Burger King(R)restaurants and Chili's Grill & Bar(R) ("Chili's") as a franchisee of Burger King Corporation and Brinker International, Inc. ("Brinker"), respectively. The Company operates its Italian Dining restaurants under the tradenames of Spageddies Italian
Kitchen(R)   ("Spageddies"(R))  and  Papa  Vino's(TM)  Italian  Kitchen
("Papa Vino's").   As  of  May 11, 2003, the Company operated 174
restaurants, including 116 Burger King restaurants, 34 Chili's, 15 Grady's American Grill restaurants, three Spageddies and six Papa Vino's.

Note 2:  Summary of Significant Accounting Policies.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Quality Dining, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the 28-week period ended May 11, 2003 are not necessarily indicative of the results that may be expected for the 52-week year ending October 26, 2003.

These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended October 27, 2002 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

As a result of the adoption of Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company has classified the revenues, expenses and related assets and liabilities of one Grady's American Grill restaurant that was sold in the second quarter of fiscal 2003 and three Grady's American Grills that are held for sale, as discontinued operations in the accompanying consolidated financial statements.


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





                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 11, 2003
                               (Unaudited)

Trademarks - The Company owns the trademarks for its Grady's American Grill, Spageddies Italian Kitchen and Papa Vino's Italian Kitchen. During the second quarter of fiscal 2003 the Company recorded an impairment charge (See Note 3) that reduced the net book value of the Grady's American Grill trademark by $2,882,000. The impairment charge reduced the Grady's American Grill trademark net book value to $1,994,000 as of May 11, 2003. During the second quarter of fiscal 2003 the Company reviewed the useful life of the Grady's American Grill trademark and determined that the remaining useful life should be reduced from 15 years to five years. In determining the fair value of the impaired assets, the Company relied primarily on the discounted cash flow analyses that incorporated an investment horizon of five years and utilized a risk adjusted discount factor.

Below are the gross carrying amount and accumulated amortization of the trademarks, franchise fees and development fees as of May 11, 2003.


Amortized Intangible Assets
---------------------------
                                             As of May 11, 2003
                                       --------------------------------
                                      Gross Carrying        Accumulated
                                         Amount             Amortization
                                        ($000s)               ($000s)
Amortized intangible assets:            -------               -------
  Trademarks                           $  2,705              $   (629)
  Franchise fees and development fees    14,712                (5,636)
                                        -------               -------
Total                                  $ 17,417              $ (6,265)
                                        =======               =======


The Company's intangible asset amortization expense for the twenty-eight
weeks  ended  May  11,  2003  was $600,000.   The  estimated  intangible
amortization expense for each of the next five years is $1,136,000.


Goodwill

The Company operates four distinct restaurant concepts in the food-service industry. It owns the Grady's American Grill and two Italian Dining concepts and operates Burger King restaurants and Chili's Grill & Bar restaurants as a franchisee of Burger King Corporation and Brinker International, Inc., respectively. The Company has identified each restaurant concept as an operating segment based on management structure and internal reporting. The Company has two operating segments with goodwill - Chili's Grill & Bar and Burger King. The Company had a total of $7,960,000 in goodwill as of May 11, 2003. The Chili's Grill and Bar operating segment had $6,902,000 of goodwill and the Burger King operating segment had $1,058,000 of goodwill.






                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 11, 2003
                               (Unaudited)
Stock Options

The Company accounts for all of its stock-based compensation awards in accordance with APB Opinion No. 25 which requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. Under this method, no compensation cost has been recognized for stock option awards.

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value method as prescribed by SFAS 123, the Company's net earnings (loss) and net earnings (loss) per share would have been the pro forma amounts indicated below:


                                                    May 11,      May 12,
                                                     2003         2002
                                                 -----------   -----------
Net income (loss), as reported                   $  (101,000)  $ 2,165,000


Deduct: Total stock option based employee
compensation expense determined by using
the Black-Scholes option pricing model,
net of related tax effects                           (19,000)      (26,000)
                                                  ----------   -----------
Net income (loss), pro forma                      $ (120,000)  $ 2,139,000
                                                  ----------   -----------

Basic net income (loss) per common share,
as reported                                       $    (0.01)  $      0.19
                                                  ==========   ===========
Basic net income (loss) per common share,
pro forma                                         $    (0.01)  $      0.19
                                                  ==========   ===========


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

                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 11, 2003
                               (Unaudited)


Note 3: Acquisitions and Dispositions.

During the second quarter of fiscal 2003, the Company entered into agreements or was in negotiations to sell four of its Grady's American Grill restaurants. One restaurant was sold during the second quarter of fiscal 2003, two were sold in the third quarter of fiscal 2003, resulting in a net gain of $275,000, and one is expected to be sold by the end of fiscal 2003.

As discussed in Note 2, discontinued operations includes the revenues and expenses of the four Grady's American Grill restaurants that either had been sold or were being held for sale as of May 11, 2003. The decision to dispose of the four locations reflects the Company's ongoing process of evaluating the performance of the Grady's American Grill restaurants and using the proceeds from dispositions to reduce debt. Assets held for sale includes property, plant and equipment totaling $3,150,000 as of May 11, 2003. As of May 11, 2003, the net book value of Grady's American Grill's tangible long-lived and intangible assets was $14,019,000 and $1,994,000, respectively.

Net income (loss) from discontinued operations for the periods ended May 11, 2003, and May 12, 2002, were made up of the following components:

                               Twelve Weeks Ended      Twenty-Eight Weeks Ended
                                   May 11,    May 12,     May 11,     May 12,
                                    2003       2002        2003         2002
(In thousands)                   --------   -------      --------     -------
Revenue  discontinued operations $  1,164   $ 1,537      $  2,895     $ 3,533
Income discontinued
  Restaurant operations               104       148           220         296
Store closing expense                (109)        -          (114)          -
Loss on sale of assets                (60)        -           (60)          -
                                 --------   -------      --------     -------
Income (loss) before taxes            (65)      148            46         296
Income tax provision                   (3)       (6)           (6)        (13)
Income (loss) from               ________   _______       _______     _______
   discontinued  operations      $    (68)  $   142       $    40     $   283
                                 ========  ========       =======     =======


Note 4:  Commitments.

As   of   May   11,  2003,  the  Company  had  commitments   aggregating
approximately $2,207,000 for restaurant construction and the purchase of new equipment.


Note 5:  Debt Instruments.

As of May 11, 2003, the Company had a financing package totaling $109,066,000, consisting of a $60,000,000 revolving credit agreement and a $49,066,000 mortgage facility (the "Mortgage Facility"), as described below.

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


                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 11, 2003
                               (Unaudited)

On  June  10, 2002, the Company refinanced its prior $76,000,000  credit facility with a $60,000,000 revolving credit agreement with JP Morgan Chase Bank, as agent, and four other banks (the "Bank Facility"). The weighted average borrowing rate under the Bank Facility on May 11, 2003 was 4.42%. The Company had $11,365,000 available under the Bank Facility as of May 11, 2003. The Bank Facility is collateralized by the stock of certain subsidiaries of the Company, certain interests in the Company's franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's real and personal property not pledged in the Mortgage Facility.

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


The Bank Facility also contains covenants requiring maintenance of funded debt to cash flow and fixed charge coverage ratios, which are as follows:

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

On May 5, 2003, the Bank Facility was amended to exclude the expenses which the Company incurred in the BFBC litigation (See Note 8) for purposes of calculating its fixed charge coverage ratio and its funded debt to cash flow ratio.


The Company was in compliance with all of its debt covenants as of  May
11, 2003.



                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 11, 2003
                               (Unaudited)


Note 6: Earnings (Loss) Per Share.

The Company had outstanding at May 11, 2003 common shares totaling 11,598,447. The Company has also granted options to purchase common shares to its employees and outside directors. These options have a dilutive effect on the calculation of earnings per share for the twelve and twenty-eight week periods ended May 12, 2002. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS 128.

                               Twelve weeks ended  Twenty-Eight weeks ended
                                     May 11,   May 12,    May 11,   May 12,
                                      2003      2002        2003      2002
                                    -------   -------     -------    -------
(In thousands, except per share amounts)

Basic net income (loss) per share:
Net income (loss) available to
  common shareholders (numerator)   $  (280)  $ 1,223    $  (101)    $ 2,165
                                    =======   =======    =======     =======
Weighted average common shares
  outstanding (denominator)          11,311    11,206     11,311      11,206
                                    =======   =======    =======     =======
Basic net income (loss) per share   $ (0.02)  $  0.11    $ (0.01)    $  0.19
                                    =======   =======    =======     =======


                                Twelve weeks ended  Twenty-Eight weeks ended
                                     May 11,    May 12,   May 11,   May 12,
                                      2003       2002      2003      2002
                                    -------   -------     -------   -------
(In thousands, except per share amounts)

Diluted net income (loss) per share:
Net income (loss) available to
 common shareholders (numerator)    $  (280)  $ 1,223     $  (101)  $ 2,165
                                    =======   =======     =======   =======
Weighted average common shares
  outstanding                        11,311    11,206      11,311    11,206
Effect of dilutive securities:
  Options on common stock                 -       216           -       172
Total common shares and dilutive    -------   -------     -------   -------
  securities(denominator)            11,311    11,422      11,311    11,378
                                    =======   =======     =======   =======
Diluted net income (loss) per share $ (0.02)  $  0.11     $ (0.01)  $  0.19
                                    =======   =======     =======   =======

For the twelve and twenty-eight week periods ended May 11, 2003, 5,000 and 16,000 options, respectively were excluded from the diluted earnings per share calculations because to do so would have been anti-dilutive.


                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 11, 2003
                               (Unaudited)


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

                             Full          Quick
(Dollars in thousands)      Service       Service     Other     Total
------------------------------------------------------------------------
Second quarter fiscal 2003
---------------------------
Revenues                   $  27,289     $  24,984   $   -     $52,273
Income from restaurant
  operations                   3,730         2,888      20       6,638

Operating income (loss)(1)    (2,114)          466    (243)    $(1,891)
Interest expense                                                (1,782)
Other income                                                     3,723
Income before income                                         ---------
  taxes                                                      $      50
                                                             =========
Depreciation and
  amortization                 1,201         1,162     300       2,663



Second quarter fiscal 2002
---------------------------
Revenues                   $  32,370     $  28,262   $   -    $ 60,632
Income from restaurant
  operations                   4,002         3,881     (71)      7,812

Operating income (loss)        1,937         1,192    (327)   $  2,802
Interest expense                                                (1,945)
Other income                                                       542
Income before income                                         ---------
  taxes                                                      $   1,399
                                                             =========
Depreciation and
  amortization                 1,413         1,070     247       2,730



                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 11, 2003
                               (Unaudited)

                              Full       Quick
(Dollars in thousands)       Service    Service     Other      Total
------------------------------------------------------------------------



First twenty-eight weeks of fiscal 2003
--------------------------------
Revenues                   $  63,033     $  58,221  $     -   $ 121,254
Income from restaurant
  operations                   8,161         5,856       48      14,065

Operating income (loss)(1)       541           536     (563)  $     514
Interest expense                                                 (4,207)
Other income                                                      4,165
Income before income                                          ---------
  taxes                                                       $     472
                                                              =========
Depreciation and
  amortization                 2,898         2,712     657        6,267




First twenty-eight weeks of fiscal 2002
--------------------------------
Revenues                   $  75,333     $  63,806  $    -   $ 139,139
Income from restaurant
  operations                   9,141         7,998       1      17,140

Operating income (loss)        4,828         2,197    (582)  $   6,443
Interest expense                                                (4,715)
Other income                                                       897
Income before income                                         ---------
  taxes                                                      $   2,625
                                                             =========
Depreciation and
  amortization                 3,290         2,408     608       6,306


(1) Includes charges for the impairment of assets totaling $4,411,000.



                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 11, 2003
                               (Unaudited)
Note 8:  Contingencies.

As previously reported, the Company had been party to a lawsuit with BFBC Ltd ("BFBC"), a former franchisee of Bruegger's Bagels, and certain principals of BFBC (the "Franchisee Parties").

During the second quarter of fiscal 2003, the Company entered into a settlement agreement with the Franchisee Parties that provided for a cash payment by the Franchisee Parties to the Company in the amount of $3.75 million and the dismissal of all remaining claims in the lawsuit. Subsequent to the end of the second quarter of fiscal 2003, and ancillary to the BFBC settlement, the Company transferred to Bruegger's Corporation's senior secured lender the Company's interest in the $10.7 million Subordinated Note issued by Bruegger's Corporation to the Company in connection with the divestiture of the Company's bagel-related businesses in 1997. The Company received payment of $55,000 for the Subordinated Note. The Company had previously reserved for the full amount of the Subordinated Note. Accordingly, the Company will record a $55,000 gain in respect of this payment in the third quarter of fiscal 2003.

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


                                   Twelve Weeks Ended  Twenty-Eight Weeks Ended
                                     May 11,    May 12,   May 11,    May 12,
                                      2003       2002      2003       2002
                                     -----      -----     -----      -----
Total revenues                       100.0%     100.0%    100.0%     100.0%

Operating expenses:
  Restaurant operating expenses
    Food and beverage                 27.6       28.6      27.5       28.5
    Payroll and benefits              29.3       29.2      29.8       29.9
    Depreciation and amortization      4.5        4.1       4.6        4.1
    Other operating expenses          25.9       25.3      26.5       25.2
                                     -----      -----     -----      -----
Total restaurant operating expenses   87.3       87.2      88.4       87.7
                                     -----      -----     -----      -----
Income from operations                12.7       12.8      11.6       12.3
                                     -----      -----     -----      -----
  General and administrative           7.7        7.8       7.4        7.4
  Impairment of assets and
    facility closing costs             8.4        0.3       3.6        0.1
  Amortization of intangibles          0.2        0.2       0.2        0.2
                                     -----      -----     -----      -----
Operating income (loss)               (3.6)       4.5       0.4        4.6
                                     -----      -----     -----      -----
Other income (expense):
  Recovery of note receivable          6.6          -       2.9          -
  Interest expense                    (3.4)      (3.2)     (3.5)      (3.4)
  Other income (expense), net          0.5        0.9       0.6        0.6
                                     -----      -----     -----      -----
Total other income (expense), net      3.7       (2.3)        -       (2.8)
                                     -----      -----     -----      -----
Income from continuing operations
 before income taxes                   0.1        2.2       0.4        1.8
Income tax provision                   0.5        0.5       0.5        0.5
                                     -----      -----     -----      -----
Income  (loss)  from  continuing
 operations                           (0.4)       1.7      (0.1)       1.3
Income (loss) from discontinued
  operations                          (0.1)       0.2         -        0.2
                                     -----      -----     -----      -----
Net income (loss)                     (0.5)%      1.9%     (0.1)%      1.5%
                                     =====      =====     =====      =====


Item  2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (continued)

Restaurant sales for the Company were $52,273,000 for the second quarter of fiscal 2003 versus $60,632,000 for the comparable period in fiscal 2002, a decrease of $8,359,000. Restaurant sales for the first twenty-eight weeks of fiscal 2003 were $121,254,000 versus $139,139,000 for the comparable period in fiscal 2002, a decrease of $17,885,000.

The  Company's  Burger  King restaurant sales were  $24,985,000  in  the second quarter of fiscal 2003 compared to sales of $28,262,000 in the same period of fiscal 2002, a decrease of $3,277,000. The Company had increased revenue of $369,000 due to additional sales weeks from one new restaurant opened in fiscal 2003 and one restaurant opened in fiscal 2002. The Company's Burger King restaurants had average weekly sales of $17,948 in the second quarter of fiscal 2003 versus $20,303 in the same period in fiscal 2002. Sales at restaurants open for more than one year decreased 11.6% in the second quarter of fiscal 2003 when compared to the same period in fiscal 2002. Sales decreased $5,584,000 to $58,222,000 for the first twenty-eight weeks of fiscal 2003 compared to $63,806,000 for the comparable period in fiscal 2002. The Company had increased revenue of $1,198,000 due to additional sales weeks from one restaurant opened in fiscal 2003 and two restaurants opened in fiscal 2002. Average weekly sales were $17,995 in the first twenty-eight weeks of fiscal 2003 versus $19,659 in the same period in fiscal 2002. Sales at restaurants open for more than one year decreased 8.6% in the first twenty-eight weeks of fiscal 2003 when compared to the same period in fiscal 2002. The Company believes that the decrease in comparable store sales was mainly due to fierce price competition in the quick service hamburger segment.

The Company's Chili's Grill & Bar restaurant sales increased $921,000 to $18,616,000 in the second quarter of fiscal 2003 compared to $17,695,000 in the same period in fiscal 2002. The Company had increased revenue of $539,000 due to additional sales weeks from one restaurant opened during fiscal 2002. Average weekly sales increased to $45,627 in the second quarter of fiscal 2003 versus $44,685 in the same period of fiscal 2002. Sales at restaurants open for more than one year increased 2.2% in the second quarter of fiscal 2003 when compared to the same period in fiscal 2002. Sales for the first twenty-eight weeks of fiscal 2003 increased $1,883,000 to $42,132,000 compared to $40,249,000 for the same period in fiscal 2002. The Company had increased revenue of $1,231,000 due to additional sales weeks from one new restaurant opened during fiscal 2002. The average weekly sales were $44,257 in the first twenty-eight weeks of fiscal 2003 versus $43,560 in the same period in fiscal 2002. Sales at restaurants open for more than one year increased 2.1% in the first twenty-eight weeks of fiscal 2003 when compared to the same period in fiscal 2002. The Company believes that the increase in average weekly sales was mainly due to successful operational and marketing initiatives both by the Company and the franchisor.

Sales in the Company's Grady's American Grill restaurant division were $4,509,000 in the second quarter of fiscal 2003 compared to sales of $10,757,000 in the same period in fiscal 2002, a decrease of $6,248,000. The Company closed or sold 18 units during fiscal 2002. The absence of these units contributed approximately $4,696,000 to the sales decrease during the first quarter of fiscal 2003. The Company sold one restaurant in the second quarter of fiscal 2003, two restaurants during the third quarter of fiscal 2003 and plans to sell one more restaurant before the end of fiscal 2003. As required by Statement of Financial Accounting Standards No. 144 (SFAS 144) Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations for the four restaurants have been classified as discontinued operations for all periods reported. The remaining twelve Grady's American Grill restaurants had average weekly sales of $31,321 in the second quarter of fiscal 2003 versus $32,015 in the same period in fiscal 2002. Sales at restaurants open for more than one year decreased 24.5% in the second quarter of fiscal 2003 when compared to the same period in fiscal 2002. Sales for the first twenty-eight weeks of fiscal 2003 were $11,092,000 compared to $25,947,000 for the same period in fiscal 2002, a decrease of $14,855,000. The absence of the closed restaurants contributed approximately $11,542,000 to the sales decrease. Average weekly sales, for the remaining twelve restaurants, were $33,016 in the first twenty-eight weeks of fiscal 2003 versus $32,412 in the same period in fiscal 2002. Sales at restaurants open for more than one year decreased 23.4% in the first twenty-eight weeks of fiscal 2003 when compared to the same period in fiscal 2002.

Item  2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (continued)

During the first twenty-eight weeks of fiscal 2003 the Company closed three Grady's American Grill restaurants. The Company sold one of the closed restaurants in the second quarter of fiscal 2003 receiving net proceeds of $571,000. The Company sold the other two restaurants in the third quarter of fiscal 2003 receiving net proceeds of $3,041,000. In light of these disposals and the continued decline in sales and cash flow in its Grady's American Grill division, the Company reviewed the carrying amounts for the balance of its Grady's American Grill Restaurant assets. The Company estimated the future cash flows expected to result from the continued operation and the residual value of the remaining restaurant locations in the division and concluded that, in eight locations, the undiscounted estimated future cash flows were less than the carrying amount of the related assets. Accordingly, the Company concluded that these assets had been impaired. The Company measured the impairment and recorded an impairment charge related to these assets aggregating $4,411,000.

In determining the fair value of the aforementioned restaurants, the Company relied primarily on discounted cash flow analyses that incorporated an investment horizon of five years and utilized a risk adjusted discount factor.

In connection with the impairment charge discussed above the Company also reviewed the remaining useful life of the Grady's American Grill trademark. In light of the continuing negative trends in both sales and cash flows, the increase in the pervasiveness in these declines amongst individual stores, and the accelerating rate of decline in both sales and cash flow in the first twenty-eight weeks of fiscal 2003, the Company has determined that the useful life of the Grady's American Grill trademark should be reduced from 15 to five years. As part of the above impairment charge, the Company reduced the net book value of the Grady's American Grill trademark by $2,882,000. The Grady's trademark had a net book value of $1,994,000 as of May 11, 2003.

The Company continues to pursue various management actions in response to the negative trend in its Grady's business, including evaluating strategic business alternatives for the division both as a whole and at each of its restaurant locations.

The Company's Italian Dining Division restaurant sales increased $245,000 to $4,163,000 in the second quarter of fiscal 2003 compared to $3,918,000 in the same period in fiscal 2002. The Company had increased revenue of $497,000 due to additional sales weeks from one restaurant opened during fiscal 2002. The average weekly sales were $38,549 in the second quarter of fiscal 2003 versus $40,809 in the same period of fiscal 2002. Sales at restaurants open for more than one year decreased 6.4% in the second quarter of fiscal 2003 when compared to the same period in fiscal 2002. Sales for the first twenty-eight weeks of fiscal 2003 increased $671,000 to $9,808,000 compared to $9,137,000 for the same period in fiscal 2002. The Company had increased revenue of $1,230,000 due to additional sales weeks from one restaurant opened during fiscal 2002. The average weekly sales were $38,920 in the first twenty-eight weeks of fiscal 2003 versus $40,791 in the same period in fiscal 2002. Sales at restaurants open for more than one year decreased 6.1% in the first twenty-eight weeks of fiscal 2003 when compared to the same period in fiscal 2002.

Total restaurant operating expenses, as a percentage of restaurant sales, increased to 87.3% for the second quarter of fiscal 2003 versus 87.2% in the second quarter of fiscal 2002, and 88.4% in the first twenty-eight weeks of fiscal 2003 versus 87.8% in the same period of fiscal 2002. The following factors influenced the operating margins.

Food and beverage costs decreased to 27.6% of total revenues in the second quarter of fiscal 2003 compared to 28.6% of total revenues in the same period in fiscal 2002, and 27.5% in the first twenty-eight weeks of fiscal 2003 compared to 28.5% in the same period of fiscal 2002. Food and beverage costs as a percentage of sales decreased in the quick service segment mainly due to improved margins in the Company's Grand
Rapids, Michigan Burger King market. The Company acquired these restaurants on October 15, 2001, and since the acquisition has made progress in reducing food costs as a percentage of sales. The full service segment's food and beverage costs, as a percentage of sales, were lower in the second quarter and the first twenty-eight weeks of fiscal 2003 versus the same period in fiscal 2002.

Item  2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (continued)

The decrease was mainly due to the reduced number of Grady's American Grill restaurants, which historically have had higher food and beverage costs, as a percentage of total restaurant sales, than the Company's other full service concepts.

Payroll and benefits were 29.3% of total revenues in the second quarter of fiscal 2003 compared to 29.2% in the same period of fiscal 2002. Payroll and benefits were 29.8% of total revenues in the first twenty-eight weeks of fiscal 2003 compared to 29.9% in the same period of fiscal 2002. Payroll and benefits, as a percentage of sales, increased in the quick service and decreased in the full service segments. The increase in the quick service segment was mainly due to a decrease in average weekly sales. The decrease in the full service segment was mainly due to the reduced number of Grady's American Grill restaurants, which historically have had higher payroll and benefit costs, as a percentage of total restaurant sales, than the Company's other full service concepts.

Depreciation and amortization, as a percentage of total revenues, increased to 4.5% for the second quarter of fiscal 2003 compared to 4.1% in the same period in fiscal 2002. Depreciation and amortization, as a percentage of total revenues, increased to 4.6% in the first twenty-eight weeks of fiscal 2003 compared to 4.1% in the same period in fiscal 2002. The increase, as a percentage of revenues, was mainly due to the decrease in average weekly sales at the Company's Burger King, Italian Dining and Grady's American Grill restaurants.

Other restaurant operating expenses include rent and utilities, royalties, promotional expense, repairs and maintenance, property taxes and insurance. Other restaurant operating expenses as a percentage of total revenues increased in the second quarter of fiscal 2003 to 25.9% compared to 25.3% in the same period of fiscal 2002 and to 26.5% in the first twenty-eight weeks of fiscal 2003 compared to 25.3% in the same period of fiscal 2002. The Company's other operating expenses, as a percentage of sales, increased mainly due to lower average weekly sales at the Company's Burger King, Italian Dining and Grady's American Grill restaurants.

Income from restaurant operations decreased $1,174,000 to $6,638,000, or 12.7% of revenues, in the second quarter of fiscal 2003 compared to $7,812,000, or 12.8% of revenues, in the comparable period of fiscal 2002. Income from restaurant operations in the Company's Quick Service segment decreased $993,000 while the Company's Full Service segment decreased $272,000 from the prior year. Income from restaurant operations decreased $3,075,000 to $14,065,000, or 11.6% of revenues, in the first twenty-eight weeks of fiscal 2003 compared to $17,140,000, or 12.2% of revenues, in the comparable period of fiscal 2002. Income from restaurant operations in the Company's Quick Service segment decreased $2,142,000 while the Company's Full Service segment decreased $980,000 when compared to the first twenty-eight weeks of the prior year.

General and administrative expenses were $4,031,000 in the second quarter of fiscal 2003 compared to $4,708,000 in the second quarter of fiscal 2002 and $8,937,000 in the first twenty-eight weeks of fiscal 2003 compared to $10,265,000 in the same period of fiscal 2002. As a percentage of total restaurant sales, general and administrative expenses were 7.7% in the second quarter of fiscal 2003 versus 7.8% in the second quarter of fiscal 2002, and 7.4% in the first twenty-eight weeks of fiscal 2003 compared to 7.4% in the same period of fiscal 2002. The decrease in general and administrative expense was mainly due to a decrease in litigation expense. In the second quarter of fiscal 2003 the Company recorded approximately $118,000 in expenses related to the Company's litigation with BFBC, LTD (See Note 8) versus $595,000 in fiscal 2002 second quarter. In the first twenty-eight weeks of fiscal 2003 the Company recorded approximately $284,000 for the BFBC, LTD litigation versus $880,000 in the first twenty-eight weeks of fiscal 2002.

Amortization of intangibles, as a percentage of total revenues, remained constant as a percent of revenues at 0.2% for the second quarter of fiscal 2003 compared to 0.2% in the same period in fiscal 2002, and 0.2% in the first twenty-eight weeks of fiscal 2003 compared to 0.2% for the same period in fiscal 2002.



Item  2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (continued)

Total interest expense for the second quarter of fiscal 2003 was $1,782,000 compared to $1,945,000 during the same period in fiscal 2002. Total interest expense was $4,207,000 in the first twenty-eight weeks of fiscal 2003 compared to interest expense of $4,715,000 in the same period of fiscal 2002. The decreases were due to lower interest rates and lower debt levels.

During the second quarter of fiscal 2003 the Company recorded a $3,459,000 gain on the collection of a note receivable that had previously been written off (See Note 8). The Company did not have any similar activity in fiscal 2002.

The provision for income taxes was $262,000 for the second quarter of fiscal 2003 versus $318,000 in the comparable period in fiscal 2002. The provision for income taxes was $613,000 for the first twenty-eight weeks of fiscal 2003 versus $743,000 in the comparable period in fiscal 2002. The provision for income taxes in fiscal 2003 and fiscal 2002 consisted of the Company's estimated state tax expense. The Company expects to utilize net operating loss carryforwards to offset current year federal taxable income.

At the end of the second quarter of fiscal 2003 the Company had a valuation reserve against its deferred tax asset resulting in a net deferred tax asset of $10,000,000. The Company's assessment of its ability to realize the net deferred tax asset was based on the weight of both positive and negative evidence, including the taxable income of its current operations. Based on this assessment, the Company believes it is more likely than not that the net deferred tax asset of $10,000,000 will be realized. Such evidence is reviewed periodically and could result in the recognition of additional tax benefit or expense related to its net deferred tax asset position in the future.

Discontinued operations includes one Grady's American Grill restaurant sold during the second quarter of fiscal 2003, two Grady's American Grill restaurants sold in the third quarter of fiscal 2003, and one Grady's American Grill restaurant expected to be sold by the end of fiscal 2003. The decision to dispose of these four locations reflects the Company's ongoing process of evaluating the performance and cash flows of its various restaurant locations and using the proceeds from the sale of closed restaurants to reduce outstanding debt. The net loss from discontinued operations for the quarter ended May 11, 2003, was $68,000 versus income of $142,000 in the same period of fiscal 2002. The total restaurant sales from discontinued operations for the quarter ended May 11, 2003 were $1,164,000 versus $1,537,000 in the same period of fiscal 2002. The restaurant sales from discontinued operations were $2,895,000 versus $3,533,000 in the same period of fiscal 2002 and the net income from discontinued operations was $40,000 for the twenty-eight weeks ended May 11, 2003 versus $283,000 in the same period of fiscal 2002.

For the second quarter of fiscal 2003, the Company reported a net loss of $280,000 compared to net income of $1,223,000 for the same period of fiscal 2002 and a net loss of $101,000 in the first twenty-eight weeks of fiscal 2003 compared to net income of $2,165,000 in the same period of fiscal 2002.
Item  2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (continued)


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

During the first twenty-eight weeks of 2003, net cash provided by operating activities was $7,055,000 compared to $7,865,000 in fiscal 2002. The decrease was mainly due to decreased profitability of the Company.

During the first twenty-eight weeks of fiscal 2003, the Company had $2,698,000 in capital expenditures in connection with building one new quick service restaurant and the refurbishing of existing restaurants. During the first twenty-eight weeks of fiscal 2003 the Company built one quick service restaurant. The Company also replaced one quick service restaurant building with a new building at the same location. Subsequent to the end of the second quarter of fiscal 2003, the Company opened two additional quick service restaurants in facilities leased from a related party.

The Company had a net repayment of $3,950,000 under its revolving credit agreement during the first twenty-eight weeks of fiscal 2003. As of May 11, 2003, the Company's revolving credit agreement had an additional $11,365,000 available for future borrowings. The Company's average borrowing rate on May 11, 2003 was 4.42%.

The Company's primary cash requirements in fiscal 2003 will be capital expenditures in connection with the building or acquiring of new restaurants, remodeling of existing restaurants, maintenance expenditures, and the reduction of debt under the Company's debt agreements. During the second half of fiscal 2003, the Company does not anticipate building any additional quick service restaurants, but does plan to build three or four full service restaurants. The Company also plans to replace two existing quick service buildings with new buildings at the same locations. The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new restaurants opened, whether the Company owns or leases new units and the actual expense related to remodeling and maintenance of existing units. While the Company's capital expenditures for fiscal 2003 are expected to range from $10,000,000 to $13,000,000, if the Company has alternative uses or needs for its cash, the Company believes it could reduce such planned expenditures without affecting its business plan. The Company has debt service requirements of approximately $1,474,000 in fiscal 2003, consisting primarily of the principal payments required under the mortgage facility.

The Company anticipates that its cash flow from operations, together with the $11,365,000 available under its revolving credit agreement as of May 11, 2003, will provide sufficient funds for its operating, capital expenditure, debt service and other requirements through the end of fiscal 2003.











Item  2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (continued)


As of May 11, 2003, the Company had a financing package totaling $109,066,000, consisting of a $60,000,000 revolving credit agreement (the "Bank Facility") and a $49,066,000 mortgage facility (the "Mortgage Facility"), as described below.

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



On May 5, 2003, the Bank Facility was amended to exclude the expenses which the Company incurred in the BFBC litigation (See Note 8) for purposes of calculating its fixed charge coverage ratio and its funded debt to cash flow ratio.

The  revolving  credit  agreement  is  subject  to  certain  restrictive covenants that require the Company, among other things, to achieve agreed upon levels of cash flow. Under the revolving credit agreement the Company's funded debt to consolidated cash flow ratio could not exceed 4.00 and its fixed charge coverage ratio could not be less than
1.50 on May 11, 2003. The Company was in compliance with these requirements with a funded debt to consolidated cash flow ratio of 3.75 and a fixed charge coverage ratio of 1.75.

The Company's funded debt to consolidated cash flow ratio is required to be 3.75 by the end of fiscal 2003. While the Company expects to generate sufficient cash flow to maintain the required ratio of 3.75, there can be no assurance thereof, particularly in light of the negative trends that the Company is experiencing in its Burger King and Grady's American Grill divisions. Should the Company not be able to generate sufficient cash flow to meet this covenant, the Company believes it could reduce its capital spending. Its principal opportunities to reduce capital spending would be to scale back its new unit development and/or its planned remodel budget. The Company could also increase consolidated cash flow through reductions in general and administrative expenses. If the Company were not successful in meeting the required funded debt to consolidated cash flow ratio it would experience an event of default. The Company would then need to seek waivers from its lenders or amendments to the covenants.

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

Other estimates

Management  is  required  to  make judgments  and/or  estimates  in  the determination  of  several of the accruals that  are  reflected  in  the consolidated financial statements. Management believes that the following accruals are subject to a higher degree of judgment.






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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to interest rate risk in connection with its $60.0 million revolving credit facility which provides for interest payable at the LIBOR rate plus a contractual spread. The Company's variable rate borrowings under this revolving credit facility totaled $47.0 million at May 11, 2003. The impact on the Company's annual results of operations of a one-point interest rate change would be approximately $407,000.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5. Other Information

The Chairman and Chief Executive Officer of the Company, Daniel B. Fitzpatrick, is having discussions with NBO, LLC ("NBO"), concerning a potential transaction pursuant to which Mr. Fitzpatrick would purchase all 1,148,014 shares of the Company's common stock, presently owned by NBO, ("NBO Shares") for approximately $4.1 million. The Board of Directors of the Company has determined that the Company is not presently in a position to repurchase the NBO Shares. The Board of Directors has further determined that it would be in the best interests of the Company for Mr. Fitzpatrick to purchase NBO's shares. Therefore, the Company approved in advance Mr. Fitzpatrick's purchase the NBO Shares for purposes of the Company's Shareholder Rights Plan and Indiana's Business Combination statute. The Company also amended its By-Laws to opt out of Indiana's Control Share Acquisition statute.

No definitive agreement between Mr. Fitzpatrick and NBO has been reached and there can be no assurance that a definitive agreement will be reached or that such an agreement, if reached, will be consummated. If such an agreement is consummated, it is expected that NBO and its principals would enter into a Standstill Agreement pursuant to which they would be precluded from purchasing additional shares of the Company's common stock or otherwise engaging in activities hostile to the Company and its management for a period of 10 years. In addition, if such a transaction were consummated, the Company would be required to take a one-time non-cash charge in an amount equal to the premium to the market price which Mr. Fitzpatrick pays for the NBO shares and there would be a corresponding increase in the Company's additional paid-in capital.


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

                                           Quality Dining, Inc.
                                           (Registrant)


Date:  June 24, 2003                     By: /s/John C. Firth
                                      --------------------------
                                       Executive Vice President
                                    General Counsel and Secretary
                                    (Principal Financial Officer)


CERTIFICATIONS

I, Daniel B. Fitzpatrick, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of Quality Dining, Inc.;
  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and 15d-14) for the registrant and have:
       a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
       b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
       c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
       a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in the other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 24, 2003

                                   /s/ Daniel B. Fitzpatrick
                                   __________________________
                                   Daniel B. Fitzpatrick
                                   President and Chief Executive
                                   Officer


I, John C. Firth, certify that:

  1.I have reviewed this quarterly report on Form 10-K of Quality Dining,
     Inc.;
  2. Based  on  my knowledge, this quarterly report does not contain  any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and 15d-14) for the registrant and have:
       a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
       b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
       c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
       a. All  significant  deficiencies in the design or  operation  of
          internal   controls   which   could   adversely   affect   the
          registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in the other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 24, 2003

                                   /s/ John C. Firth
                                   ____________________________________
                                   John C. Firth
                                   Executive Vice President and General
                                   Counsel


INDEX TO EXHIBITS

Exhibit Number           Description
--------------           ---------------------------------

3-B                      By-Laws, amended as of June 11, 2003

10-W Lease by Fitzpatrick Properties, LLC, an Indiana limited liability company and Bravokilo, Inc. for Burger King #2148, Southfield, MI.

10-X Lease by Fitzpatrick Properties, LLC, an Indiana limited liability company and Bravokilo, Inc. for Burger King #6296, Taylor, MI.

4-Q First Amendment dated May 5, 2003 to Fourth Amended and Restated Revolving Credit Agreement dated as of May 30, 2002.

99.1 Certification of Daniel B. Fitzpatrick pursuant to
                        18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of  John  C. Firth pursuant to 18 U.S.C.
                        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




Exhibit 3.B
-------------
                            BY-LAWS

                               OF

                      QUALITY DINING, INC.

           (As last amended effective October 20, 1999
                 to amend Sections 1.2 and 1.3,
           January 24, 2000 to amend Section 2.1; and
               June 11, 2003 to amend Section 9.4)


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

     Section 1.2    Purposes of Annual Meetings

     (a) At each annual meeting, the shareholders shall elect one group of Directors. At any such annual meeting any business properly brought before the meeting may also be transacted.

     (b) To be properly brought before an annual meeting, business must be (i) specified in the notice of the meeting (or any supplement thereto) given by or at the direction of the Board of Directors (ii) otherwise properly brought before the meeting by or at the direction of the Board of Directors or (iii) otherwise properly brought before the meeting by a shareholder. For business to be properly brought before an annual meeting by a shareholder, the shareholder must have given written notice thereof, either by personal delivery or by United States mail, postage prepaid, to the Secretary, at the principal executive offices of the Company, not less than 70 days nor more than 90 days prior to the anniversary date of the immediately preceding annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days earlier or more than 60 days later than such anniversary date, notice by the shareholder must be so delivered or received not earlier than the 90th day prior to such annual meeting and not later than the close of business on the later of the 70th day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made. Any such notice shall set forth as to each matter the shareholder proposes to bring before the annual meeting (i) a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting and in the event that such business includes a proposal to amend the Restated Articles of Incorporation of the Company, the language of the proposed amendment, (ii) the name and address of the shareholder proposing such business, (iii) a representation that the shareholder is a holder of record of shares of the Company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to propose such business, (iv) any material interest of the shareholder to such business, and (v) if the shareholder intends to solicit proxies in support of such shareholder's proposal, a representation to that effect. The foregoing notice requirements shall be deemed satisfied by a shareholder if the shareholder has notified the Company of his or her intention to present a proposal at an annual meeting and such shareholder's proposal has been included in a proxy statement that has been prepared by management of the Company to solicit proxies for such annual meeting; provided, however, that if such shareholder does not appear or send a qualified representative to present such proposal at such annual meeting, the Company need not present such proposal for a vote at such meeting, notwithstanding that the proxies in respect of such vote may have been received by the Company. No business shall be conducted at an annual meeting of shareholders except in accordance with this Section 1.2(b) and the chairman of any annual meeting of shareholders may refuse to permit any business to be brought before an annual meeting without compliance with the foregoing procedures or if the shareholder solicits proxies in support of such shareholder's proposal without such shareholder having made the representation required by clause (v) of the preceding sentence.

          Section 1.3. Special Meetings. Special meetings of the shareholders of the Corporation may be called at any time by the Board of Directors or the Chairman of the Board and shall be called by the Board of Directors if the Secretary receives written, dated and signed demands for a special meeting, describing in reasonable detail the purpose or purposes for which it is to be held, from the holders of shares representing at least 80% of all the votes entitled to be cast on any issue proposed to be considered at the proposed special meeting. If the Secretary receives one (1) or more proper written demands for a special meeting of shareholders, the Board of Directors may set a record date for determining shareholders entitled to make such demand. The Board of Directors or the Chairman of the Board, as the case may be, calling a special meeting of shareholders shall set the date, time and place of such meeting, which may be held within or without the State of Indiana.

          Section 1.4. Notices. A written notice, stating the date, time, and place of any meeting of the shareholders, and, in the case of a special meeting, the purpose or purposes for which such meeting is called, shall be delivered or mailed by the Secretary of the Corporation, to each shareholder of record of the Corporation entitled to notice of or to vote at such meeting no fewer than ten (10) nor more than sixty (60) days before the
date  of  the  meeting.   In the event of a  special  meeting  of
shareholders required to be called as the result of a demand therefore made by shareholders, such notice shall be given no later than the sixtieth (60th) day after the Corporation's receipt of the demand requiring the meeting to be called. Notice of shareholders' meetings, if mailed, shall be mailed, postage prepaid, to each shareholder at his address shown in the Corporation's current record of shareholders.

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

          Section 1.5. Voting. Except as otherwise provided by the Indiana Business Corporation Law or the Corporation's Restated Articles of Incorporation, each share of the capital stock of any class of the Corporation that is outstanding at the record date established for any annual or special meeting of shareholders and is outstanding at the time of and represented in person or by proxy at the annual or special meeting, shall entitle the record holder thereof, or his proxy, to one (1) vote on each matter voted on at the meeting.

          Section 1.6. Quorum. Unless the Corporation's Restated Articles of Incorporation or the Indiana Business Corporation Law provide otherwise, at all meetings of shareholders, a majority of the votes entitled to be cast on a matter, represented in person or by proxy, constitutes a quorum for action on the matter. Action may be taken at a shareholders' meeting only on matters with respect to which a quorum exists; provided, however, that any meeting of shareholders, including annual and special meetings and any adjournments thereof, may be adjourned to a later date although less than a quorum is present. Once a share is represented for any purpose at a meeting, it is deemed present for quorum purposes for the remainder of the meeting and for any adjournment of that meeting unless a new record date is or must be set for that adjourned meeting.

          Section 1.7. Vote Required To Take Action. If a quorum exists as to a matter to be considered at a meeting of shareholders, action on such matter (other than the election of Directors) is approved if the votes properly cast favoring the action exceed the votes properly cast opposing the action, except as the Corporation's Restated Articles of Incorporation or the Indiana Business Corporation Law require a greater number of affirmative votes. Directors shall be elected by a plurality of the votes properly cast.

          Section 1.8. Record Date. Only such persons shall be entitled to notice of or to vote, in person or by proxy, at any shareholders' meeting as shall appear as shareholders upon the books of the Corporation as of such record date as the Board of Directors shall determine, which date may not be earlier than the date seventy (70) days immediately preceding the meeting. In the absence of such determination, the record date shall be the fiftieth (50th) day immediately preceding the date of such meeting. Unless otherwise provided by the Board of Directors, shareholders shall be determined as of the close of business on the record date.

          Section 1.9. Proxies. A shareholder may vote his shares either in person or by proxy. A shareholder may appoint a proxy to vote or otherwise act for the shareholder (including authorizing the proxy to receive, or to waive, notice of any shareholders' meeting within the effective period of such proxy) by signing an appointment form, either personally or by the shareholders' attorney-in-fact. An appointment of a proxy is effective when received by the Secretary or other officer or agent authorized to tabulate votes and is effective for eleven (11) months unless a longer period is expressly provided in the appointment form. The proxy's authority may be limited to a particular meeting or may be general and authorize the proxy to represent the shareholder at any meeting of shareholders held within the time provided in the appointment form. Subject to the Indiana Business Corporation Law and to any express limitation on the proxy's authority appearing on the face of the appointment form, the Corporation is entitled to accept the proxy's vote or other action as that of the shareholder making the appointment.

          Section 1.10. Removal of Directors. Any or all of the members of the Board of Directors may be removed, for good cause, only at a meeting of the shareholders called expressly for that purpose, by a vote of the holders of outstanding shares representing at least sixty-six and two-thirds percent (66-2/3%) of the votes then entitled to be cast at an election of Directors. Directors may not be removed in the absence of good cause.

          Section 1.11. Written Consents. Any action required or permitted to be taken at a shareholders' meeting may be taken without a meeting if the action is taken by all the shareholders entitled to vote on the action. The action must be evidenced by one (1) or more written consents describing the action taken, signed by all the shareholders entitled to vote on the action, and delivered to the Corporation for inclusion in the minutes or filing with the corporate records. Action taken under this
Section 1.10 is effective when the last shareholder signs the consent, unless the consent specifies a different prior or subsequent effective date, in which case the action is effective on or as of the specified date. Such consent shall have the same effect as a unanimous vote of all shareholders and may be described as such in any document.

          Section 1.12. Participation by Conference Telephone. The Chairman of the Board or the Board of Directors may permit any or all shareholders to participate in an annual or special meeting of shareholders by, or through the use of, any means of communication, such as conference telephone, by which all shareholders participating may simultaneously hear each other during the meeting. A shareholder participating in a meeting by such means shall be deemed to be present in person at the meeting.


                           ARTICLE II

                           Directors

          Section  2.1.   Number  and Terms.   The  business  and
affairs of the Corporation shall be managed under the direction of a Board of Directors consisting of seven (7) directors.

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

          Despite the expiration of a Director's term, the Director shall continue to serve until his successor is elected and qualified, or until the earlier of his death, resignation, disqualification or removal, or until there is a decrease in the number of Directors. Any vacancy occurring in the Board of Directors, from whatever cause arising, shall be filled by selection of a successor by a majority vote of the remaining members of the Board of Directors (although less than a quorum). The term of a Director elected or selected to fill a vacancy shall expire at the end of the term for which such Director's predecessor was elected, or if the vacancy arises because of an increase in the size of Board of Directors, at the end of the term specified at the time of election or selection.

       Nominations of persons for election as Directors may be made by the Board or by any shareholder who is a shareholder of record at the time of giving of the notice of nomination provided for in this Section 2.1 and who is entitled to vote for the election of Directors. Any shareholder of record entitled to vote for the election of Directors at a meeting may nominate a person or persons for election as Directors only if written notice of such shareholder's intent to make such nomination is given in accordance with the procedures for bringing business before the meeting set forth in Section 1.2(b) of these By-Laws, either by personal delivery or by United States mail, postage prepaid, to the Secretary not later than (i) with respect to an election to be held at an annual meeting of shareholders, not less than 70 nor more than 90 days in advance of the anniversary date of the immediately preceding annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days earlier or more than 60 days later than such anniversary date, notice by the shareholder must be so delivered or received not earlier than the 90th day prior to such annual meeting and not later than the close of business on the later of the 70th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made, and (ii) with respect to an election to be held at a special meeting of shareholders for the election of Directors, not earlier than the 90th day prior to such special meeting and not later than the close of business on the later of the 60th day prior to such special meting or the 10th day following the day on which public announcement of the date of the special meeting is first made and of the nominees to be elected at such meeting. Each such notice shall set forth: (a) the name and address of the shareholder who intends to make the nomination and of the person or persons to be nominated; (b) a representation that the shareholder is a holder of record of stock of the Company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (c) a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder; (d) such other information regarding each nominee proposed by such shareholder as would have been required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission had each nominee been nominated, or intended to be nominated, by the Board; (e) the consent of each nominee to serve as a Director if so elected; and (f) if the shareholder intends to solicit proxies in support of such shareholder's nominee(s), a representation to that effect. The chairman of any meeting of shareholders to elect Directors and the Board may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedure or if the shareholder solicits proxies in support of such shareholder's nominee(s) without such shareholder having made the representation required by clause (f) of the preceding sentence.

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

          Section   9.4.   Control  Share  Acquisition   Statute.
Effective  on  and  after  June  11,  2003,  the  provisions   of
IC 23-1-42 shall not apply to the acquisition of shares of the Corporation.

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


Exhibit 10-W
--------------


                              LEASE

                        Table of Contents

                                                             Page


1.   Premises                                                   5
     1.1  Lease.                                                5
     1.2  Purchase.                                             5


2.   Term of Lease.                                             5
     2.1  Commencement and Duration.                            5
     2.2     Lease Year Defined.                                5
     2.3  Renewal Terms.                                        6


3.   Rent Reserved.                                             6
     3.1  Base Rent.                                            6
          3.1.1                                                 6
          3.1.2 Failure to Give Notice.                         6
     3.2  Percentage Rental.                                    6
     3.3  Quarterly Accounting.                                 7
     3.4  Annual Accounting.                                    7
     3.5  Records and Audit.                                    7
     3.6  Gross Sales Defined.                                  7


4.   Use and Maintenance.                                       8


5.   Utilities.                                                 8


6.   Liens, Taxes and Assessments.                              8
     6.1  Prior Taxes.                                          8
     6.2  Taxes.                                                8
     6.3  Exclusion from Tenant's Taxes.                        8
     6.4  Payment of Taxes.                                     8
     6.5  Contesting of Tax By Tenant.                          8


7.   Insurance.                                                 9
     7.1  Public Liability Insurance.                           9
     7.2  Property Insurance.                                   9
     7.3  Insurance Policy Requirements.                        9
     7.4  Tenant Property.                                      9
     7.5  Insurance Proceeds.                                  10


8.   Intentionally Deleted.                                    10


9.   Alterations, Additions and Improvements.                  10


10.  Quiet Enjoyment.                                          10


11.  Fire or Disaster.                                         10
     11.2 Tenant's Right to Avoid Rebuilding.                  10


12.  Condemnation.                                             11


13.  Return of Premises.                                       11


14.  Waiver of Subrogation.                                    11


15.  Default and Landlord's Remedies.                          11


16.  Intentionally Deleted.                                    12


17.  Notices.                                                  12


18.  Successors.                                               13


19.  Additional Covenants.                                     13


20.  Warranty of Title.                                        13


21.  Subordination.                                            13
     28.2 Subsequent Mortgages                                 13
     21.3 Landlord's Right to Subordinate.                     14


22.  Assignment and Subletting.                                14


23.  Legal Expenses.                                           14


24.  Environmental Representations.                            14


25.  Indemnification as to Environmental Matters.              15


26.  Effective Date.                                           16


27.  Entire Agreement.                                         16


28.  Counterparts.                                             16


29.  Recordation, Short Form.                                  16


30.  Estoppel Certificate.                                     16


31.  Collateral Assignment.                                    16


32.  Real Estate Broker.                                       16


33.  Right of First Refusal.                                   16



EXHIBITS:

A    Legal Description
B    Encumbrances
C    Subordination, Nondisturbance and Attornment Agreement
D    Memorandum of Lease


                            BK #2148
                     26211 West 12 Mile Road
                      Southfield, MI  48034



                              LEASE


    THIS LEASE is made as of May 21, 2003 by Fitzpatrick Properties, LLC, an Indiana limited liability company, with offices at 4220 Edison Lakes Parkway, Mishawaka, Indiana 46545 (hereinafter called "Landlord"), and Bravokilo, Inc., an Indiana corporation, with offices at 4220 Edison Lakes Parkway, Mishawaka, Indiana 46545 (hereinafter called "Tenant").


                      W I T N E S S E T H:

    IN CONSIDERATION of the rent reserved and the covenants and provisions contained in this Lease, Landlord and Tenant covenant and agree as follows:

   1.   Premises.

             1.1 Lease. Landlord leases to Tenant, and Tenant leases from Landlord, the land located in the City of Southfield, State of Michigan, which land is legally described in the attached Exhibit A, together with all buildings and facilities that exist on the land from time to time, together with all Landlord's easements and rights appurtenant to said Premises, in, over and upon adjoining and adjacent public and private land, highways, roads, streets, lanes and other areas reasonably required for the installation, maintenance, operation and service of any and all utilities and means of ingress and egress to or from the Premises, but only to the extent of Landlord's interest in such easements and rights appurtenant, which land, buildings, easements and rights appurtenant are herein called the "Premises".

              1.2 Purchase. Tenant hereby purchases the leasehold improvements located on the Premises for Forty Three Thousand Nine Hundred Forty One and 15/100 Dollars ($43,941.15), which amount shall be payable within ten
        (10) days after the date first set forth above.

   2.   Term of Lease.

        2.1  Commencement and Duration.  The Primary  Term  shall
        commence   on  the  date  first  set  forth  above   (the
        "Commencement Date") and shall expire on September 17, 2008.

        2.2 Lease Year Defined. A Lease Year shall be defined in this Lease as that twelve (12) month period during the Primary Term or any Renewal Term (as defined below) commencing on the Commencement Date or the annual anniversary thereof, as may be applicable; provided, however, that if the Commencement Date is a day other than the first day of a calendar month, then the first Lease Year shall include that period of time from the Commencement Date to the first day of the next calendar month, and any subsequent Lease Year shall be the twelve
        (12) month period beginning on the first day of such month on the annual anniversary thereof.

        2.3 Renewal Terms. Provided Tenant is not in default, Landlord does hereby grant to Tenant the right, privilege and option to extend this Lease for one (1) period of four (4) years immediately followed by four
        (4) successive periods of five (5) years each (individually, a "Renewal Term", and collectively the "Renewal Terms"), upon the same terms and conditions as herein contained.

        2.4 Notice. Tenant, if it elects to exercise any option, shall do so by giving written notice at least one hundred eighty (180) days prior to the expiration of the then current term. The Primary Term and any Renewal Terms are sometimes collectively referred to as the "Term."

    3.    Rent  Reserved.    In consideration  for  the  use  and
occupancy of the Premises and all other rights and privileges under the Lease, Tenant agrees to pay Landlord the following:

        3.1   Base Rent.

             3.1.1 Tenant shall pay to Landlord (on the first day of each month during the Primary Term and any Renewal Terms) monthly rent in the amount of Eight Thousand Two Hundred Fifty One and 69/100 Dollars ($8,251.69) (the "Base Rent").

           3.1.2 Failure to Give Notice. If Tenant shall fail to give any notice as provided in Section 2.3, Tenant's right to exercise its option shall nevertheless continue until thirty (30) days after Landlord shall have given Tenant notice of Landlord's election to terminate such option and Tenant may exercise such option at any time until the expiration of said thirty (30) day period. It is the intention of the parties to avoid forfeiture of Tenant's rights to extend the term under any of the options set forth in Section 2.3 through inadvertent failure to give notice of exercise thereof within the time limits prescribed. Accordingly, if Tenant shall fail to give notice to Landlord of Tenant's election to extend the term for any of the aforesaid options and if Landlord shall fail to give notice to Tenant of Landlord's election to terminate Tenant's right to extend this Lease under the option applicable thereto, then and so often as such event shall occur, the term shall be automatically extended from year to year at the rent that would be applicable if the Tenant had extended the term and upon all of the other terms and conditions then in effect, subject to Tenant's right under such option to extend the term for the remainder of the option period and to Landlord's right to place the thirty (30) day limit on such option by a notice in the manner provided above.

        3.2 Percentage Rental. In addition to Base Rent, Tenant shall pay percentage rent ("Percentage Rent") during the Primary Term and any Renewal Term, if any, in the amount by which eight percent (8%) of Tenant's Gross Sales for any Lease Year exceeds the annual Base Rent. Percentage rent shall be payable annually along with Tenant's annual accounting as provided in Section 3.4.

        Notwithstanding the foregoing paragraph, in the event Tenant remodels the Premises at a total cost of Three Hundred Thousand Dollars ($300,000) or more, excluding furniture, fixtures and equipment, within a six (6) month period, Percentage Rent shall be reduced to the amount, if any, by which seven percent (7%) of Tenant's Gross Sales for any Lease Year exceeds the annual Base Rent, for twenty (20) years commencing on the date the restaurant reopens after the Major Remodel is complete.

        3.3 Quarterly Accounting. Within thirty (30) days after the end of each quarter during the term of this Lease, Tenant shall deliver to Landlord a statement in writing on a form reasonably approved by the Landlord, setting forth the Gross Sales for the preceding month. The statement shall conform to the statement that Tenant is required to provide to Burger King Corporation.

        3.4 Annual Accounting. Within forty-five (45) days after the end of each Lease Year, the Tenant shall deliver to Landlord a statement showing the Gross Sales made at the Premises during the previous year.

        3.5 Records and Audit. Tenant agrees to keep full, true and accurate records and books of accounts of all transactions connected with its business. Landlord shall have the right to examine and inspect the books and records of Tenant at any reasonable time during normal business hours in order to verify the accuracy of statements rendered by the Tenant. Notwithstanding the foregoing, Landlord shall have no right to examine or inspect such books and records more than two (2) years after the date such books and records were prepared.

        3.6 Gross Sales Defined. For purposes of this Lease, the term "Gross Sales" shall include the gross sale price of all goods, wares and merchandise and/or the price charged for the performance of any service for any customer or party for compensation by Tenant, on a cash or charge basis, paid or unpaid, collected or uncollected, provided, however, that income from vending machines and pay telephones shall be excluded in determining gross sales. Also excluded from Gross Sales shall be the amount of any federal, state, county, or city sales taxes, excise taxes, cigarette or tobacco taxes that may now or hereafter be imposed upon or required to be paid by Tenant as against its sales on the Premises and any credit card fees, returns, employee meals, complimentary meals, coupons and the sale of fixtures not in the ordinary course of business. Also excluded from Gross Sales shall be cash received as payment in credit transactions where the extension of credit itself has already been included in Gross Sales. Also excluded from Gross Sales are receipts from the sale of promotional items where the sale price of the promotional item is no more than the FOB Restaurant cost plus a fifteen percent (15%) mark-up, unless there has been an authorization, at Burger King Corporation A.D.I. level, for a charity donation to be made from the sale of each promotional item in which case the sale price of that promotional item may be no more than the FOB Restaurant cost plus a twenty-five percent (25%) mark-up. If the sale price of such promotional items exceed fifteen percent (15%) or twenty-five percent (25%), whichever percentage is applicable, then the entire amount of the sale price must be included in determining Gross Sales.

       4. Use and Maintenance. From and after the Commencement Date, Tenant shall have the responsibility of (i) maintaining and keeping the Premises and all of its appurtenant facilities in good condition and repair; and (ii) complying with all federal, state and municipal laws and ordinances with respect to Tenant's use of the Premises.

      5. Utilities. Tenant shall be fully responsible for the cost of all usage charges for the utilities or other services related to the Premises during the Primary Term and any Renewal Term.

      6. Liens, Taxes and Assessments.

            6.1 Prior Taxes. Landlord represents that upon its signing of this Lease, all taxes assessed against the Premises, except current taxes not delinquent, have been paid in full. Landlord promptly after receipt of any tax notice or bill on the Premises, shall furnish Tenant with a copy of such document.

         6.2 Taxes. Tenant shall be responsible for the payment of all real estate taxes and assessments which accrue during the term of this Lease (including Renewal Terms, if any). Tenant shall pay such taxes and assessments as they come due. Taxes shall be prorated at the beginning and end of the term

         6.3 Exclusion from Tenant's Taxes. Nothing herein contained shall require the Tenant to pay municipal, state or federal income taxes assessed against the Landlord, or municipal, state or federal capital levy, estate, succession, inheritance, excise, gift, or transfer taxes of the Landlord, or corporate franchise taxes imposed upon any corporate owner of the fee of the Premises or any similar tax or assessment, including the Michigan Single Business Tax, if any, imposed on Landlord.

         6.4 Payment of Taxes. In the event the Premises are not separately assessed when a bill for taxes and assessments is received, Landlord shall forward to Tenant a notice of the amount owing setting forth Landlord's reasonably detailed calculation of the amount due from Tenant together with reasonable supporting documentation. Taxes and assessments due during the term of this Lease which are the Tenant's responsibility to pay, shall be paid by Tenant within thirty (30) days thereafter. At such time as the Premises are separately assessed, Tenant shall pay the taxes and assessments directly to the taxing authority and provide Landlord with written verification of such payment prior to the due dates thereof.

         6.5 Contesting of Tax By Tenant. If the Tenant desires to contest any ad valorem assessment or the validity of any tax and gives the Landlord written notice of this intention, then the Tenant may contest the assessment or tax without being in default hereunder, provided that (i) neither the Premises nor any part thereof nor interest therein would be in any danger of being sold, forfeited, lost or interfered with; (ii) Tenant shall have furnished such security, if any, as may be required in the proceedings or reasonably requested by Landlord; and (iii) all expenses incurred in connection with such proceedings shall be paid by Tenant. Tenant agrees to indemnify Landlord and hold Landlord harmless from all costs, expenses and damages of whatsoever nature arising out of any contest made by Tenant.

      7.  Insurance.

        7.1 Public Liability Insurance. The Tenant agrees that it will, at its cost and expense, obtain and keep in force and effect, and name Landlord as "additional insured" commercial general liability insurance coverage against any and all claims for personal injury or property damage occurring in, about or upon the Premises during the term of this Lease. Such insurance shall be maintained with limits of liability of not less than One Million Dollars ($1,000,000) per occurrence combined single limit for both bodily injury and property damage, and One Million Dollars ($1,000,000) annual aggregate. Commercial general liability shall be on an occurrence basis and shall include "products and completed operations coverage."

        7.2 Property Insurance. The Tenant agrees that it will, at its cost and expense, obtain and keep in force and effect and name Landlord "additional insured" as its interests may appear, a Causes of Loss-Special Form insurance policy or policies, or the insurance industry equivalent, protecting the building on the Premises from loss or damage within the coverage of such insurance policy(ies) for a sum not less than one hundred percent (100%) of the greater of the full insurable value thereof or the replacement value, if available, of said building, excluding foundation and site work.

        7.3 Insurance Policy Requirements. Under all policies of insurance referred to in Sections 7.1 and 7.2 above, the holder of any mortgage on the Premises, if any, shall be named as "additional insured." Tenant agrees to cause the insurance companies issuing the aforesaid policies of insurance to forward to Landlord certificates of insurance. All insurance provided by Tenant as required by this Article shall be procured from companies authorized to do business in the State of where the Premises are located. All such insurance policies shall provide for payment of loss thereunder to Landlord, and renewals of the policies shall be delivered to Landlord at least ten (10) days prior to the expiration dates of the respective policies. All insurance provided for in this Lease may be in the form of a general coverage, floater policy or so-called blanket policy which may be furnished by Tenant or any entity related to Tenant. Notwithstanding the foregoing, Tenant may self-insure any risk required to be insured by it hereunder. Tenant agrees to name Landlord as additional insured under any blanket policy of liability insurance Tenant purchases with respect to the Premises.

        7.4 Tenant Property. In addition to all other insurance required in this Lease to be carried by Tenant, Tenant shall carry insurance to cover other property, fixtures, furnishings, equipment and inventory, and such policy or policies shall include waiver(s) of subrogation as required in Article 14 below. Notwithstanding the foregoing, Tenant may self-insure any risk required to be insured by it hereunder.

        7.5 Insurance Proceeds. Landlord and Tenant agree that in the event of loss under any policy or policies required above, Tenant shall proceed with the repair and restoration of the damaged or destroyed building in accordance with Article 11 hereof and that the insurance proceeds shall be paid to Tenant for application to such repair and restoration.

   8.   Intentionally Deleted.

    9. Alterations, Additions and Improvements. Tenant may, from time to time, make such alterations, additions or improvements to the Premises as it shall deem necessary for its use and operation of the Premises; provided, however, that Tenant first obtains the written consent of Landlord, which consent shall not be unreasonably withheld.

Landlord shall be deemed to consent in advance to all alterations, additions or improvements to the Premises as may be reasonably required to satisfy all requirements of the Franchise Agreement. All such alterations, additions or improvements shall become a part of the Premises, excluding trade fixtures, shelving, cases, counters and equipment placed on the Premises by Tenant and not permanently affixed. These excluded items may be removed by Tenant provided any resulting injury or damage is repaired at Tenant's expense. Notwithstanding the foregoing, Tenant may make nonstructural alterations, additions or improvements to the Premises without Landlord's consent.

     10. Quiet Enjoyment. Landlord covenants it has full authority to lease the Premises under the terms contained in this Lease, and Tenant shall peaceably and quietly have, hold and enjoy the Premises for the Primary Term and any renewal thereof without suits, trouble or hindrance from Landlord or any other person, with respect to Landlord's title to the Premises or Landlord's authority to enter into this Lease Agreement.

   11.  Fire or Disaster.

             11.1 If at any time the building herein leased is wholly or partially destroyed or rendered untenantable by fire, casualty or otherwise, then the Rent reserved herein shall not abate and, except as set forth in paragraph 11.2 below, Tenant shall promptly repair, replace or rebuild the building at least to the extent of the value and as nearly as possible to the character of the buildings and improvements existing immediately prior to such occurrence. The Landlord and any mortgagee of the fee shall make available to Tenant for this purpose all insurance proceeds collected, although Tenant's obligation under this Article 11 shall not be limited to insurance proceeds collected. If repairing, replacing, or rebuilding the building to the character of the building existing prior to the damage is not, in Tenant's reasonable judgment, likely to maximize revenue for the Premises, Tenant may, at its option, alter the structure.

        11.2Tenant's Right to Avoid Rebuilding. Should the buildings and improvements on the Premises be so damaged or destroyed so as to render same totally or substantially untenantable within two (2) years prior to the termination of the Primary Term or any Renewal Term, Tenant shall have the right and option to declare the Lease terminated. In such event, Landlord and Tenant shall equally share any insurance proceeds paid in respect of the building and Tenant shall be entitled to any insurance proceeds paid in respect of the furniture, fixtures and equipment.

      If Tenant desires to exercise its option to terminate, it shall make known its intention to do so by written notice delivered to the Landlord within ninety (90) days after the date of such damage or destruction. If Tenant does not exercise such option, then this Lease shall not terminate and Tenant shall rebuild the building and Improvements pursuant to Section 11 above.

    12. Condemnation. If all the Premises are taken under the exercise of the right of eminent domain, then either Landlord or Tenant shall have the right to terminate this Lease without further liability, upon written notice to the other party. If only a portion of the Premises are taken under the exercise of the right of eminent domain, this Lease shall continue in full force and effect. Notwithstanding the foregoing, if the effect of the taking of a portion of the Premises diminishes Gross Sales generated by the operations of the Premises or otherwise adversely affects the operation of Tenant's business in Tenant's sole discretion, then Tenant shall have the right to terminate this Lease upon written notice to Landlord. Any proceeds arising from the exercise of said right of eminent domain, either through judicial award or through settlement thereof, shall inure to the benefit of both Landlord and Tenant as their interests may appear.

    13.   Return of Premises.   Upon the expiration of this Lease
or any renewal thereof, Tenant shall return the Premises to Landlord in as good general condition as they were when received by Tenant excepting reasonable wear and tear.

    14. Waiver of Subrogation. Each party, for itself and on behalf of its insurance carrier, waives any right or cause of action for any loss of or damage to any of its property (whether or not such loss or damage for which that other party may be responsible), which loss or damage is or would be covered by the insurance required to be carried hereunder or similar policies covering real property or personal property. Landlord and Tenant shall each obtain insurance policies unless Tenant elects to self-insure (which allow such a waiver of subrogation). This Article 14 shall not be interpreted to require Landlord to insure the Premises or in any way modify Tenant's obligations under Article 7.

   15. Default and Landlord's Remedies. It shall be a default if Tenant fails to pay any sums to Landlord when due and does not cure such failure to pay within ten (10) days after receipt of written notice; or if Tenant fails to perform any other covenant or condition of this Lease and does not cure such other failure within thirty (30) days after receipt of written notice from Landlord specifying the failure complained of, unless such failure cannot reasonably be cured within such thirty (30) day period, and if Tenant commences to cure such failure within such thirty (30) day period and proceeds diligently to cure such failure; or if Tenant abandons or vacates the Premises without paying rent; or if Tenant is adjudicated a bankrupt or makes any assignment for the benefit of creditors.

    In the event of a default, Landlord shall have the right, at its option, in addition to and not exclusive of any other remedy Landlord may have by operation of law, without any further demand or notice, to re-enter the Premises and eject all persons therefrom, and either (a) declare this Lease at an end, in which event Tenant shall immediately pay Landlord a sum of money equal to the total of (i) the amount of the unpaid rent accrued through the date of termination; (ii) the amount by which the unpaid rent reserved for the balance of the Primary Term or the then current Renewal Term, whichever is applicable, exceeds the fair market rent for the balance of the Primary Term, or then current Renewal Term, discounted to the present using a ten percent (10%) factor; and (iii) all damages proximately caused by Tenant's failure to perform its obligations under this Lease, or (b) without terminating this Lease, relet the Premises, or any part thereof, for the account of Tenant upon such terms and conditions as Landlord may deem advisable, and any monies received from such reletting shall be applied first to the expenses of such reletting and collection, including necessary renovation and alterations of the Premises, reasonable attorneys' fees, any real estate commissions paid, and thereafter toward payment of all sums due or to become due Landlord hereunder, and if a sufficient sum shall not be thus realized to pay such sums and other charges, Tenant shall pay Landlord any deficiency monthly, notwithstanding that Landlord may have received rental in excess of the rental stipulated in this Lease in previous or subsequent months, and Landlord may bring an action therefor as such monthly deficiency shall arise. Tenant shall receive a credit against all amounts owed to Landlord for such amounts received by Landlord in excess of rental stipulated in this Lease.

    No-entry and taking of possession of the Premises by Landlord shall be construed as an election on Landlord's part to terminate this Lease, regardless of the extent of renovations and alteration by Landlord, unless a written notice of such intention is given to Tenant by Landlord. Notwithstanding any reletting without termination, Landlord may at any time thereafter elect to terminate this Lease for such previous breach. Additionally, whether or not the Lease is terminated, Landlord shall be entitled to collect from Tenant as additional rent a charge equal to three percent (3%) for each installment of Rent paid to
Landlord after the due date to reimburse Landlord for administrative expense incurred in collecting rent. The three percent (3%) penalty shall not apply so long as the rent is actually paid within ten (10) days after written notice of the date when it is due, and there has been no other late Rental payment within the past three (3) months, nor shall it apply for purposes of determining damages to Landlord in the event of default, when Landlord resorts to remedies pursuant to this
Article 15.

   16.  Intentionally Deleted.

    17. Notices. All notices, requests, demands and other communications hereunder shall be in writing and shall be personally delivered or sent to the address set forth below by registered or certified mail, postage prepaid, return receipt requested, or by a recognized overnight delivery service, or delivered or sent by telex or telecopy and shall be deemed received (i) if personally delivered, the date of delivery to the address of the person to receive such notice (ii) if mailed three
(3) business days after the date of posting by U.S. Mail, (iii) if given by Federal Express, Airborne Express or a similar overnight delivery service, the following business day, or (iv) if sent by telex or telecopy, when confirmation of delivery is received:

     Landlord: Fitzpatrick Properties, LLC
               Attention:  Daniel B. Fitzpatrick
               4220 Edison Lakes Parkway
               Mishawaka, IN  46545
               Facsimile: 574-243-4377

     Tenant:   Bravokilo, Inc.
               Attention:  President
               4220 Edison Lakes Parkway
               Mishawaka, Indiana  46545
               Facsimile: (574) 243-4377

               With a copy to:

               Bravokilo, Inc.
               Attention:  General Counsel
               4220 Edison Lakes Parkway
               Mishawaka, Indiana  46545
               Facsimile: (574) 271-4613

Any party desiring change of address shall make such change known in writing to the other party. Properly mailed notices that are delivered to the place to which they are properly addressed shall be effective when received. If a properly mailed notice is delivered to the place to which it is properly addressed and is refused or unclaimed, notice shall be effective when delivered nevertheless. In the event a properly mailed and addressed notice from Landlord to Tenant is refused or unclaimed, Landlord may effectively serve such notice by delivery to the Premises, or by ordinary U.S. Mail effective upon mailing.

    18.  Successors.   This Lease shall be binding upon and inure
to the benefit of the parties hereto and their successors and assigns.

   19. Additional Covenants. Tenant hereby agrees to initially operate on the Premises a Burger King restaurant in accordance with practices established by Burger King Corporation from time to time. In the event Tenant ceases to so operate or is not franchised or permitted to so operate a Burger King restaurant, Tenant may use the Premises for any other legal purpose.

   20. Warranty of Title. Landlord warrants that it has fee simple title to the Premises, which Premises are presently free and clear of all liens and encumbrances except as reflected on Exhibit B.

   21.  Subordination.

        21.1 Subordination. Subject to the following condition precedent, this Lease shall be subject and subordinate to the lien of all mortgages and underlying leases which may now or hereafter affect the Premises and to all renewals, extensions, modifications, amendments, replacements and consolidations thereof, provided Landlord shall, promptly after execution of this Lease, deliver to Tenant from each then existing mortgagee and ground lessor, a properly executed and acknowledged, recordable non-disturbance agreement substantially in the form as set forth on Exhibit C attached hereto.

        21.2 Subsequent Mortgages. Landlord shall promptly notify Tenant prior to Landlord's execution of any new mortgages or ground leases on the Premises. Promptly after the execution of any new mortgage or ground lease, Landlord shall deliver to Tenant a properly executed, acknowledged, recordable non-disturbance agreement in accordance with
   Section 21.1 above from such new mortgagee or ground lessor. Tenant's subordination and agreement to attorn to any mortgagee or ground lessor are expressly conditional upon Tenant's receipt of all such non-disturbance agreements.

        21.3 Landlord's Right to Subordinate. Subject to the provisions of Sections 21.1 and 21.2, Landlord reserves the right to subject and subordinate this Lease to the lien of any mortgage or mortgages now or hereafter placed upon the Landlord's interest in the Premises and on the land and buildings of which the Premises are a part.

    22. Assignment and Subletting. Tenant shall retain the right to sublease the Premises, or any right or privilege connected therewith by first obtaining the written consent of Landlord, which shall not be unreasonably delayed, conditioned or withheld. Notwithstanding the foregoing, Tenant may, without Landlord's prior consent, assign this Lease or sublet the Premises (1) to any bona-fide Burger King Restaurant operating company or any franchisor, franchisee or developer of Burger King Restaurants, or (2) to any corporation that is in the food industry and which has its voting stock listed on a recognized securities exchange or which is wholly-owned by another corporation whose voting stock is so listed, or (3) to any corporation, partnership or other entity that is controlled by or under common control with Tenant, or any entity resulting from a merger or consolidation with Tenant, or which acquires all or substantially all of
Tenant's  assets.  In addition, in the event of an assignment  or
sublease  to  any  assignee  or  subtenant  ("Transferee")   that
demonstrates to Landlord's reasonable satisfaction that such Transferee has the financial ability and business experience to perform Tenant's obligations under this lease, Landlord agrees that Tenant shall be released from further liability to Landlord under this Lease from and after the date such qualified Transferee assumes in writing all of Tenant's obligations under this Lease.

    23. Legal Expenses. In case suit shall be brought for recovery of possession of the Premises, for the recovery of any rent or any amount due under the provisions of this Lease, or because of the breach of any other covenant herein contained on the part of Tenant to be kept or performed, and a breach shall be established, Tenant shall pay to Landlord all expenses incurred therefor, including reasonable attorneys' fees, which shall have been incurred on the prosecution of such action, whether or not such action is prosecuted to judgment. Conversely, should the Landlord breach any of the terms of this Lease, and a breach shall be established, Landlord shall pay to Tenant all expenses incurred therefor, including reasonable attorneys' fees, which shall have been incurred on the prosecution of such action, whether or not such action is prosecuted to judgment.

    24.  Environmental Representations.   Landlord represents  as
follows:

          (a) Landlord is not aware of any environmental contamination on the Premises;

        (b) Landlord has never generated, stored or disposed of any hazardous substances or waste products or materials on the Premises, other than cleaning supplies and related materials stored on or used on the Premises, and has no knowledge of the generation, storage or disposal of such substances on the Premises. For purposes of this Lease "hazardous substances or waste product" shall include petroleum, petroleum distillates and "hazardous substances" as defined in the Comprehensive Environmental Response compensation and Liability Act of 1984, as amended, 42 USC 9601 et seq., as amended, and "hazardous waste" as defined in the Michigan Hazardous Waste Management Act of 1979, as amended, being Act 64 of the Public Acts of 1979;

        (c) Landlord is not aware of any outstanding citation or notice thereof or any violation of any environmental provision, requirement or condition respecting the Premises, nor is there any uncorrected condition on the Premises relating to any past citation;

        (d) There are no underground fuel or other storage tanks located upon the Premises; and

        (e)   To the best of Landlord's knowledge, there  are  no
   asbestos-containing  materials  or  urea   formaldehyde   foam
   insulation in, on or upon the Premises.

   25.  Indemnification as to Environmental Matters.

        (a) Landlord shall indemnify, defend and hold harmless Tenant from and against all loss, liability, damage and expense, including costs associated with administrative and judicial proceedings and attorneys' fees ever suffered or incurred by Tenant on account of (1) Landlord's or any prior tenant's failure, prior to the Commencement Date, to comply with any environmental health, safety or sanitation law, code, ordinance, rule or regulation or any interpretation or order of any regulatory or administrative authority with respect thereto relating to the Premises, including, but not limited to, CERCLA, RCRA, MERA and MHWMA, as amended; (2) any release of hazardous waste or substances occurring prior to the Commencement Date, from, on, upon or into the Premises;
   (3) any and all damages to natural resources or real property and/or harm or injury to persons resulting or alleged to have resulted from such failure to comply and/or release of hazardous materials or substances, which release or failure to comply occurred prior to the Commencement Date, or (4) any inaccuracy in or breach of the representations made by Landlord in Article 24 of this Lease. This indemnity shall continue as an obligation of Landlord notwithstanding Landlord's subsequent assignment of its interest under this Lease.

        (b) Tenant shall indemnify, defend and hold harmless Landlord from and against all loss, liability, damage and expense, including costs associated with administrative and judicial proceedings and attorneys' fees ever suffered or incurred by Landlord on account of (1) Tenant's failure, subsequent to the Commencement Date, to comply with any environmental health, safety or sanitation law, code, ordinance, rule or regulation or any interpretation or order of any regulatory or administrative authority with respect thereto relating to the Premises, including, but not limited to, CERCLA, RCRA, MERA and MHWMA, as amended; (2) any release of hazardous waste or substances occurring subsequent to the Commencement Date, from, on, upon or into the Premises; or
   (3) any and all damage to natural resources or real property and/or harm or injury to persons resulting or alleged to have resulted from such failure to comply and/or release of hazardous materials or substances, which release or failure to comply occurred subsequent to the Commencement Date.

   26.  Effective Date.   This Lease shall be effective as of the
month and day first above written, regardless of its date of actual execution.

    27.   Entire  Agreement.    This Lease  contains  the  entire
agreement of the parties with respect to the subject matter hereof. The parties hereby terminate and release each other from any prior lease relating to the Premises.

   28.  Counterparts.   This Lease may be executed in one or more
counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

    29. Recordation, Short Form. This Lease shall not be recorded. Landlord agrees, upon Tenant's request to execute a short form of this Lease, entitled Memorandum of Lease, substantially in the form attached hereto as on Exhibit D. Tenant will record such short form Lease and Landlord agrees to share equally in the cost and expense of doing so. The provisions of this Lease shall control, however, in regard to any omissions from said short form, or in respect of any provisions hereof which may be in conflict with such short form.

    30. Estoppel Certificate. Tenant and Landlord shall, from time to time, and upon written request by the other party, furnish the requesting party with a written statement, signed by such party and addressed to the person designated in such request, on the status of any matter pertaining to the Lease, including that, at the date of such statement to the best of such party's knowledge (i) the provisions and conditions of Lease have been complied with, (ii) there are no defaults by the requesting party known to the party signing such statement, (iii) the Lease is still in full force and effect, (iv) there has been no notice received by such party of any default which has not been cured. If any or all of (i), (ii), (iii) or (iv) are not stated in the affirmative in the statement, the statement shall describe the facts and matters which such party alleges prevents such affirmative statement.

      31. Collateral Assignment. Notwithstanding anything to the contrary contained in this Lease, Tenant may from time to time, upon prior written notice to Landlord, assign its interest in the Lease as collateral to an institutional lender or lenders as partial security for a loan or loans. Said assignment shall include a right to re-assign the Tenant's right, title and interest under the Lease subject to Landlord's consent, which consent shall not be unreasonably withheld or delayed. Within ten (10) days after request from Tenant, Landlord shall promptly execute documents evidencing its approval of an assignment consistent with this provision. Furthermore, Landlord hereby waives any statutory lien it may have on Tenant's property.

    32. Real Estate Broker. Landlord and Tenant each represent and warrant to the other that they have not dealt with any real estate broker or agent or any finder in connection with the transaction represented by this Lease. Landlord and Tenant each hereby indemnify and agree to save harmless the other party from and against the claims of or liability to any other real estate broker or agent or any finder for commissions or fees in connection with the transaction.

   33. Right of First Refusal. If Landlord makes a bona-fide offer to a third party, or receives a bona-fide offer from a third party which is acceptable to Landlord, for sale or transfer of the Premises, Landlord shall notify Tenant of the sale or transfer, the name of the offeror, the offered consideration and provisions of the offer. Within twenty (20) days after receipt of Landlord's notice, Tenant may elect by notice to Landlord to purchase the Premises, for the consideration and upon the other provisions stated in Landlord's notice; except that title shall close the later of thirty (30) days after Tenant elects to purchase, or the date agreed upon the offeror. Should Tenant fail to exercise this right to purchase within the time and in the manner required above, or waives such right in writing, Landlord shall be free to consummate the sale or transfer to the named offeror for the consideration and upon the other provisions set forth in Landlord's notice to Tenant; however, Landlord agrees that such sale or transfer shall be subject to the provisions of this Lease, including this right of first refusal. If such sale or transfer is not consummated within six (6) months after the expiration of the earlier of the date Tenant fails to exercise its right as hereinabove required or the date Tenant waives such right in writing, the rights granted to Tenant in this Article shall once again apply to the offer described above as well as to any new offer.

      This provision shall not apply to a sale or transfer of the Premises pursuant to a foreclosure of any institutional first mortgage or deed of trust, or deed in lieu of foreclosure, covering the Premises or to a transfer to an immediate family member of any member or partner of Landlord for estate planning purposes; provided, however, that the restrictions contained in this Article 33 shall bind the Landlord's heirs, executors, distributees, representatives, successors, permitted assigns, transferees and grantees other than the first mortgagee, as well as any successor, permitted assign, grantee or transferee of the first mortgagee.



   IN WITNESS WHEREOF, the parties have executed this Lease as of the day and year first above written.

                         LANDLORD:

                         FITZPATRICK PROPERTIES, LLC


                         By:________________________
                              Daniel B. Fitzpatrick
                              Manager



                      TENANT:

                      BRAVOKILO, INC.


                      By:_____________________
                           John C. Firth
                              Executive Vice President

                            EXHIBIT A

                        Legal Description
                  (to be supplied by Landlord)

                            EXHIBIT B

                          Encumbrances
                  (to be supplied by Landlord)





















                            EXHIBIT C








     SUBORDINATION, NONDISTURBANCE AND ATTORNMENT AGREEMENT


      THIS SUBORDINATION, NONDISTURBANCE AND ATTORNMENT AGREEMENT (this "Agreement") is made and entered into as of the day of ____________________, by and  between
________________________________________, a (the "Lender"), whose address is
_______________________________________________________,      and
Bravokilo, Inc., whose address is 4220 Edison Lakes Parkway, Mishawaka, Indiana 46545 (the "Tenant").

      WHEREAS, Lender has made a loan or is about to make a  loan to __________
____________________________  (the  "Landlord")  secured   by   a
mortgage or deed of trust (hereinafter called the "Mortgage") covering a parcel of land described on Exhibit A-1 annexed hereto and made a part hereof, together with the improvements now or hereafter erected thereon (said parcel of land and improvements thereon being hereafter called the "Real Property"); and

      WHEREAS, by a certain lease heretofore entered into between Landlord and Tenant dated as of __________________ (the lease and all amendments, extensions and renewals thereto are hereinafter called the "Lease"), Landlord leased to Tenant a portion of the Real Property; and

      WHEREAS, a Memorandum of Lease dated _________________ was recorded in the land records of _____________________________, on
______________________, Document No. __________; and

      WHEREAS, as a condition precedent to Tenant's agreement to enter into the Lease, Tenant has required that Lender agree not to disturb Tenant's rights under the Lease, in return for which Tenant has agreed that the Lease will be subordinate to the lien of the Mortgage;

      NOW THEREFORE, in consideration of the foregoing and the mutual covenants herein contained, the parties agree as follows:

     1. Subordination. The Lease, the leasehold estate created thereby, and the rights of Tenant in, to or under the Lease and the portion of the Real Property, are hereby subjected and subordinated and shall remain in all respects and for all purposes subject, subordinate and junior to the lien of the Mortgage, as fully and with the same effect as if the Mortgage had been duly executed, acknowledged and recorded, and the indebtedness secured thereby had been fully disbursed, prior to the execution of the Lease, or possession of the portion of the Real Property by Tenant.

      2. Tenant Not to Be Disturbed. The parties acknowledge and agree that the Lease shall be subordinate to the lien of Lender provided that, so long as Tenant attorns to Lender and is not in default under the Lease, Lender shall not join Tenant as a party defendant in any action or proceeding foreclosing a Mortgage (unless required to foreclose the mortgage, and then only for such purpose and not for the purpose of termination of the Lease), in any eviction proceeding or in any action to terminate the Lease, and that Tenant's possession of the portion of the Real Property and Tenant's rights and privileges under the Lease, including but not limited to quiet enjoyment, or any extension or renewal thereof which may be exercised in accordance with the Lease, shall not be diminished or interfered with by Lender, Tenant's occupancy of the portion of the Real Property shall not be disturbed by Lender, and Lender agrees to cause Landlord's obligations under the Lease to be performed from and after the date it succeeds to Landlord's interest in the Premises. Notwithstanding the foregoing, Lender will not be liable for any act or omission of any prior landlord, including Landlord, unless such act or omission continues after Lender succeeds to the interest of Landlord. Lender will not be liable for any security deposits held by Landlord pursuant to the Lease unless such deposits are transferred to Lender.

      3. Tenant to Attorn to Lender. If the interests of Landlord shall be transferred to and owned by Lender by reason of foreclosure or other proceedings brought by it in lieu of or pursuant to a foreclosure, or by any other manner, and Lender succeeds to the interest of the Landlord under the Lease, Tenant shall be bound to Lender under all of the terms, covenants and conditions of the Lease for the balance of the term thereof remaining and any extensions or renewals thereof which may be exercised in accordance with any option therefor in the Lease, with the same force and effect as if Lender were the landlord under the Lease; and Tenant shall attorn to Lender, as its landlord, said attornment to be effective and self-operative immediately upon Lender succeeding to the interest of Landlord without the execution of any further instruments on the part of any of the parties hereto. The respective rights and obligations of Tenant and Lender under the Lease following such attornment shall be and are the same as now set forth in the Lease, it being the intention of the parties hereto for this purpose to incorporate the Lease in this Agreement by reference with the same force and effect as if set forth at length herein.

      4. Notice and Cure of Landlord's Default. Tenant agrees to send Lender a copy of any notice relating to a breach or default by Landlord under the Lease which Tenant intends to use as a basis to terminate the Lease. Tenant agrees that Lender, at its sole option and without obligation so to do, may cure any such default within a reasonable period, but in no event longer than sixty (60) days measured from the date that Tenant delivers a copy of such notice to Lender.

      5. No Modification. No modification, amendment, or release of any provision of this Agreement, or of any right, obligation, claim, or cause of action arising hereunder shall be valid or binding for any purpose whatsoever unless in writing and executed by the party against whom the same is sought to be asserted.

    6. Notices. All notices, requests, demands and other communications hereunder shall be in writing and shall be personally delivered or sent to the address set forth below by registered or certified mail, postage prepaid, return receipt requested, or by a recognized overnight delivery service, or delivered or sent by telex or telecopy and shall be deemed received (i) if personally delivered, the date of delivery to the address of the person to receive such notice (ii) if mailed three
(3) business days after the date of posting by U.S. Mail, (iii) if given by Federal Express, Airborne Express or a similar overnight delivery service, the following business day, or (iv) if sent by telex or telecopy, when confirmation of delivery is received:

     Landlord:___________________________________
              ___________________________________
              ___________________________________
              ___________________________________

               Facsimile:________________________

     Tenant:   Bravokilo, Inc.
               Attention:  President
               4220 Edison Lakes Parkway
               Mishawaka, Indiana  46545
               Facsimile: (574) 243-4377

               With a copy to:

               Bravokilo, Inc.
               Attention:  General Counsel
               4220 Edison Lakes Parkway
               Mishawaka, Indiana  46545
               Facsimile: (574) 271-4613

Any party desiring change of address shall make such change known in writing to the other party. Properly mailed notices that are delivered to the place to which they are properly addressed shall be effective when received. If a properly mailed notice is delivered to the place to which it is properly addressed and is refused or unclaimed, notice shall be effective when delivered nevertheless. In the event a properly mailed and addressed notice from Landlord to Tenant is refused or unclaimed, Landlord may effectively serve such notice by delivery to the Premises, or by ordinary U.S. Mail effective upon mailing.

      7. Landlord Consent. Landlord is joining herein solely for the purpose of consenting to the terms and conditions of the Agreement and agreeing that Tenant may rely upon any and all notice from Lender relating to the rights of Lender hereunder and under the Mortgage.

      8. Successors and Assigns. This Agreement and each and every covenant, agreement and other provisions hereof shall be binding upon the parties hereto and their heirs, administrators, representatives, successors and assigns.

      9. Choice of Law. This Agreement is made and executed under and in all respects is to be governed and construed by the laws of the state in which the Real Property is located.

      10. Counterparts. This Agreement may be executed in any number of counterparts for the convenience of the parties, all of which, when taken together and after execution by all parties hereto, shall constitute one and the same Agreement.

     IN WITNESS WHEREOF, the parties hereto have each caused this Agreement to be executed as of the date first above written.


WITNESSES:                              TENANT:
                                   BRAVOKILO, INC.

Name:_______________________       By:____________________________
                                        John C. Firth
                                        Executive Vice President
Name:______________________



WITNESSES:                              LENDER:

___________________________        _______________________________
Name:______________________
                                   By:____________________________

Name:______________________        Name:__________________________

                                   Title:_________________________


     The foregoing Agreement is hereby consented and agreed to by the undersigned as set forth in Paragraph 7 hereof.

WITNESSES:                              LANDLORD:
____________________________       _________________________

Name:_______________________
                                   By:______________________
____________________________
Name:_______________________       Name:____________________

                                   Title:___________________


                          ACKNOWLEDGMENT

STATE OF INDIANA___________)
                    ) SS:
COUNTY OF ST. JOSEPH________)

ON  THIS ___________ day of _______________, 2003, before me, the subscriber, personally appeared John C. Firth, to execute the within instrument; and that he signed his name thereto by like order as the free and voluntary act and deed of said Officer.

IN WITNESS WHEREOF, I have hereunto set my hand and affixed my seal the day and year first above written.

                                       ____________________
                                        Notary Public




                          ACKNOWLEDGMENT

STATE OF____________)
                    ) SS:
COUNTY OF___________)

ON  THIS ___________ day of _______________, 2003, before me, the subscriber, personally appeared _____________________, to execute the within instrument; and that he signed his name thereto by like order as the free and voluntary act and deed of said
________________________________.

IN WITNESS WHEREOF, I have hereunto set my hand and affixed my seal the day and year first above written.


                                        _____________________
                                        Notary Public



                          ACKNOWLEDGMENT

STATE OF____________)
                    ) SS:
COUNTY OF___________)

ON  THIS ___________ day of _______________, 2003, before me, the subscriber, personally appeared _____________________, to execute the within instrument; and that he signed his name thereto by like order as the free and voluntary act and deed of said
________________________________.

IN WITNESS WHEREOF, I have hereunto set my hand and affixed my seal the day and year first above written.

                                        _____________________
                                        Notary Public







                            EXHIBIT D









                       Memorandum of Lease

      This  Memorandum of Lease Agreement is made by and  between
Fitzpatrick Properties, LLC, an Indiana limited liability company
("LANDLORD"),   and  Bravokilo,  Inc.,  an  Indiana   corporation
("TENANT").

        WHEREAS,   the   parties   executed   a   Lease   as   of
________________(the  "Lease")  that  relates  to  the   premises
described herein;

      WHEREAS, the parties desire to set forth a Memorandum of Lease for the purpose of recording the same in the ____________
County Clerk's Office, State of ____________.

      NOW, THEREFORE, in consideration of the foregoing premises and other good and valuable consideration, the parties agree as follows:

     1.   Description of Premises.

      The  LANDLORD and TENANT have entered into a lease  whereby
LANDLORD leased to the TENANT and the TENANT leased from the LANDLORD the following described premises:

     See Exhibit A

     2.   Commencement and Term.

      Said  Lease  is  for  an initial term  of  five  (5)  years commencing on _________________and expiring September  17,  2008, unless terminated sooner as provided in the Lease. The Lease also grants TENANT the right and option to extend the term one
(1) period of four (4) years immediately followed by four (4) successive periods of five (5) years each.

     3.   Complete Lease.

      A more complete lease is in the possession of both LANDLORD and TENANT. It is understood that this Memorandum of Lease shall be recorded in the __________ County Clerk's Office.


     4.   Competition.

     Landlord covenants and agrees that during the term of the Lease, no property owned by Landlord or its affiliates, directly or indirectly within one (1) mile of the Premises shall be used for a restaurant or any other business engaged in the retail sale of prepared foods for consumption on or off-premises.

     5.  Conflicts.

      In the event any conflicts exist between the terms of this Agreement and the terms of the Lease, the terms of the Lease shall control. Terms not defined herein have the same meaning as set forth in the Lease.


     Dated this ___ day of ___________, 2003.

Witness:                           LANDLORD:
                                   FITZPATRICK PROPERTIES, LLC
___________________
Name:______________               By:__________________________
                                        Daniel B. Fitzpatrick
                                        Manager
Name:______________



Witness:                           TENANT:
                                   BRAVOKILO, INC.

Name:__________________            By:___________________________
                                        John C. Firth
                                        Executive Vice President
Name:__________________






STATE OF INDIANA    )
                    ) SS:
COUNTY OF ST. JOSEPH     )

Before me, a Notary Public in and for said County and State, personally appeared on this date, John C. Firth, the Executive Vice President of Bravokilo, Inc., and acknowledged the execution of the foregoing document as the free act and deed of said corporation and his or her free act and deed as such Officer.

Witness  my  hand  and  Notarial  Seal,  this  _______   day   of
____________________ , 2003.

                                        _________________________
                                        (signature)
                                        _________________________
                                        (typed or printed name)

                                          Notary Public
My commission expires on:                 My county of
                                          residence is:
______________, 20 ____                   _____________
                                          _____________ State

 STATE OF_________________)
                     ) SS:
COUNTY OF_________________)

Before me, a Notary Public in and for said County and State, personally appeared on this date, Daniel B. Fitzpatrick, the Manager of Fitzpatrick Properties, LLC, and acknowledged the execution of the foregoing document as the free act and deed of said corporation and his or her free act and deed as such Officer.

Witness  my  hand  and  Notarial  Seal,  this  _______   day   of
____________________ , 2003.

                                         ________________________
                                        (signature)
                                        ________________________
                                        (typed or printed name)

                                             Notary Public
My commission expires on:                    My county of
                                             residence is:
___________________, 20 ____                 __________County.
                                             __________State



This document was prepared by James R. Meyer, Jr., 4220 Edison
Lakes Parkway, Mishawaka, IN 46545.




                            Exhibit A
                to a Memorandum of Lease between




Exhibit 10-X







                              LEASE




                        Table of Contents

                                                             Page


1.   Premises                                                   5
     1.1  Lease.                                                5
     1.2  Purchase.                                             5


2.   Term of Lease.                                             5
     2.1  Commencement and Duration.                            5
     2.2     Lease Year Defined.                                5
     2.3  Renewal Terms.                                        6


3.   Rent Reserved.                                             6
     3.1  Base Rent.                                            6
          3.1.1                                                 6
          3.1.2 Failure to Give Notice.                         6
     3.2  Percentage Rental.                                    6
     3.3  Quarterly Accounting.                                 7
     3.4  Annual Accounting.                                    7
     3.5  Records and Audit.                                    7
     3.6  Gross Sales Defined.                                  7


4.   Use and Maintenance.                                       8


5.   Utilities.                                                 8


6.   Liens, Taxes and Assessments.                              8
     6.1  Prior Taxes.                                          8
     6.2  Taxes.                                                8
     6.3  Exclusion from Tenant's Taxes.                        8
     6.4  Payment of Taxes.                                     8
     6.5  Contesting of Tax By Tenant.                          8


7.   Insurance.                                                 9
     7.1  Public Liability Insurance.                           9
     7.2  Property Insurance.                                   9
     7.3  Insurance Policy Requirements.                        9
     7.4  Tenant Property.                                      9
     7.5  Insurance Proceeds.                                  10


8.   Intentionally Deleted.                                    10


9.   Alterations, Additions and Improvements.                  10


10.  Quiet Enjoyment.                                          10


11.  Fire or Disaster.                                         10
     11.2 Tenant's Right to Avoid Rebuilding.                  10


12.  Condemnation.                                             11


13.  Return of Premises.                                       11


14.  Waiver of Subrogation.                                    11


15.  Default and Landlord's Remedies.                          11


16.  Intentionally Deleted.                                    12


17.  Notices.                                                  12


18.  Successors.                                               13


19.  Additional Covenants.                                     13


20.  Warranty of Title.                                        13


21.  Subordination.                                            13
     28.2 Subsequent Mortgages                                 13
     21.3 Landlord's Right to Subordinate.                     14


22.  Assignment and Subletting.                                14


23.  Legal Expenses.                                           14


24.  Environmental Representations.                            14


25.  Indemnification as to Environmental Matters.              15


26.  Effective Date.                                           16


27.  Entire Agreement.                                         16


28.  Counterparts.                                             16


29.  Recordation, Short Form.                                  16


30.  Estoppel Certificate.                                     16


31.  Collateral Assignment.                                    16


32.  Real Estate Broker.                                       16


33.  Right of First Refusal.                                   16


34.  Right to Terminate.                                       17



EXHIBITS:

A    Legal Description
B    Encumbrances
C    Subordination, Nondisturbance and Attornment Agreement
D    Memorandum of Lease
                            BK #6296
                        26776 Eureka Road
                        Taylor, MI  48180



                              LEASE


    THIS LEASE is made as of May 21, 2003 by Fitzpatrick Properties, LLC, an Indiana limited liability company, with offices at 4220 Edison Lakes Parkway, Mishawaka, Indiana 46545 (hereinafter called "Landlord"), and Bravokilo, Inc., an Indiana corporation, with offices at 4220 Edison Lakes Parkway, Mishawaka, Indiana 46545 (hereinafter called "Tenant").


                      W I T N E S S E T H:

    IN CONSIDERATION of the rent reserved and the covenants and provisions contained in this Lease, Landlord and Tenant covenant and agree as follows:

   1.   Premises.

             1.1 Lease. Landlord leases to Tenant, and Tenant leases from Landlord, the land located in the City of Taylor, State of Michigan, which land is legally described in the attached Exhibit A, together with all buildings and facilities that exist on the land from time to time, together with all Landlord's easements and rights appurtenant to said Premises, in, over and upon adjoining and adjacent public and private land, highways, roads, streets, lanes and other areas reasonably required for the installation, maintenance, operation and service of any and all utilities and means of ingress and egress to or from the Premises, but only to the extent of Landlord's interest in such easements and rights appurtenant, which land, buildings, easements and rights appurtenant are herein called the "Premises".

              1.2 Purchase. Tenant hereby purchases the leasehold improvements located on the Premises for Sixty Four Thousand Five Hundred Forty Seven and 30/100
        Dollars ($64,547.30), which amount shall be payable within ten (10) days after the date first set forth above.

   2.   Term of Lease.

        2.1  Commencement and Duration.  The Primary  Term  shall
        commence   on  the  date  first  set  forth  above   (the
        "Commencement Date") and shall expire on December 28, 2008.

        2.2 Lease Year Defined. A Lease Year shall be defined in this Lease as that twelve (12) month period during the Primary Term or any Renewal Term (as defined below) commencing on the Commencement Date or the annual anniversary thereof, as may be applicable; provided, however, that if the Commencement Date is a day other than the first day of a calendar month, then the first Lease Year shall include that period of time from the Commencement Date to the first day of the next calendar month, and any subsequent Lease Year shall be the twelve
        (12) month period beginning on the first day of such month on the annual anniversary thereof.

        2.3 Renewal Terms. Provided Tenant is not in default, Landlord does hereby grant to Tenant the right, privilege and option to extend this Lease for four (4) successive periods of five (5) years each (individually, a "Renewal Term", and collectively the "Renewal Terms"), upon the same terms and conditions as herein contained.

        2.4 Notice. Tenant, if it elects to exercise any option, shall do so by giving written notice at least one hundred eighty (180) days prior to the expiration of the then current term. The Primary Term and any Renewal Terms are sometimes collectively referred to as the "Term."

    3.    Rent  Reserved.    In consideration  for  the  use  and
occupancy of the Premises and all other rights and privileges under the Lease, Tenant agrees to pay Landlord the following:

        3.1   Base Rent.

             3.1.1 Tenant shall pay to Landlord (on the first day of each month during the Primary Term and any Renewal Terms) monthly rent in the amount of Three Thousand Eight Hundred Ninety Three and 68/100 Dollars ($3,893.68) (the "Base Rent").

           3.1.2 Failure to Give Notice. If Tenant shall fail to give any notice as provided in Section 2.3, Tenant's right to exercise its option shall nevertheless continue until thirty (30) days after Landlord shall have given Tenant notice of Landlord's election to terminate such option and Tenant may exercise such option at any time until the expiration of said thirty (30) day period. It is the intention of the parties to avoid forfeiture of Tenant's rights to extend the term under any of the options set forth in Section 2.3 through inadvertent failure to give notice of exercise thereof within the time limits prescribed. Accordingly, if Tenant shall fail to give notice to Landlord of Tenant's election to extend the term for any of the aforesaid options and if Landlord shall fail to give notice to Tenant of Landlord's election to terminate Tenant's right to extend this Lease under the option applicable thereto, then and so often as such event shall occur, the term shall be automatically extended from year to year at the rent that would be applicable if the Tenant had extended the term and upon all of the other terms and conditions then in effect, subject to Tenant's right under such option to extend the term for the remainder of the option period and to Landlord's right to place the thirty (30) day limit on such option by a notice in the manner provided above.

        3.2 Percentage Rental. In addition to Base Rent, Tenant shall pay percentage rent ("Percentage Rent") during the Primary Term and any Renewal Term, if any, in the amount by which seven percent (7%) of Tenant's Gross Sales for any Lease Year exceeds the annual Base Rent. Percentage rent shall be payable annually along with Tenant's annual accounting as provided in Section 3.4.

        Notwithstanding the foregoing paragraph, in the event Tenant remodels the Premises at a total cost of Three Hundred Thousand Dollars ($300,000) or more, excluding furniture, fixtures and equipment, within a six (6) month period, Percentage Rent shall be reduced to the amount, if any, by which six percent (6%) of Tenant's Gross Sales for any Lease Year exceeds the annual Base Rent, for twenty (20) years commencing on the date the restaurant reopens after the Major Remodel is complete.

        3.3 Quarterly Accounting. Within thirty (30) days after the end of each quarter during the term of this Lease, Tenant shall deliver to Landlord a statement in writing on a form reasonably approved by the Landlord, setting forth the Gross Sales for the preceding month. The statement shall conform to the statement that Tenant is required to provide to Burger King Corporation.

        3.4 Annual Accounting. Within forty-five (45) days after the end of each Lease Year, the Tenant shall deliver to Landlord a statement showing the Gross Sales made at the Premises during the previous year.

        3.5 Records and Audit. Tenant agrees to keep full, true and accurate records and books of accounts of all transactions connected with its business. Landlord shall have the right to examine and inspect the books and records of Tenant at any reasonable time during normal business hours in order to verify the accuracy of statements rendered by the Tenant. Notwithstanding the foregoing, Landlord shall have no right to examine or inspect such books and records more than two (2) years after the date such books and records were prepared.

        3.6 Gross Sales Defined. For purposes of this Lease, the term "Gross Sales" shall include the gross sale price of all goods, wares and merchandise and/or the price charged for the performance of any service for any customer or party for compensation by Tenant, on a cash or charge basis, paid or unpaid, collected or uncollected, provided, however, that income from vending machines and pay telephones shall be excluded in determining gross sales. Also excluded from Gross Sales shall be the amount of any federal, state, county, or city sales taxes, excise taxes, cigarette or tobacco taxes that may now or hereafter be imposed upon or required to be paid by Tenant as against its sales on the Premises and any credit card fees, returns, employee meals, complimentary meals, coupons and the sale of fixtures not in the ordinary course of business. Also excluded from Gross Sales shall be cash received as payment in credit transactions where the extension of credit itself has already been included in Gross Sales. Also excluded from Gross Sales are receipts from the sale of promotional items where the sale price of the promotional item is no more than the FOB Restaurant cost plus a fifteen percent (15%) mark-up, unless there has been an authorization, at Burger King Corporation A.D.I. level, for a charity donation to be made from the sale of each promotional item in which case the sale price of that promotional item may be no more than the FOB Restaurant cost plus a twenty-five percent (25%) mark-up. If the sale price of such promotional items exceed fifteen percent (15%) or twenty-five percent (25%), whichever percentage is applicable, then the entire amount of the sale price must be included in determining Gross Sales.

       4. Use and Maintenance. From and after the Commencement Date, Tenant shall have the responsibility of (i) maintaining and keeping the Premises and all of its appurtenant facilities in good condition and repair; and (ii) complying with all federal, state and municipal laws and ordinances with respect to Tenant's use of the Premises.

      5. Utilities. Tenant shall be fully responsible for the cost of all usage charges for the utilities or other services related to the Premises during the Primary Term and any Renewal Term.

      6. Liens, Taxes and Assessments.

            6.1 Prior Taxes. Landlord represents that upon its signing of this Lease, all taxes assessed against the Premises, except current taxes not delinquent, have been paid in full. Landlord promptly after receipt of any tax notice or bill on the Premises, shall furnish Tenant with a copy of such document.

         6.2 Taxes. Tenant shall be responsible for the payment of all real estate taxes and assessments which accrue during the term of this Lease (including Renewal Terms, if any). Tenant shall pay such taxes and assessments as they come due. Taxes shall be prorated at the beginning and end of the term

         6.3 Exclusion from Tenant's Taxes. Nothing herein contained shall require the Tenant to pay municipal, state or federal income taxes assessed against the Landlord, or municipal, state or federal capital levy, estate, succession, inheritance, excise, gift, or transfer taxes of the Landlord, or corporate franchise taxes imposed upon any corporate owner of the fee of the Premises or any similar tax or assessment, including the Michigan Single Business Tax, if any, imposed on Landlord.

         6.4 Payment of Taxes. In the event the Premises are not separately assessed when a bill for taxes and assessments is received, Landlord shall forward to Tenant a notice of the amount owing setting forth Landlord's reasonably detailed calculation of the amount due from Tenant together with reasonable supporting documentation. Taxes and assessments due during the term of this Lease which are the Tenant's responsibility to pay, shall be paid by Tenant within thirty (30) days thereafter. At such time as the Premises are separately assessed, Tenant shall pay the taxes and assessments directly to the taxing authority and provide Landlord with written verification of such payment prior to the due dates thereof.

         6.5 Contesting of Tax By Tenant. If the Tenant desires to contest any ad valorem assessment or the validity of any tax and gives the Landlord written notice of this intention, then the Tenant may contest the assessment or tax without being in default hereunder, provided that (i) neither the Premises nor any part thereof nor interest therein would be in any danger of being sold, forfeited, lost or interfered with; (ii) Tenant shall have furnished such security, if any, as may be required in the proceedings or reasonably requested by Landlord; and (iii) all expenses incurred in connection with such proceedings shall be paid by Tenant. Tenant agrees to indemnify Landlord and hold Landlord harmless from all costs, expenses and damages of whatsoever nature arising out of any contest made by Tenant.

      7.  Insurance.

        7.1 Public Liability Insurance. The Tenant agrees that it will, at its cost and expense, obtain and keep in force and effect, and name Landlord as "additional insured" commercial general liability insurance coverage against any and all claims for personal injury or property damage occurring in, about or upon the Premises during the term of this Lease. Such insurance shall be maintained with limits of liability of not less than One Million Dollars ($1,000,000) per occurrence combined single limit for both bodily injury and property damage, and One Million Dollars ($1,000,000) annual aggregate. Commercial general liability shall be on an occurrence basis and shall include "products and completed operations coverage."

        7.2 Property Insurance. The Tenant agrees that it will, at its cost and expense, obtain and keep in force and effect and name Landlord "additional insured" as its interests may appear, a Causes of Loss-Special Form insurance policy or policies, or the insurance industry equivalent, protecting the building on the Premises from loss or damage within the coverage of such insurance policy(ies) for a sum not less than one hundred percent (100%) of the greater of the full insurable value thereof or the replacement value, if available, of said building, excluding foundation and site work.

        7.3 Insurance Policy Requirements. Under all policies of insurance referred to in Sections 7.1 and 7.2 above, the holder of any mortgage on the Premises, if any, shall be named as "additional insured." Tenant agrees to cause the insurance companies issuing the aforesaid policies of insurance to forward to Landlord certificates of insurance. All insurance provided by Tenant as required by this Article shall be procured from companies authorized to do business in the State of where the Premises are located. All such insurance policies shall provide for payment of loss thereunder to Landlord, and renewals of the policies shall be delivered to Landlord at least ten (10) days prior to the expiration dates of the respective policies. All insurance provided for in this Lease may be in the form of a general coverage, floater policy or so-called blanket policy which may be furnished by Tenant or any entity related to Tenant. Notwithstanding the foregoing, Tenant may self-insure any risk required to be insured by it hereunder. Tenant agrees to name Landlord as additional insured under any blanket policy of liability insurance Tenant purchases with respect to the Premises.

        7.4 Tenant Property. In addition to all other insurance required in this Lease to be carried by Tenant, Tenant shall carry insurance to cover other property, fixtures, furnishings, equipment and inventory, and such policy or policies shall include waiver(s) of subrogation as required in Article 14 below. Notwithstanding the foregoing, Tenant may self-insure any risk required to be insured by it hereunder.

        7.5 Insurance Proceeds. Landlord and Tenant agree that in the event of loss under any policy or policies required above, Tenant shall proceed with the repair and restoration of the damaged or destroyed building in accordance with Article 11 hereof and that the insurance proceeds shall be paid to Tenant for application to such repair and restoration.

   8.   Intentionally Deleted.

    9. Alterations, Additions and Improvements. Tenant may, from time to time, make such alterations, additions or improvements to the Premises as it shall deem necessary for its use and operation of the Premises; provided, however, that Tenant first obtains the written consent of Landlord, which consent shall not be unreasonably withheld.

Landlord shall be deemed to consent in advance to all alterations, additions or improvements to the Premises as may be reasonably required to satisfy all requirements of the Franchise Agreement. All such alterations, additions or improvements shall become a part of the Premises, excluding trade fixtures, shelving, cases, counters and equipment placed on the Premises by Tenant and not permanently affixed. These excluded items may be removed by Tenant provided any resulting injury or damage is repaired at Tenant's expense. Notwithstanding the foregoing, Tenant may make nonstructural alterations, additions or improvements to the Premises without Landlord's consent.

     10. Quiet Enjoyment. Landlord covenants it has full authority to lease the Premises under the terms contained in this Lease, and Tenant shall peaceably and quietly have, hold and enjoy the Premises for the Primary Term and any renewal thereof without suits, trouble or hindrance from Landlord or any other person, with respect to Landlord's title to the Premises or Landlord's authority to enter into this Lease Agreement.

   11.  Fire or Disaster.

             11.1 If at any time the building herein leased is wholly or partially destroyed or rendered untenantable by fire, casualty or otherwise, then the Rent reserved herein shall not abate and, except as set forth in paragraph 11.2 below, Tenant shall promptly repair, replace or rebuild the building at least to the extent of the value and as nearly as possible to the character of the buildings and improvements existing immediately prior to such occurrence. The Landlord and any mortgagee of the fee shall make available to Tenant for this purpose all insurance proceeds collected, although Tenant's obligation under this Article 11 shall not be limited to insurance proceeds collected. If repairing, replacing, or rebuilding the building to the character of the building existing prior to the damage is not, in Tenant's reasonable judgment, likely to maximize revenue for the Premises, Tenant may, at its option, alter the structure.

        11.2Tenant's Right to Avoid Rebuilding. Should the buildings and improvements on the Premises be so damaged or destroyed so as to render same totally or substantially untenantable within two (2) years prior to the termination of the Primary Term or any Renewal Term, Tenant shall have the right and option to declare the Lease terminated. In such event, Landlord and Tenant shall equally share any insurance proceeds paid in respect of the building and Tenant shall be entitled to any insurance proceeds paid in respect of the furniture, fixtures and equipment.

      If Tenant desires to exercise its option to terminate, it shall make known its intention to do so by written notice delivered to the Landlord within ninety (90) days after the date of such damage or destruction. If Tenant does not exercise such option, then this Lease shall not terminate and Tenant shall rebuild the building and Improvements pursuant to Section 11 above.

    12. Condemnation. If all the Premises are taken under the exercise of the right of eminent domain, then either Landlord or Tenant shall have the right to terminate this Lease without further liability, upon written notice to the other party. If only a portion of the Premises are taken under the exercise of the right of eminent domain, this Lease shall continue in full force and effect. Notwithstanding the foregoing, if the effect of the taking of a portion of the Premises diminishes Gross Sales generated by the operations of the Premises or otherwise adversely affects the operation of Tenant's business in Tenant's sole discretion, then Tenant shall have the right to terminate this Lease upon written notice to Landlord. Any proceeds arising from the exercise of said right of eminent domain, either through judicial award or through settlement thereof, shall inure to the benefit of both Landlord and Tenant as their interests may appear.

    13.   Return of Premises.   Upon the expiration of this Lease
or any renewal thereof, Tenant shall return the Premises to Landlord in as good general condition as they were when received by Tenant excepting reasonable wear and tear.

    14. Waiver of Subrogation. Each party, for itself and on behalf of its insurance carrier, waives any right or cause of action for any loss of or damage to any of its property (whether or not such loss or damage for which that other party may be responsible), which loss or damage is or would be covered by the insurance required to be carried hereunder or similar policies covering real property or personal property. Landlord and Tenant shall each obtain insurance policies unless Tenant elects to self-insure (which allow such a waiver of subrogation). This Article 14 shall not be interpreted to require Landlord to insure the Premises or in any way modify Tenant's obligations under Article 7.

   15. Default and Landlord's Remedies. It shall be a default if Tenant fails to pay any sums to Landlord when due and does not cure such failure to pay within ten (10) days after receipt of written notice; or if Tenant fails to perform any other covenant or condition of this Lease and does not cure such other failure within thirty (30) days after receipt of written notice from Landlord specifying the failure complained of, unless such failure cannot reasonably be cured within such thirty (30) day period, and if Tenant commences to cure such failure within such thirty (30) day period and proceeds diligently to cure such failure; or if Tenant abandons or vacates the Premises without paying rent; or if Tenant is adjudicated a bankrupt or makes any assignment for the benefit of creditors.

    In the event of a default, Landlord shall have the right, at its option, in addition to and not exclusive of any other remedy Landlord may have by operation of law, without any further demand or notice, to re-enter the Premises and eject all persons therefrom, and either (a) declare this Lease at an end, in which event Tenant shall immediately pay Landlord a sum of money equal to the total of (i) the amount of the unpaid rent accrued through the date of termination; (ii) the amount by which the unpaid rent reserved for the balance of the Primary Term or the then current Renewal Term, whichever is applicable, exceeds the fair market rent for the balance of the Primary Term, or then current Renewal Term, discounted to the present using a ten percent (10%) factor; and (iii) all damages proximately caused by Tenant's failure to perform its obligations under this Lease, or (b) without terminating this Lease, relet the Premises, or any part thereof, for the account of Tenant upon such terms and conditions as Landlord may deem advisable, and any monies received from such reletting shall be applied first to the expenses of such reletting and collection, including necessary renovation and alterations of the Premises, reasonable attorneys' fees, any real estate commissions paid, and thereafter toward payment of all sums due or to become due Landlord hereunder, and if a sufficient sum shall not be thus realized to pay such sums and other charges, Tenant shall pay Landlord any deficiency monthly, notwithstanding that Landlord may have received rental in excess of the rental stipulated in this Lease in previous or subsequent months, and Landlord may bring an action therefor as such monthly deficiency shall arise. Tenant shall receive a credit against all amounts owed to Landlord for such amounts received by Landlord in excess of rental stipulated in this Lease.

    No-entry and taking of possession of the Premises by Landlord shall be construed as an election on Landlord's part to terminate this Lease, regardless of the extent of renovations and alteration by Landlord, unless a written notice of such intention is given to Tenant by Landlord. Notwithstanding any reletting without termination, Landlord may at any time thereafter elect to terminate this Lease for such previous breach. Additionally, whether or not the Lease is terminated, Landlord shall be entitled to collect from Tenant as additional rent a charge equal to three percent (3%) for each installment of Rent paid to
Landlord after the due date to reimburse Landlord for administrative expense incurred in collecting rent. The three percent (3%) penalty shall not apply so long as the rent is actually paid within ten (10) days after written notice of the date when it is due, and there has been no other late Rental payment within the past three (3) months, nor shall it apply for purposes of determining damages to Landlord in the event of default, when Landlord resorts to remedies pursuant to this
Article 15.

   16.  Intentionally Deleted.

    17. Notices. All notices, requests, demands and other communications hereunder shall be in writing and shall be personally delivered or sent to the address set forth below by registered or certified mail, postage prepaid, return receipt requested, or by a recognized overnight delivery service, or delivered or sent by telex or telecopy and shall be deemed received (i) if personally delivered, the date of delivery to the address of the person to receive such notice (ii) if mailed three
(3) business days after the date of posting by U.S. Mail, (iii) if given by Federal Express, Airborne Express or a similar overnight delivery service, the following business day, or (iv) if sent by telex or telecopy, when confirmation of delivery is received:

     Landlord: Fitzpatrick Properties, LLC
               Attention:  Daniel B. Fitzpatrick
               4220 Edison Lakes Parkway
               Mishawaka, IN  46545
               Facsimile: 574-243-4377

     Tenant:   Bravokilo, Inc.
               Attention:  President
               4220 Edison Lakes Parkway
               Mishawaka, Indiana  46545
               Facsimile: (574) 243-4377

               With a copy to:

               Bravokilo, Inc.
               Attention:  General Counsel
               4220 Edison Lakes Parkway
               Mishawaka, Indiana  46545
               Facsimile: (574) 271-4613

Any party desiring change of address shall make such change known in writing to the other party. Properly mailed notices that are delivered to the place to which they are properly addressed shall be effective when received. If a properly mailed notice is delivered to the place to which it is properly addressed and is refused or unclaimed, notice shall be effective when delivered nevertheless. In the event a properly mailed and addressed notice from Landlord to Tenant is refused or unclaimed, Landlord may effectively serve such notice by delivery to the Premises, or by ordinary U.S. Mail effective upon mailing.

    18.  Successors.   This Lease shall be binding upon and inure
to the benefit of the parties hereto and their successors and assigns.

   19. Additional Covenants. Tenant hereby agrees to initially operate on the Premises a Burger King restaurant in accordance with practices established by Burger King Corporation from time to time. In the event Tenant ceases to so operate or is not franchised or permitted to so operate a Burger King restaurant, Tenant may use the Premises for any other legal purpose.

   20. Warranty of Title. Landlord warrants that it has fee simple title to the Premises, which Premises are presently free and clear of all liens and encumbrances except as reflected on Exhibit B.

   21.  Subordination.

        21.1 Subordination. Subject to the following condition precedent, this Lease shall be subject and subordinate to the lien of all mortgages and underlying leases which may now or hereafter affect the Premises and to all renewals, extensions, modifications, amendments, replacements and consolidations thereof, provided Landlord shall, promptly after execution of this Lease, deliver to Tenant from each then existing mortgagee and ground lessor, a properly executed and acknowledged, recordable non-disturbance agreement substantially in the form as set forth on Exhibit C attached hereto.

        21.2 Subsequent Mortgages. Landlord shall promptly notify Tenant prior to Landlord's execution of any new mortgages or ground leases on the Premises. Promptly after the execution of any new mortgage or ground lease, Landlord shall deliver to Tenant a properly executed, acknowledged, recordable non-disturbance agreement in accordance with
   Section 21.1 above from such new mortgagee or ground lessor. Tenant's subordination and agreement to attorn to any mortgagee or ground lessor are expressly conditional upon Tenant's receipt of all such non-disturbance agreements.

        21.3 Landlord's Right to Subordinate. Subject to the provisions of Sections 21.1 and 21.2, Landlord reserves the right to subject and subordinate this Lease to the lien of any mortgage or mortgages now or hereafter placed upon the Landlord's interest in the Premises and on the land and buildings of which the Premises are a part.

    22. Assignment and Subletting. Tenant shall retain the right to sublease the Premises, or any right or privilege connected therewith by first obtaining the written consent of Landlord, which shall not be unreasonably delayed, conditioned or withheld. Notwithstanding the foregoing, Tenant may, without Landlord's prior consent, assign this Lease or sublet the Premises (1) to any bona-fide Burger King Restaurant operating company or any franchisor, franchisee or developer of Burger King Restaurants, or (2) to any corporation that is in the food industry and which has its voting stock listed on a recognized securities exchange or which is wholly-owned by another corporation whose voting stock is so listed, or (3) to any corporation, partnership or other entity that is controlled by or under common control with Tenant, or any entity resulting from a merger or consolidation with Tenant, or which acquires all or substantially all of
Tenant's  assets.  In addition, in the event of an assignment  or
sublease  to  any  assignee  or  subtenant  ("Transferee")   that
demonstrates to Landlord's reasonable satisfaction that such Transferee has the financial ability and business experience to perform Tenant's obligations under this lease, Landlord agrees that Tenant shall be released from further liability to Landlord under this Lease from and after the date such qualified Transferee assumes in writing all of Tenant's obligations under this Lease.

    23. Legal Expenses. In case suit shall be brought for recovery of possession of the Premises, for the recovery of any rent or any amount due under the provisions of this Lease, or because of the breach of any other covenant herein contained on the part of Tenant to be kept or performed, and a breach shall be established, Tenant shall pay to Landlord all expenses incurred therefor, including reasonable attorneys' fees, which shall have been incurred on the prosecution of such action, whether or not such action is prosecuted to judgment. Conversely, should the Landlord breach any of the terms of this Lease, and a breach shall be established, Landlord shall pay to Tenant all expenses incurred therefor, including reasonable attorneys' fees, which shall have been incurred on the prosecution of such action, whether or not such action is prosecuted to judgment.

    24.  Environmental Representations.   Landlord represents  as
follows:

          (a) Landlord is not aware of any environmental contamination on the Premises;

        (b) Landlord has never generated, stored or disposed of any hazardous substances or waste products or materials on the Premises, other than cleaning supplies and related materials stored on or used on the Premises, and has no knowledge of the generation, storage or disposal of such substances on the Premises. For purposes of this Lease "hazardous substances or waste product" shall include petroleum, petroleum distillates and "hazardous substances" as defined in the Comprehensive Environmental Response compensation and Liability Act of 1984, as amended, 42 USC 9601 et seq., as amended, and "hazardous waste" as defined in the Michigan Hazardous Waste Management Act of 1979, as amended, being Act 64 of the Public Acts of 1979;

        (c) Landlord is not aware of any outstanding citation or notice thereof or any violation of any environmental provision, requirement or condition respecting the Premises, nor is there any uncorrected condition on the Premises relating to any past citation;

        (d) There are no underground fuel or other storage tanks located upon the Premises; and

        (e)   To the best of Landlord's knowledge, there  are  no
   asbestos-containing  materials  or  urea   formaldehyde   foam
   insulation in, on or upon the Premises.

   25.  Indemnification as to Environmental Matters.

        (a) Landlord shall indemnify, defend and hold harmless Tenant from and against all loss, liability, damage and expense, including costs associated with administrative and judicial proceedings and attorneys' fees ever suffered or incurred by Tenant on account of (1) Landlord's or any prior tenant's failure, prior to the Commencement Date, to comply with any environmental health, safety or sanitation law, code, ordinance, rule or regulation or any interpretation or order of any regulatory or administrative authority with respect thereto relating to the Premises, including, but not limited to, CERCLA, RCRA, MERA and MHWMA, as amended; (2) any release of hazardous waste or substances occurring prior to the Commencement Date, from, on, upon or into the Premises;
   (3) any and all damages to natural resources or real property and/or harm or injury to persons resulting or alleged to have resulted from such failure to comply and/or release of hazardous materials or substances, which release or failure to comply occurred prior to the Commencement Date, or (4) any inaccuracy in or breach of the representations made by Landlord in Article 24 of this Lease. This indemnity shall continue as an obligation of Landlord notwithstanding Landlord's subsequent assignment of its interest under this Lease.

        (b) Tenant shall indemnify, defend and hold harmless Landlord from and against all loss, liability, damage and expense, including costs associated with administrative and judicial proceedings and attorneys' fees ever suffered or incurred by Landlord on account of (1) Tenant's failure, subsequent to the Commencement Date, to comply with any environmental health, safety or sanitation law, code, ordinance, rule or regulation or any interpretation or order of any regulatory or administrative authority with respect thereto relating to the Premises, including, but not limited to, CERCLA, RCRA, MERA and MHWMA, as amended; (2) any release of hazardous waste or substances occurring subsequent to the Commencement Date, from, on, upon or into the Premises; or
   (3) any and all damage to natural resources or real property and/or harm or injury to persons resulting or alleged to have resulted from such failure to comply and/or release of hazardous materials or substances, which release or failure to comply occurred subsequent to the Commencement Date.

   26.  Effective Date.   This Lease shall be effective as of the
month and day first above written, regardless of its date of actual execution.

    27.   Entire  Agreement.    This Lease  contains  the  entire
agreement of the parties with respect to the subject matter hereof. The parties hereby terminate and release each other from any prior lease relating to the Premises.

   28.  Counterparts.   This Lease may be executed in one or more
counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

    29. Recordation, Short Form. This Lease shall not be recorded. Landlord agrees, upon Tenant's request to execute a short form of this Lease, entitled Memorandum of Lease, substantially in the form attached hereto as on Exhibit D. Tenant will record such short form Lease and Landlord agrees to share equally in the cost and expense of doing so. The provisions of this Lease shall control, however, in regard to any omissions from said short form, or in respect of any provisions hereof which may be in conflict with such short form.

    30. Estoppel Certificate. Tenant and Landlord shall, from time to time, and upon written request by the other party, furnish the requesting party with a written statement, signed by such party and addressed to the person designated in such request, on the status of any matter pertaining to the Lease, including that, at the date of such statement to the best of such party's knowledge (i) the provisions and conditions of Lease have been complied with, (ii) there are no defaults by the requesting party known to the party signing such statement, (iii) the Lease is still in full force and effect, (iv) there has been no notice received by such party of any default which has not been cured. If any or all of (i), (ii), (iii) or (iv) are not stated in the affirmative in the statement, the statement shall describe the facts and matters which such party alleges prevents such affirmative statement.

      31. Collateral Assignment. Notwithstanding anything to the contrary contained in this Lease, Tenant may from time to time, upon prior written notice to Landlord, assign its interest in the Lease as collateral to an institutional lender or lenders as partial security for a loan or loans. Said assignment shall include a right to re-assign the Tenant's right, title and interest under the Lease subject to Landlord's consent, which consent shall not be unreasonably withheld or delayed. Within ten (10) days after request from Tenant, Landlord shall promptly execute documents evidencing its approval of an assignment consistent with this provision. Furthermore, Landlord hereby waives any statutory lien it may have on Tenant's property.

    32. Real Estate Broker. Landlord and Tenant each represent and warrant to the other that they have not dealt with any real estate broker or agent or any finder in connection with the transaction represented by this Lease. Landlord and Tenant each hereby indemnify and agree to save harmless the other party from and against the claims of or liability to any other real estate broker or agent or any finder for commissions or fees in connection with the transaction.

   33. Right of First Refusal. If Landlord makes a bona-fide offer to a third party, or receives a bona-fide offer from a third party which is acceptable to Landlord, for sale or transfer of the Premises, Landlord shall notify Tenant of the sale or transfer, the name of the offeror, the offered consideration and provisions of the offer. Within twenty (20) days after receipt of Landlord's notice, Tenant may elect by notice to Landlord to purchase the Premises, for the consideration and upon the other provisions stated in Landlord's notice; except that title shall close the later of thirty (30) days after Tenant elects to purchase, or the date agreed upon the offeror. Should Tenant fail to exercise this right to purchase within the time and in the manner required above, or waives such right in writing, Landlord shall be free to consummate the sale or transfer to the named offeror for the consideration and upon the other provisions set forth in Landlord's notice to Tenant; however, Landlord agrees that such sale or transfer shall be subject to the provisions of this Lease, including this right of first refusal. If such sale or transfer is not consummated within six (6) months after the expiration of the earlier of the date Tenant fails to exercise its right as hereinabove required or the date Tenant waives such right in writing, the rights granted to Tenant in this Article shall once again apply to the offer described above as well as to any new offer.

      This provision shall not apply to a sale or transfer of the Premises pursuant to a foreclosure of any institutional first mortgage or deed of trust, or deed in lieu of foreclosure, covering the Premises or to a transfer to an immediate family member of any member or partner of Landlord for estate planning purposes; provided, however, that the restrictions contained in this Article 33 shall bind the Landlord's heirs, executors, distributees, representatives, successors, permitted assigns, transferees and grantees other than the first mortgagee, as well as any successor, permitted assign, grantee or transferee of the first mortgagee.

   34. Right to Terminate. Tenant shall have the right at any time during the term of this Lease, by providing Landlord with prior written notice (the "Termination Notice"), to terminate this Lease. In such event, Tenant shall surrender possession of the Premises to Landlord on or before six (6) months after the date of the Termination Notice (the "Surrender Date"). In such event, this Lease shall expire on the Surrender Date.


   IN WITNESS WHEREOF, the parties have executed this Lease as of the day and year first above written.

                         LANDLORD:

                         FITZPATRICK PROPERTIES, LLC


                         By:_______________________
                              Daniel B. Fitzpatrick
                              Manager



                      TENANT:

                      BRAVOKILO, INC.


                      By:_________________________
                           John C. Firth
                           Executive Vice President





                             EXHIBIT A

                        Legal Description
                  (to be supplied by Landlord)



                         EXHIBIT B

                          Encumbrances
                  (to be supplied by Landlord)





















                            EXHIBIT C



     SUBORDINATION, NONDISTURBANCE AND ATTORNMENT AGREEMENT


      THIS SUBORDINATION, NONDISTURBANCE AND ATTORNMENT AGREEMENT
(this  "Agreement") is made and entered into as of the        day
of        ____________________,       by       and        between
________________________________________,   a                (the
"Lender"),              whose             address              is
_______________________________________________________,      and
Bravokilo, Inc., whose address is 4220 Edison Lakes Parkway, Mishawaka, Indiana 46545 (the "Tenant").

      WHEREAS, Lender has made a loan or is about to make a  loan to ______________________________________  (the  "Landlord")  secured
by   a mortgage  or  deed of trust (hereinafter called  the  "Mortgage")
covering a parcel of land described on Exhibit A-1 annexed hereto and made a part hereof, together with the improvements now or hereafter erected thereon (said parcel of land and improvements thereon being hereafter called the "Real Property"); and

      WHEREAS, by a certain lease heretofore entered into between Landlord and Tenant dated as of __________________ (the lease and all amendments, extensions and renewals thereto are hereinafter called the "Lease"), Landlord leased to Tenant a portion of the Real Property; and

      WHEREAS, a Memorandum of Lease dated _________________ was recorded in the land records of _____________________________, on
______________________, Document No. __________; and

      WHEREAS, as a condition precedent to Tenant's agreement to enter into the Lease, Tenant has required that Lender agree not to disturb Tenant's rights under the Lease, in return for which Tenant has agreed that the Lease will be subordinate to the lien of the Mortgage;

      NOW THEREFORE, in consideration of the foregoing and the mutual covenants herein contained, the parties agree as follows:

     1. Subordination. The Lease, the leasehold estate created thereby, and the rights of Tenant in, to or under the Lease and the portion of the Real Property, are hereby subjected and subordinated and shall remain in all respects and for all purposes subject, subordinate and junior to the lien of the Mortgage, as fully and with the same effect as if the Mortgage had been duly executed, acknowledged and recorded, and the indebtedness secured thereby had been fully disbursed, prior to the execution of the Lease, or possession of the portion of the Real Property by Tenant.

      2. Tenant Not to Be Disturbed. The parties acknowledge and agree that the Lease shall be subordinate to the lien of Lender provided that, so long as Tenant attorns to Lender and is not in default under the Lease, Lender shall not join Tenant as a party defendant in any action or proceeding foreclosing a Mortgage (unless required to foreclose the mortgage, and then only for such purpose and not for the purpose of termination of the Lease), in any eviction proceeding or in any action to terminate the Lease, and that Tenant's possession of the portion of the Real Property and Tenant's rights and privileges under the Lease, including but not limited to quiet enjoyment, or any extension or renewal thereof which may be exercised in accordance with the Lease, shall not be diminished or interfered with by Lender, Tenant's occupancy of the portion of the Real Property shall not be disturbed by Lender, and Lender agrees to cause Landlord's obligations under the Lease to be performed from and after the date it succeeds to Landlord's interest in the Premises. Notwithstanding the foregoing, Lender will not be liable for any act or omission of any prior landlord, including Landlord, unless such act or omission continues after Lender succeeds to the interest of Landlord. Lender will not be liable for any security deposits held by Landlord pursuant to the Lease unless such deposits are transferred to Lender.

      3. Tenant to Attorn to Lender. If the interests of Landlord shall be transferred to and owned by Lender by reason of foreclosure or other proceedings brought by it in lieu of or pursuant to a foreclosure, or by any other manner, and Lender succeeds to the interest of the Landlord under the Lease, Tenant shall be bound to Lender under all of the terms, covenants and conditions of the Lease for the balance of the term thereof remaining and any extensions or renewals thereof which may be exercised in accordance with any option therefor in the Lease, with the same force and effect as if Lender were the landlord under the Lease; and Tenant shall attorn to Lender, as its landlord, said attornment to be effective and self-operative immediately upon Lender succeeding to the interest of Landlord without the execution of any further instruments on the part of any of the parties hereto. The respective rights and obligations of Tenant and Lender under the Lease following such attornment shall be and are the same as now set forth in the Lease, it being the intention of the parties hereto for this purpose to incorporate the Lease in this Agreement by reference with the same force and effect as if set forth at length herein.

      4. Notice and Cure of Landlord's Default. Tenant agrees to send Lender a copy of any notice relating to a breach or default by Landlord under the Lease which Tenant intends to use as a basis to terminate the Lease. Tenant agrees that Lender, at its sole option and without obligation so to do, may cure any such default within a reasonable period, but in no event longer than sixty (60) days measured from the date that Tenant delivers a copy of such notice to Lender.

      5. No Modification. No modification, amendment, or release of any provision of this Agreement, or of any right, obligation, claim, or cause of action arising hereunder shall be valid or binding for any purpose whatsoever unless in writing and executed by the party against whom the same is sought to be asserted.

    6. Notices. All notices, requests, demands and other communications hereunder shall be in writing and shall be personally delivered or sent to the address set forth below by registered or certified mail, postage prepaid, return receipt requested, or by a recognized overnight delivery service, or delivered or sent by telex or telecopy and shall be deemed received (i) if personally delivered, the date of delivery to the address of the person to receive such notice (ii) if mailed three
(3) business days after the date of posting by U.S. Mail, (iii) if given by Federal Express, Airborne Express or a similar overnight delivery service, the following business day, or (iv) if sent by telex or telecopy, when confirmation of delivery is received:

     Landlord:__________________
              __________________
              __________________
              __________________

               Facsimile:___________________

     Tenant:   Bravokilo, Inc.
               Attention:  President
               4220 Edison Lakes Parkway
               Mishawaka, Indiana  46545
               Facsimile: (574) 243-4377

               With a copy to:

               Bravokilo, Inc.
               Attention:  General Counsel
               4220 Edison Lakes Parkway
               Mishawaka, Indiana  46545
               Facsimile: (574) 271-4613

Any party desiring change of address shall make such change known in writing to the other party. Properly mailed notices that are delivered to the place to which they are properly addressed shall be effective when received. If a properly mailed notice is delivered to the place to which it is properly addressed and is refused or unclaimed, notice shall be effective when delivered nevertheless. In the event a properly mailed and addressed notice from Landlord to Tenant is refused or unclaimed, Landlord may effectively serve such notice by delivery to the Premises, or by ordinary U.S. Mail effective upon mailing.

      7. Landlord Consent. Landlord is joining herein solely for the purpose of consenting to the terms and conditions of the Agreement and agreeing that Tenant may rely upon any and all notice from Lender relating to the rights of Lender hereunder and under the Mortgage.

      8. Successors and Assigns. This Agreement and each and every covenant, agreement and other provisions hereof shall be binding upon the parties hereto and their heirs, administrators, representatives, successors and assigns.

      9. Choice of Law. This Agreement is made and executed under and in all respects is to be governed and construed by the laws of the state in which the Real Property is located.

      10. Counterparts. This Agreement may be executed in any number of counterparts for the convenience of the parties, all of which, when taken together and after execution by all parties hereto, shall constitute one and the same Agreement.

     IN WITNESS WHEREOF, the parties hereto have each caused this Agreement to be executed as of the date first above written.


WITNESSES:                              TENANT:
                                   BRAVOKILO, INC.
_____________________
Name:________________              By:__________________________
                                        John C. Firth
                                        Executive Vice President
_____________________
Name:________________



WITNESSES:                              LENDER:

_____________________                 __________________________
Name:________________
                                   By:__________________________

Name:________________              Name:________________________

                                   Title:_______________________


     The foregoing Agreement is hereby consented and agreed to by the undersigned as set forth in Paragraph 7 hereof.

WITNESSES:                              LANDLORD:

_____________________                 __________________________
Name:________________
                                   By:__________________________

Name:________________              Name:________________________

                                   Title:_______________________


                          ACKNOWLEDGMENT

STATE OF INDIANA    )
                    ) SS:
COUNTY OF ST. JOSEPH     )

ON  THIS ___________ day of _______________, 2003, before me, the subscriber, personally appeared John C. Firth, to execute the within instrument; and that he signed his name thereto by like order as the free and voluntary act and deed of said Officer.

IN WITNESS WHEREOF, I have hereunto set my hand and affixed my seal the day and year first above written.

                                        ________________________
                                        Notary Public




                          ACKNOWLEDGMENT

STATE OF_________________)
                    ) SS:
COUNTY OF________________)

ON  THIS ___________ day of _______________, 2003, before me, the subscriber, personally appeared _____________________, to execute the within instrument; and that he signed his name thereto by like order as the free and voluntary act and deed of said
________________________________.

IN WITNESS WHEREOF, I have hereunto set my hand and affixed my seal the day and year first above written.


                                        _______________________
                                        Notary Public



                          ACKNOWLEDGMENT

STATE OF_________________)
                    ) SS:
COUNTY OF________________)

ON  THIS ___________ day of _______________, 2003, before me, the subscriber, personally appeared _____________________, to execute the within instrument; and that he signed his name thereto by like order as the free and voluntary act and deed of said
________________________________.

IN WITNESS WHEREOF, I have hereunto set my hand and affixed my seal the day and year first above written.

                                    ___________________________
                                        Notary Public







                            EXHIBIT D









                       Memorandum of Lease

      This  Memorandum of Lease Agreement is made by and  between
Fitzpatrick Properties, LLC, an Indiana limited liability company
("LANDLORD"),   and  Bravokilo,  Inc.,  an  Indiana   corporation
("TENANT").

        WHEREAS,   the   parties   executed   a   Lease   as   of
________________(the  "Lease")  that  relates  to  the   premises
described herein;

      WHEREAS, the parties desire to set forth a Memorandum of Lease for the purpose of recording the same in the ____________
County Clerk's Office, State of ____________.

      NOW, THEREFORE, in consideration of the foregoing premises and other good and valuable consideration, the parties agree as follows:

     1.   Description of Premises.

      The  LANDLORD and TENANT have entered into a lease  whereby
LANDLORD leased to the TENANT and the TENANT leased from the LANDLORD the following described premises:

     See Exhibit A

     2.   Commencement and Term.

      Said  Lease  is  for  an initial term  of  five  (5)  years commencing  on _________________and expiring December  28,  2008, unless terminated sooner as provided in the Lease. The Lease also grants TENANT the right and option to extend the term for four (4) successive periods of five (5) years each..

     3.   Complete Lease.

      A more complete lease is in the possession of both LANDLORD and TENANT. It is understood that this Memorandum of Lease shall be recorded in the __________ County Clerk's Office.


     4.   Competition.

     Landlord covenants and agrees that during the term of the Lease, no property owned by Landlord or its affiliates, directly or indirectly within one (1) mile of the Premises shall be used for a restaurant or any other business engaged in the retail sale of prepared foods for consumption on or off-premises.

     5.  Conflicts.

      In the event any conflicts exist between the terms of this Agreement and the terms of the Lease, the terms of the Lease shall control. Terms not defined herein have the same meaning as set forth in the Lease.


     Dated this ___ day of ___________, 2003.

Witness:                           LANDLORD:
                                   FITZPATRICK PROPERTIES, LLC
_____________________
Name:________________              By:__________________________
                                        Daniel B. Fitzpatrick
_____________________                   Manager
Name:________________



Witness:                           TENANT:
                                   BRAVOKILO, INC.
_____________________
Name:________________              By:__________________________
                                        John C. Firth
_____________________                   Executive Vice President
Name:

STATE OF INDIANA    )
                    ) SS:
COUNTY OF ST. JOSEPH     )

Before me, a Notary Public in and for said County and State, personally appeared on this date, John C. Firth, the Executive Vice President of Bravokilo, Inc., and acknowledged the execution of the foregoing document as the free act and deed of said corporation and his or her free act and deed as such Officer.

Witness  my  hand  and  Notarial  Seal,  this__________day   of
____________________ , 2003.

                                        _______________________
                                        (signature)
                                        _______________________
                                        (typed or printed name)

                                        Notary Public
My commission expires on:               My county of residence is:
________________, 20 ____               _________________________
                                        ____________________State

 STATE OF_________________)
                     ) SS:
COUNTY OF_________________)

Before me, a Notary Public in and for said County and State, personally appeared on this date, Daniel B. Fitzpatrick, the Manager of Fitzpatrick Properties, LLC, and acknowledged the execution of the foregoing document as the free act and deed of said corporation and his or her free act and deed as such Officer.

Witness  my  hand  and  Notarial  Seal,  this  _______   day   of
____________________ , 2003.

                                         _______________
                                        (signature)
                                         _______________
                                        (typed or printed name)

                                        Notary Public
My commission expires on:               My county of residence is:
________________, 20 ____               ________________County.
                                        ________________State



This document was prepared by James R. Meyer, Jr., 4220 Edison
Lakes Parkway, Mishawaka, IN 46545.


                            Exhibit A
                to a Memorandum of Lease between





Exhibit 4-Q
-----------------
                   FIRST AMENDMENT
                   -----------------

     This FIRST AMENDMENT dated as of the __ day of _________, 2003 (this "Amendment") amends (i) the Fourth Amended and Restated Revolving Credit Agreement dated as of May 30, 2002 (as amended hereby and as hereafter amended, restated, supplemented or otherwise modified from time to time, the "Credit Agreement") by and among Quality Dining, Inc., an Indiana corporation, and GAGHC, Inc., a Delaware corporation, as borrowers (the "Borrowers"), the banks now or hereafter parties signatory hereto (the "Banks"), and JP Morgan Chase Bank (as successor to Chase Bank of Texas, National Association), in its capacity as Administrative Agent for the Banks (in its capacity as such, and together with any successor administrative agent hereunder, the "Administrative Agent") and (ii) the Post Closing Agreement dated as of June 10, 2002 (as amended hereby and as hereafter amended, restated, supplemented or otherwise modified from time to time, the "Post Closing Agreement") by and among the Borrowers, the Banks and the Administrative Agent. Capitalized terms used in this Amendment and not otherwise defined have the meanings assigned to such terms in the Credit Agreement.

                      W I T N E S S E T H:

     WHEREAS,  the  Borrowers, the Banks and  the  Administrative
Agent are parties to the Credit Agreement;

     WHEREAS,  the  Borrowers, the Banks and  the  Administrative
Agent are also parties to the Post Closing Agreement; and

     WHEREAS, the Borrowers have requested that the Banks and the Administrative Agent amend certain provisions of the Credit
Agreement and the Post Closing Agreement.

     NOW, THEREFORE, in consideration of the mutual agreements herein contained, and for other good and valuable consideration the receipt and sufficiency of which are acknowledged, the parties hereto agree as follows:

SECTION 1.     AMENDMENT

     1.1 On the date this Amendment becomes effective, after satisfaction of each of the conditions set forth in Section 3
(the "Effective Date"):

          (a) Amendments to Article I of Credit Agreement. Article I of the Credit Agreement is amended as follows:

          (i) To replace the definition of "Consolidated Cash Flow" in its entirety to read as follows:

          ""Consolidated Cash Flow" of any person shall
          mean,  for  any period for which  the  amount
          thereof is to be determined, Consolidated Net
          Income  of such Person for such period,  plus
          (to   the   extent  deducted  in  determining
          Consolidated   Net   Income    and    without
          duplication to adjustments to net  income  of
          such  Person  (determined in accordance  with
          GAAP)   made   in   the   determination    of
          Consolidated  Net Income) (i) provisions  for
          any Federal, state or local taxes during such
          period, (ii) interest expense of such  Person
          during  such  period, (iii) depreciation  and
          amortization  of  such  Person  during   such
          period, (iv) BFBC-related Expenses during such period and (v) other non-cash income or expenses of such Person during such period."

          (ii) To add a new definition of the term "BFBC-related Expenses", to be inserted in alphabetical order, to read as follows:

          ""BFBC-related    Expenses"    shall     mean
          litigation  expenses (including court  costs,
          attorneys' fees and expenses, and other  out-
          of-pocket  costs) incurred  by  QDI  and  its
          Subsidiaries   in   connection    with    the
          litigation, and/or settlement, of  claims  of
          QDI  and/or its Subsidiaries against a former
          franchisee of the bagel business, BFBC  Ltd.,
          and   its   affiliates,  provided  that   the
          aggregate  amount  of  such  expenses   which
          constitute BFBC-related Expenses shall not exceed the aggregate amount of cash received by QDI in settlement of such claims."

          (b) Amendment to Section 5.13(a) of Credit Agreement. Section 5.13(a) of the Credit Agreement is amended to revise the parenthetical appearing in the third line of said section to read as follows:

          "(other than any Excluded Property and other than the Chili's Bar and Grill Restaurants located at 175 East City Avenue, Bala Cynwyd,
          PA  19004  (CH  #56) and at 739  West  DeKalb
          Pike, King of Prussia, PA 19406 (CH #58))"

          (c) Amendments to Post-Closing Agreement. Exhibit A to the Post-Closing Agreement is amended as follows:

          (i)  To delete any and all references therein to "BK13830"; and

          (ii) To insert at the end thereof a new sentence to read as follows:

          "Notwithstanding  the  foregoing,   Borrowers
          will   timely   order  from   Lawyers   Title
          Insurance  Corporation, for delivery  to  the
          Banks, the title insurance policies for  each
          of   the   sites  identified  below  promptly
          following Borrowers' receipt of the recorded copies of the applicable mortgages/deeds of trust for such sites:

                    BK14045        CH200
                    BK12980        CH1500
                    BK3260         CH1800

          (iii)     Notwithstanding the foregoing,  the
          title   insurance   policies   for   BK12945,
          BK13981, BK14142, and BK14045 will each have a face value of $800,000.

SECTION 2.     REPRESENTATIONS AND WARRANTIES

     2.1 To induce the Banks and the Administrative Agent to enter into this Amendment, each Borrower represents and warrants to the Banks and the Administrative Agent that as of the Effective Date, after giving effect to this Amendment, (i) no Default or Event of Default under the Credit Agreement has occurred and is continuing and (ii) the representations and warranties of each Borrower contained in the Credit Agreement are true and correct in all material respects.

SECTION 3.     CONDITIONS TO EFFECTIVENESS

     The   effectiveness  of  this  Amendment   is   subject   to
satisfaction of the following conditions:

     3.1 Representations and Warranties. The representations and warranties of the Borrowers contained in this Amendment are true and correct as of the Effective Date.

     3.2 Documents. The Administrative Agent shall have received all of the following:

          (a) Amendment. Counterparts of this Amendment, duly executed by the Borrowers, the Banks and the Administrative Agent.

          (b) Other. Such other documents as the Banks and the Administrative Agent may reasonably request.

SECTION 4.     MISCELLANEOUS

     4.1 Captions. The recitals to this Amendment (except for definitions) and the section captions used in this Amendment are for convenience only, and do not affect the construction of this Amendment.

     4.2 Governing Law; Severability. This Amendment shall be deemed to be a contract made under and governed by the internal laws
(and  not  the  law of conflicts) of the State of  Indiana.   Any
provision  of this Amendment which is prohibited or unenforceable
in   any   jurisdiction  shall,  as  to  such  jurisdiction,   be
ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions of this Amendment or affecting the validity or enforceability of such provision in any other jurisdiction.

4.3 Counterparts. This Amendment may be executed in any number of counterparts and by the different parties on separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

4.4 Successors and Assigns. This Amendment is binding upon and shall inure to the benefit of the Borrowers, the Banks and the Administrative Agent and their respective successors and assigns.

4.5 References. From and after the Effective Date, each reference in the Credit Agreement and the Post Closing Agreement to "this Agreement," "hereunder," "hereof," "herein," or words of like import, and each reference in the Credit Agreement, the Post Closing Agreement or any other Loan Document to the Credit Agreement, the Post Closing Agreement or to any term, condition or provision contained "thereunder," "thereof," "therein," or words of like import, means and shall be a reference to the Credit Agreement or the Post Closing Agreement (or such term, condition or provision, as applicable) as amended, supplemented, restated or otherwise modified by this Amendment.

4.6 Continued Effectiveness. Notwithstanding anything contained in this Amendment, the terms of this Amendment are not intended to and do not serve to effect a novation as to the Credit Agreement or the Post Closing Agreement. The parties to this Amendment expressly do not intend to extinguish the Credit Agreement or the Post Closing Agreement. Instead, it is the express intention of the parties to this Amendment to reaffirm the indebtedness created under the Credit Agreement. Each of the Credit Agreement and the Post Closing Agreement remains in full force and effect and the terms and provisions thereof, as modified hereby, are ratified and confirmed.

4.7 Costs, Expenses and Taxes. The Borrowers affirm and acknowledge that Section 10.4 of the Credit Agreement applies to this Amendment and the transactions and agreements and documents contemplated under this Amendment.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their respective officers thereunto duly authorized as of the day and year first above written.

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


                                 By:____________________________
                                      John C. Firth
                                      Executive Vice President,
                                      General Counsel and
                                      Secretary


                                 GAGHC, INC.


                                 By:___________________________
                                      John C. Firth
                                      Vice President


                                 JP MORGAN CHASE BANK, in its
                                 individual capacity and as
                                 Administrative Agent
                                 Address:  712 Main Street
                                           Houston, TX  77002
                                           Attention:  Michael
                                           Costello


                                 By:__________________________
                                      Name:___________________
                                      Title:__________________



BANK OF AMERICA NATIONAL ASSOCIATION
Address: 600 Peachtree Street, NE, 19th Floor
         Atlanta, GA   30308
         Attention: Daniel Holland
By:______________________
Name:____________________
Title:___________________





LASALLE BANK N.A.
Address: 120 S. LaSalle Street
         Chicago, IL 60603
         Attention: David Knapp
By:____________________
Name:__________________
Title:_________________





NATIONAL CITY BANK OF INDIANA
Address: 101 N. Main Street
	   Elkhart, IN  46516
	   Attention: Gary Graham
By:_____________________
Name:___________________
Title:__________________





THE NORTHERN TRUST COMPANY
Address: 50 S. LaSalle Street, B-2
         Chicago, IL  60675
         Attention:  Art Fogel
By:_______________________
Name:_____________________
Title:____________________






REAFFIRMATION OF SUBSIDIARY GUARANTY
Each of the undersigned guarantors hereby consents to the First Amendment to which this Reaffirmation of Subsidiary Guaranty is attached and agrees that each of the Loan Documents, as defined in the Credit Agreement
(as defined in said First Amendment), to which it is a party and each and every covenant, condition, obligation, representation (except those representations which relate only to a specific date, which are confirmed as of such date only), warranty and provisions set forth therein are, and shall continue to be, in full force and effect and are hereby confirmed, reaffirmed and ratified in all respects.
IN WITNESS WHEREOF, each of the undersigned has caused this Reaffirmation of Subsidiary Guaranty to be executed and delivered as of the ___ day of ______, 2003.







BRAVOKILO, INC.
SOUTHWEST DINING, INC.
GRAYLING CORPORATION
FULL SERVICE DINING, INC.
GRADY'S INC.
BRAVOGRAND, INC.
4220 Edison Lakes Parkway
Mishawaka, Indiana  46545
By:_____________________
Name:	John C. Firth
Title: Executive Vice President

GRADY'S AMERICAN GRILL, LP
4220 Edison Lakes Parkway
Mishawaka, Indiana  46545

By:  Grady's American Grill Restaurant
Corporation, as general partner
By:_______________________
Name:	John C. Firth
Title: President
GRADY'S AMERICAN GRILL
RESTAURANT CORPORATION
4220 Edison Lakes Parkway
Mishawaka, Indiana  46545
By:_____________________
Name:	John C. Firth
Title: President


GAGLC, INC.
4220 Edison Lakes Parkway
Mishawaka, Indiana  46545
By:_____________________
Name:	James W. Gallagher
Title: President






Exhibit 99.1
                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Quality Dining, Inc. (the "Company") on Form 10-Q for the period ending May 11, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel B. Fitzpatrick, Chairman of the Board, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Daniel B. Fitzpatrick
Daniel B. Fitzpatrick
Chairman of the Board, President and
Chief Executive Officer
June 24, 2003


A signed original of this written statement required by Section 906, or other document authenticating, acknowledging or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Quality Dining, Inc. and will be retained by Quality Dining, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 99.2
                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Quality Dining, Inc. (the "Company") on Form 10-Q for the period ending May 11, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John C. Firth, Executive Vice President and General Counsel (Principal Financial Officer) of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ John C. Firth
John C. Firth,
Executive Vice President and
General Counsel (Principal Financial Officer)
June 24, 2003


A signed original of this written statement required by Section 906, or other document authenticating, acknowledging or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Quality Dining, Inc. and will be retained by Quality Dining, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.