Form 10-Q
period 2003-08-03
QUALITY DINING INC
filed 2003-09-17
CIK 917126

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended August 3, 2003

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


                             (574) 271-4600
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes __X____           No ________

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes   No x

The number of shares of the registrant's common stock outstanding as of September 15, 2003 was 11,598,447.





                          QUALITY DINING, INC.
                      QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTER ENDED AUGUST 3, 2003
                                  INDEX


                                                                Page


PART I  - Financial Information


Item 1.   Consolidated Financial Statements (Unaudited):

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














Part I. FINANCIAL INFORMATION
Item 1. - CONSOLIDATED FINANCIAL STATEMENTS

                          QUALITY DINING, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                (In thousands, except per share amounts)

                                     Twelve Weeks Ended      Forty Weeks Ended
                                     August 3,  August 4,  August 3, August 4,
                                       2003       2002       2003      2002
Revenues:                            --------   --------   --------  --------
  Burger King                       $  27,851   $ 30,327   $ 87,244  $ 95,404
  Chili's Grill & Bar                  19,028     17,527     61,160    57,776
  Grady's American Grill                4,069      7,113     15,162    33,060
  Italian Dining Division               3,864      3,676     13,672    12,813
                                     --------   --------   --------  --------
Total revenues                         54,812     58,643    177,238   199,053
Operating expenses:                  --------   --------   --------  --------
  Restaurant operating expenses:
    Food and beverage                  14,807     16,103     48,172    55,791
    Payroll and benefits               16,092     16,962     52,218    58,630
    Depreciation and amortization       2,274      2,414      7,850     8,062
    Other operating expenses           15,066     15,089     48,361    51,353
                                     --------   --------   --------  --------
Total restaurant operating expenses    48,239     50,568    156,601   173,836
                                     --------   --------   --------  --------
Income from restaurant operations       6,573      8,075     20,637    25,217
  General and administrative            3,837      4,531     12,774    14,796
  Impairment of assets and
    facility closing costs                  -       (211)     4,411        (7)
  Amortization of intangibles             100         98        302       326
                                     --------   --------   --------  --------
Operating income                        2,636      3,657      3,150    10,102
                                     --------   --------   --------  --------
Other income (expense):
  Recovery of note receivable               -          -      3,459         -
  Stock purchase expense               (1,294)         -     (1,294)        -
  Interest expense                     (1,641)    (1,881)    (5,847)   (6,596)
  Gain (loss) on sale of property
    and equipment                         (24)       269        (28)      439
  Other income (expense), net             123        (62)       832       665
                                     --------   --------   --------  --------
Total other income (expense), net      (2,836)    (1,674)    (2,878)   (5,492)
                                     --------   --------   --------  --------
Income (loss) from continuing
  operations before income taxes         (200)     1,983        272     4,610
Income tax provision                      187        318        800     1,061
Income (loss) from continuing        --------   --------   --------  --------
  operations                             (387)     1,665       (528)    3,549
Income from discontinued
  operations, net of tax                  254         53        295       334
                                     --------   --------   --------  --------
Net income (loss)                    $   (133)  $  1,718   $   (233) $  3,883
                                     ========   ========   ========  ========
Basic net income (loss) per share:
    Continuing operations               (0.03)      0.15      (0.05)     0.32
    Discontinued operations              0.02          -       0.03      0.03
                                     --------   --------   --------  --------
Basic net income (loss) per share   $   (0.01)  $   0.15   $  (0.02) $   0.35
                                     ========   ========   ========  ========
Diluted net income (loss) per share:
    Continuing operations               (0.03)      0.15      (0.05)     0.31
    Discontinued operations              0.02          -       0.03      0.03
                                     --------   --------   --------  --------
Diluted net income (loss) per share $   (0.01)  $   0.15   $  (0.02) $   0.34
                                     ========   ========   ========  ========
Weighted average shares outstanding:
Basic                                  11,311     11,270     11,311    11,227
                                     ========   ========   ========  ========
Diluted                                11,311     11,617     11,311    11,476
                                     ========   ========   ========  ========
See Notes to Consolidated Financial Statements.





                          QUALITY DINING, INC.
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                         (Dollars in thousands)

                                                    August 3,     October 27,
                                                     2003            2002
ASSETS                                            ----------      -----------
Current assets:
  Cash and cash equivalents                       $    667          $  1,021
  Accounts receivable                                1,471             1,615
  Inventories                                        1,768             1,843
  Deferred income taxes                              2,487             2,356
  Assets held for sale                                 880             3,673
  Other current assets                               1,935             2,222
                                                  --------          --------
Total current assets                                 9,208            12,730
                                                  --------          --------
Property and equipment, net                        106,247           107,586
                                                  --------          --------
Other assets:
  Deferred income taxes                              7,513             7,644
  Trademarks, net                                    1,508             5,317
  Franchise fees and development fees, net           8,954             9,379
  Goodwill                                           7,960             7,960
  Liquor licenses, net                               2,644             2,653
  Other                                              3,366             3,672
                                                  --------          --------
Total other assets                                  31,945            36,625
                                                  --------          --------
Total assets                                      $147,400          $156,941
                                                  ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capitalized leases
    and long-term debt                            $  2,158          $  1,978
  Accounts payable                                   6,031             9,884
  Accrued liabilities                               20,741            20,295
                                                  --------          --------
Total current liabilities                           28,930            32,157

Long-term debt                                      88,301            95,305
Capitalized leases principally to related
  parties, less current portion                      3,284             3,726
                                                  --------          --------
Total liabilities                                  120,515           131,188
                                                  --------          --------
Stockholders' equity:
  Preferred stock, without par value:
    5,000,000 shares authorized; none issued             -                 -
  Common stock, without par value: 50,000,000
    shares authorized; 12,957,447 and 12,969,672
    shares issued, respectively                         28                28
  Additional paid-in capital                       238,700           237,434
  Accumulated deficit                             (207,619)         (207,386)
  Unearned compensation                               (601)             (700)
                                                  --------          --------
                                                    30,508            29,376
  Treasury stock, at cost, 1,360,573
    and 1,360,573 shares, respectively              (3,623)           (3,623)
                                                  --------          --------
Total stockholders' equity                          26,885            25,753
                                                  --------          --------
Total liabilities and stockholders' equity        $147,400          $156,941
                                                  ========          ========
See Notes to Consolidated Financial Statements.



                          QUALITY DINING, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                             (In thousands)


                                                    Forty Weeks Ended
                                                      August 3,    August 4,
                                                        2003         2002
Cash flows from operating activities:                 --------     --------
  Net income (loss)                                  $   (233)    $  3,883
  Income from discontinued operations                    (295)        (334)
  Adjustments to reconcile net income to net
   cash provided by operating activities of
   continuing operations:
    Depreciation and amortization of
      property and equipment                             7,596       7,805
    Amortization of other assets                         1,219       1,232
    Impairment of assets                                 4,411           -
    Stock purchase expense                               1,294           -
    Gain on sale of property and equipment                (187)       (439)
    Amortization of unearned compensation                   71         267
    Changes in current assets and current liabilities:
      Net increase in current assets                       506         132
      Net increase (decrease) in current liabilities    (3,407)        620
                                                       -------     -------
 Net cash provided by operating
        activities of continuing operations             10,975      13,166
                                                       -------     -------
Cash flows from investing activities:
  Proceeds from the sale of property and equipment       3,665      11,457
  Purchase of property and equipment                    (7,841)    (10,036)
  Purchase of other assets                                (501)       (787)
  Other                                                    255         (16)
                                                       -------     -------
Net cash provided by (used for) investing activities    (4,422)        618
                                                       -------     -------
Cash flows from financing activities:
  Borrowings of long-term debt                          36,689      77,590
  Repayment of long-term debt                          (43,567)    (91,139)
  Payment for stock subject to redemption                    -        (264)
  Loan financing fees                                        -        (469)
  Repayment of capitalized lease obligations              (388)       (369)
                                                       -------     -------
Net cash used by financing activities                   (7,266)    (14,651)
                                                       -------     -------
Cash provided by discontinued operations                   359         448
                                                       -------     -------
Net decrease in cash and cash equivalents                 (354)       (419)
Cash and cash equivalents, beginning of period           1,021       2,070
                                                       -------     -------
Cash and cash equivalents, end of period              $    667     $ 1,651
                                                       =======     =======


See Notes to Consolidated Financial Statements.



                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             August 3, 2003
                               (Unaudited)

Note 1:  Description of Business.

Quality Dining, Inc. (the "Company") operates four distinct restaurant concepts. It owns the Grady's American Grill(r) and two Italian Dining concepts and operates Burger King(r) restaurants and Chili's Grill & Bar(r) ("Chili's") as a franchisee of Burger King Corporation and Brinker International, Inc. ("Brinker"), respectively. The Company operates its Italian Dining restaurants under the tradenames of Spageddies Italian Kitchen(r) ("Spageddies"(r)) and Papa Vino's (TM) Italian Kitchen ("Papa Vino's"). As of August 3, 2003, the Company operated 177 restaurants, including 118 Burger King restaurants, 37 Chili's, 13 Grady's American Grill restaurants, three Spageddies and six Papa Vino's.

Note 2:  Summary of Significant Accounting Policies.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Quality Dining, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the 40-week period ended August 3, 2003 are not necessarily indicative of the results that may be expected for the 52-week year ending October 26, 2003.

These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended October 27, 2002 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

As a result of the adoption of Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company has classified the revenues, expenses and related assets and liabilities of three Grady's American Grill restaurants that were sold in 2003 and one Grady's American Grill that is held for sale, as discontinued operations in the accompanying consolidated financial statements.


Intangible Assets

Franchise Fees and Development Fees - The Company's Burger King and Chili's franchise agreements require the payment of a franchise fee for each restaurant opened. Franchise fees are deferred and amortized on the straight-line method over the lives of the respective franchise agreements. Development fees paid to Brinker were deferred and expensed in the period the related restaurants were opened. Franchise fees are being amortized on a straight-line basis, generally over 20 years.





                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             August 3, 2003
                               (Unaudited)

Trademarks - The Company owns the trademarks for its Grady's American Grill, Spageddies Italian Kitchen and Papa Vino's Italian Kitchen. During the second quarter of fiscal 2003 the Company recorded an impairment charge of $4,411,000, consisting of a reduction in the net book value of the Grady's American Grill trademark of $2,882,000 and in the net book value of certain fixed assets of $1,529,000. The net book value of the Grady's American Grill trademark was $1,427,000 as of August 3, 2003. During the second quarter of fiscal 2003 the Company reviewed the useful life of the Grady's American Grill trademark and determined that the remaining useful life should be reduced from 15 years to five years. In determining the fair value of the impaired assets, the Company relied primarily on the discounted cash flow analyses that incorporated an investment horizon of five years and utilized a risk adjusted discount factor.

Below are the gross carrying amount and accumulated amortization of the trademarks, franchise fees and development fees as of August 3, 2003.


Amortized Intangible Assets
---------------------------
                                             As of August 3, 2003
                                       --------------------------------
                                      Gross Carrying        Accumulated
                                         Amount             Amortization
                                        ($000s)               ($000s)
Amortized intangible assets:            -------               -------
  Trademarks                           $  2,015              $   (507)
  Franchise fees and development fees    14,762                (5,808)
                                        -------               -------
Total                                  $ 16,777              $ (6,315)
                                        =======               =======


The Company's intangible asset amortization expense for the twelve week and the forty week periods ending August 3, 2003 was $241,000 and $841,000, respectively, as compared to $266,000 and $887,000 for the comparable periods in fiscal 2002. The estimated intangible amortization expense for each of the next five years is $1,042,000.


Goodwill - The Company operates four distinct restaurant concepts in the food-service industry. It owns the Grady's American Grill and two Italian Dining concepts and operates Burger King restaurants and Chili's Grill & Bar restaurants as a franchisee of Burger King Corporation and Brinker International, Inc., respectively. The Company has identified each restaurant concept as an operating segment based on management structure and internal reporting. The Company has two operating segments with goodwill - Chili's Grill & Bar and Burger King. The Company had a total of $7,960,000 in goodwill as of August 3, 2003. The Chili's Grill and Bar operating segment had $6,902,000 of goodwill and the Burger King operating segment had $1,058,000 of goodwill.






                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             August 3, 2003
                               (Unaudited)
Stock Options

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

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value method as prescribed by SFAS 123, the Company's net earnings (loss) and net earnings (loss) per share would have been the pro forma amounts indicated below:

                                        Twelve Weeks Ended   Forty Weeks Ended
                                         August 3, August 4, August 3, August 4,
                                           2003      2002      2003      2002
                                         --------  --------  --------  --------

(In thousands, except per share amounts)
---------------------------------------
Net income (loss), as reported            $  (133)  $ 1,718   $  (233) $  3,883


Deduct: Total stock option based employee
compensation expense determined by using
the Black-Scholes option pricing model,
net of related tax effects                $    (8)  $   (11)  $   (28) $   (37)
                                            -----     -----     -----    -----
Net income (loss), pro forma              $  (141)  $ 1,707   $  (261) $ 3,846
                                            =====     =====     =====    =====

Basic net income (loss) per common share,
as reported                               $(0.01)    $ 0.15   $ (0.02) $  0.35
                                           =====      =====     =====    =====
Basic net income (loss) per common share,
pro forma                                 $(0.01)    $ 0.10   $( 0.02) $  0.35
                                           =====      =====     =====    =====



Stock Purchase Expense

During the third quarter of fiscal 2003, the Chairman and Chief
Executive Officer of the Company Daniel B. Fitzpatrick, purchased all 1,148,014 shares of the Company's common stock, owned by NBO, LLC ("NBO"), for approximately $4.1 million. The Company was required to take a one-time non-cash charge of $1,294,000, which is equal to the premium to the market price that Mr. Fitzpatrick paid for the shares. There was also a corresponding increase in the Company's additional paid-in capital of $1,294,000.

                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             August 3, 2003
                               (Unaudited)
New Pronouncements

Consolidation of Variable Interest Entities: In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. FIN 46 is effective for periods after June 15, 2003 for variable interest entities in which the Company holds a variable interest it acquired before February 1, 2003. The Company is still assessing the impact, if any, the interpretation will have on the Company's financial statements.

Reclassifications

To  enhance  comparative  data, management concluded  during  the  third quarter of fiscal 2003 that sales of promotional items, consisting primarily of toys accompanying kids meals in the quick service segment, should be reported as revenues. Previously, these items were immaterial in amount and the value attributable to them was recorded as an offset to other restaurant operating expense. Amounts reported in prior periods have been reclassified to conform to the current quarter's presentation. For all periods presented, the reclassifications result in an increase of approximately 1% in consolidated revenue and restaurant operating expenses as compared to amounts previously reported. Such reclassifications had no impact on previously reported income from restaurant operations, operating income, net income, or stockholders' equity.


Note 3: Acquisitions and Dispositions.

During the first forty weeks of fiscal 2003, the Company sold three of its Grady's American Grill restaurants. One restaurant was sold during the second quarter of fiscal 2003 and two were sold in the third quarter of fiscal 2003. Subsequent to August 3, 2003, the Company sold one additional Grady's American Grill restaurant.

As discussed in Note 2, discontinued operations includes the revenues and expenses of the four Grady's American Grill restaurants that either had been sold or were being held for sale as of August 3, 2003. The decision to dispose of the four locations reflects the Company's ongoing process of evaluating the performance of the Grady's American Grill restaurants and using the proceeds from dispositions to reduce debt. Assets held for sale includes property, plant and equipment totaling $880,000 as of August 3, 2003. As of August 3, 2003, the net book value of Grady's American Grill's tangible long-lived and intangible assets was $11,692,000 and $1,427,000, respectively.


                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             August 3, 2003
                               (Unaudited)




Net income from discontinued operations for the periods ended August 3, 2003, and August 4, 2002 were made up of the following components:

                                      Twelve Weeks Ended   Forty Weeks Ended
                                      August 3, August 4,  August 3, August 4,
                                        2003        2002     2003      2002
                                      --------  --------   --------- ---------

(In thousands, except per share amounts)
----------------------------------------
Revenue  discontinued operations      $    303  $  1,377    $  3,197  $  4,910
Income discontinued
  Restaurant operations                     32        59         252       353
Store closing expense                      (50)        -        (163)        -
Gain on sale of assets                     275         -         215         -
                                       -------    ------      ------    ------
Income before taxes                        257        59         304       353
Income    tax    provision                  (3)       (6)         (9)      (19)
Income from                            -------    ------      ------    ------
  discontinued operations             $    254   $    53    $    295   $   334
                                       =======    ======      ======    ======
Basic and diluted net income per
  share from discontinued operations  $   0.02   $     -    $   0.03   $  0.03
                                       =======    ======      ======    ======

Note 4:  Commitments.

As   of   August  3,  2003,  the  Company  had  commitments  aggregating approximately $50,000 for restaurant construction and the purchase of new equipment.


Note 5:  Debt Instruments.

As of August 3, 2003, the Company had a financing package totaling $109,066,000, consisting of a $60,000,000 revolving credit agreement and a $49,066,000 mortgage facility (the "Mortgage Facility"), as described below.

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


                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             August 3, 2003
                               (Unaudited)

On  June  10, 2002, the Company refinanced its prior $76,000,000  credit facility with a $60,000,000 revolving credit agreement with JP Morgan Chase Bank, as agent, and four other banks (the "Bank Facility"). The weighted average borrowing rate under the Bank Facility on August 3, 2003 was 4.21%. The Company had $12,829,000 available under the Bank Facility as of August 3, 2003. The Bank Facility is collateralized by the stock of certain subsidiaries of the Company, certain interests in the Company's franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's real and personal property not pledged in the Mortgage Facility.

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


The Company was in compliance with all of its debt covenants as of August 3, 2003.



                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             August 3, 2003
                               (Unaudited)


Note 6: Earnings (Loss) Per Share.

The Company had outstanding at August 3, 2003 common shares totaling 11,598,447. The Company has also granted options to purchase common shares to its employees and outside directors. These options have a dilutive effect on the calculation of earnings per share for the twelve and forty week periods ended August 3, 2003. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS 128.

                                    Twelve weeks ended     Forty weeks ended
                                    August 3, August 4,   August 3, August 4,
                                      2003      2002        2003      2002
                                    -------   -------     -------    -------
(In thousands, except per share amounts)

Basic net income (loss) per share:
Net income (loss) available to
  common shareholders (numerator)   $  (133)  $ 1,718    $  (233)    $ 3,883
                                    =======   =======    =======     =======
Weighted average common shares
  outstanding (denominator)          11,311    11,270     11,311      11,227
                                    =======   =======    =======     =======
Basic net income (loss) per share   $ (0.01)  $  0.15    $ (0.02)    $  0.35
                                    =======   =======    =======     =======


                                    Twelve weeks ended     Forty weeks ended
                                    August 3,  August 4,  August 3, August 4,
                                      2003       2002       2003      2002
                                    -------   -------     -------   -------
(In thousands, except per share amounts)

Diluted net income (loss) per share:
Net income (loss) available to
 common shareholders (numerator)     $  (133)  $ 1,718    $  (233)  $ 3,883
                                     =======   =======     =======  =======
Weighted average common shares
  outstanding                         11,311    11,270     11,311    11,227
Effect of dilutive securities:
  Options on common stock                  -       347          -       249
Total common shares and dilutive     -------   -------     -------  -------
  securities(denominator)             11,311    11,617      11,311   11,476
                                     =======   =======     =======  =======
Diluted net income (loss) per share  $ (0.01)  $  0.15     $ (0.02) $  0.34
                                     =======   =======     =======  =======

For the twelve and forty week periods ended August 3, 2003, 10,000 and 14,000 options, respectively, were excluded from the diluted earnings per share calculations because to do so would have been anti-dilutive.


                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             August 3, 2003
                               (Unaudited)


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

                              Full          Quick
(Dollars in thousands)      Service        Service        Other  Total
------------------------------------------------------------------------

Third quarter fiscal 2003
---------------------------
Revenues                   $  26,961     $  27,851     $    -   $ 54,812
Income from restaurant
  operations                   2,936         3,616         21      6,573

Operating income (loss)        1,592         1,317       (273)  $  2,636
Interest expense                                                  (1,641)
Other expense                                                     (1,195)
Loss before income                                                ------
  taxes                                                         $   (200)
                                                                  ======
Depreciation and
  amortization                 1,148         1,135        226      2,509



Third quarter fiscal 2002
---------------------------
Revenues                   $  28,316     $  30,327   $      -   $ 58,643
Income from restaurant
  operations                   3,287         4,786          2      8,075

Operating income (loss)        1,694         2,059        (96)  $  3,657
Interest expense                                                  (1,881)
Other income                                                         207
Income before income                                              ------
  taxes                                                          $ 1,983
                                                                  ======
Depreciation and
  amortization                 1,334         1,104        328      2,766



                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             August 3, 2003
                               (Unaudited)


                              Full          Quick
(Dollars in thousands)      Service        Service     Other     Total
------------------------------------------------------------------------


First forty weeks of fiscal 2003
--------------------------------
Revenues                   $  89,994     $  87,244    $     -   $177,238
Income from restaurant
  operations                  11,096         9,472         69     20,637

Operating income (loss)(1)     2,133         1,853       (836)  $  3,150
Interest expense                                                  (5,847)
Other income                                                       2,969
Income before income                                              ------
  taxes                                                         $    272
                                                                  ======
Depreciation and
  amortization                 4,064         3,847        904      8,815




First forty weeks of fiscal 2002
--------------------------------
Revenues                   $ 103,649     $  95,404    $     -   $199,053
Income from restaurant
  operations                  12,430        12,785          2     25,217

Operating income (loss)        6,523         4,256       (677)  $ 10,102
Interest expense                                                  (6,596)
Other income                                                       1,104
Income before income                                              ------
  taxes                                                         $  4,610
                                                                  ======
Depreciation and
  amortization                 4,623         3,511        903      9,037



(1) Includes charges for the impairment of assets totaling $4,411,000 in the Full Service segment.



                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             August 3, 2003
                               (Unaudited)
Note 8:  Contingencies.

As previously reported, the Company had been party to a lawsuit with BFBC Ltd ("BFBC"), a former franchisee of Bruegger's Bagels, and certain principals of BFBC (the "Franchisee Parties").

During the second quarter of fiscal 2003, the Company entered into a settlement agreement with the Franchisee Parties that provided for a cash payment by the Franchisee Parties to the Company in the amount of $3.75 million and the dismissal of all remaining claims in the lawsuit. Subsequent to the end of the second quarter of fiscal 2003, and ancillary to the BFBC settlement, the Company transferred to Bruegger's Corporation's senior secured lender the Company's interest in the $10.7 million Subordinated Note issued by Bruegger's Corporation to the Company in connection with the divestiture of the Company's bagel-related businesses in 1997. The Company received payment of $55,000 for the Subordinated Note. The Company had previously reserved for the full amount of the Subordinated Note. Accordingly, the Company recorded a $55,000 gain in respect of this payment in the third quarter of fiscal 2003.

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


                                        Twelve Weeks Ended  Forty Weeks Ended
                                        August 3, August 4, August 3, August 4,
                                          2003      2002      2003      2002
                                         -----     -----      -----    -----
Total revenues                           100.0%    100.0%     100.0%   100.0%

Operating expenses:
  Restaurant operating expenses
    Food and beverage                     27.0       27.5      27.2     28.0
    Payroll and benefits                  29.4       28.9      29.5     29.5
    Depreciation and amortization          4.1        4.1       4.4      4.1
    Other operating expenses              27.5       25.7      27.3     25.8
                                         -----      -----     -----    -----
Total restaurant operating expenses       88.0       86.2      88.4     87.4
                                         -----      -----     -----    -----
Income from operations                    12.0       13.8      11.6     12.6
                                         -----      -----     -----    -----
  General and administrative               7.0        7.7       7.2      7.4
  Impairment of assets and
    facility closing costs                   -       (0.3)      2.5        -
  Amortization of intangibles              0.2        0.2       0.2      0.2
                                         -----      -----     -----    -----
Operating income                           4.8        6.2       1.7      5.0
                                         -----      -----     -----    -----
Other income (expense):
  Recovery of note receivable                -          -       2.0        -
  Stock purchase expense                  (2.4)         -      (0.7)       -
  Interest expense                        (3.0)      (3.2)     (3.3)    (3.3)
  Other income (expense), net              0.2        0.4       0.5      0.5
                                         -----      -----     -----    -----
Total other income (expense), net         (5.2)      (2.8)     (1.5)    (2.8)
                                         -----      -----     -----    -----
Income (loss) from continuing operations
 before income taxes                      (0.4)       3.4       0.2      2.2
Income tax provision                       0.3        0.5       0.5      0.5
                                         -----      -----     -----    -----
Income (loss) from continuing operations  (0.7)       2.9      (0.3)     1.7
Income (loss) from discontinued
  operations                               0.5        0.1       0.2      0.2
                                         -----      -----     -----    -----
Net Income (loss)                         (0.2)%      3.0%     (0.1)%    1.9%
                                         =====      =====     =====    =====


Item  2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (continued)

Restaurant sales for the Company were $54,812,000 for the third quarter of fiscal 2003 versus $58,643,000 for the comparable period in fiscal 2002, a decrease of $3,831,000. Restaurant sales for the first forty weeks of fiscal 2003 were $177,238,000 versus $199,053,000 for the comparable period in fiscal 2002, a decrease of $21,815,000.

The Company's Burger King restaurant sales were $27,851,000 in the third quarter of fiscal 2003 compared to sales of $30,327,000 in the same period of fiscal 2002, a decrease of $2,476,000. The Company had increased revenue of $642,000 due to additional sales weeks from three new restaurants opened in fiscal 2003 and two restaurants opened in fiscal 2002. The Company's Burger King restaurants had average weekly sales of $19,825 in the third quarter of fiscal 2003 versus $21,865 in the same period in fiscal 2002. Sales at restaurants open for more than one year decreased 9.8% in the third quarter of fiscal 2003 when compared to the same period in fiscal 2002. Sales decreased $8,160,000 to $87,244,000 for the first forty weeks of fiscal 2003 compared to $95,404,000 for the comparable period in fiscal 2002. The Company had increased revenue of $2,204,000 due to additional sales weeks from three restaurants opened in fiscal 2003 and two restaurants opened in fiscal 2002. Average weekly sales were $18,802 in the first forty weeks of fiscal 2003 versus $20,593 in the same period in fiscal 2002. Sales at restaurants open for more than one year decreased 9.0% in the first forty weeks of fiscal 2003 when compared to the same period in fiscal 2002. The Company believes that the decrease in comparable store sales was mainly due to fierce price competition in the quick service hamburger segment.

To  enhance  comparative  data, management concluded  during  the  third quarter of fiscal 2003 that sales of promotional items, consisting primarily of toys accompanying kids meals in the quick service segment, should be reported as revenues. Previously, these items were immaterial in amount and the value attributable to them was recorded as an offset to other restaurant operating expense. Amounts reported in prior periods have been reclassified to conform to the current quarter's presentation. For all periods presented, the reclassifications result in an increase of approximately 1% in consolidated revenue and restaurant operating expenses as compared to amounts previously reported. Such reclassifications had no impact on previously reported income from restaurant operations, operating income, net income, or stockholders' equity.

The Company's Chili's Grill & Bar restaurant sales increased $1,501,000 to $19,028,000 in the third quarter of fiscal 2003 compared to $17,527,000 in the same period in fiscal 2002. The Company had increased revenue of $1,016,000 due to additional sales weeks from one restaurant opened during fiscal 2002 and three restaurants opened in fiscal 2003. Average weekly sales increased to $45,630 in the third quarter of fiscal 2003 versus $44,259 in the same period of fiscal 2002. Sales at restaurants open for more than one year increased 2.8% in the third quarter of fiscal 2003 when compared to the same period in fiscal 2002. Sales for the first forty weeks of fiscal 2003 increased $3,384,000 to $61,160,000 compared to $57,776,000 for the same period in fiscal 2002. The Company had increased revenue of $2,248,000 due to additional sales weeks from one new restaurant opened during fiscal 2002 and three opened in fiscal 2003. The average weekly sales were $44,675 in the first forty weeks of fiscal 2003 versus $43,770 in the same period in fiscal 2002. Sales at restaurants open for more than one year increased 2.4% in the first forty weeks of fiscal 2003 when compared to the same period in fiscal 2002. The Company believes that the increase in average weekly sales was mainly due to successful operational and marketing initiatives by both the Company and the franchisor.

Sales in the Company's Grady's American Grill restaurant division were $4,069,000 in the third quarter of fiscal 2003 compared to sales of $7,113,000 in the same period in fiscal 2002, a decrease of $3,044,000. The Company had seven units open during the third quarter of fiscal 2002 that were not open in the same period of fiscal 2003. The closed units contributed approximately $1,852,000 to the sales decrease during fiscal 2003. As required by Statement of Financial Accounting Standards No. 144 (SFAS 144) Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations for four restaurants sold in fiscal 2003 have been classified as discontinued operations for all periods reported. The remaining twelve Grady's American Grill restaurants had average weekly sales of $28,261 in the third quarter of fiscal 2003 versus $36,533 in the same period in fiscal 2002.

Item  2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (continued)

Sales at restaurants open for more than one year decreased 22.0% in the third quarter of fiscal 2003 when compared to the same period in fiscal 2002. Sales for the first forty weeks of fiscal 2003 were $15,162,000 compared to $33,060,000 for the same period in fiscal 2002, a decrease of $17,898,000. The absence of the closed restaurants contributed approximately $13,393,000 to the sales decrease. Average weekly sales, for the remaining twelve restaurants, were $31,590 in the first forty weeks of fiscal 2003 versus $40,843 in the same period in fiscal 2002. Sales at restaurants open for more than one year decreased 23.0% in the first forty weeks of fiscal 2003 when compared to the same period in fiscal 2002.

During the second quarter of fiscal 2003 the Company closed three Grady's American Grill restaurants. The Company sold one of the closed restaurants in the second quarter of fiscal 2003, receiving net proceeds of $571,000. The Company sold two restaurants in the third quarter of fiscal 2003, receiving net proceeds of $3,041,000. The Company sold one restaurant in the fourth quarter of fiscal 2003, receiving net proceeds of $1,130,000. In light of these disposals and the continued decline in sales and cash flow in its Grady's American Grill division, in the second quarter of fiscal 2003, the Company reviewed the carrying amounts for the balance of its Grady's American Grill Restaurant assets. The Company estimated the future cash flows expected to result from the continued operation and the residual value of the remaining restaurant locations in the division and concluded that, in eight locations, the undiscounted estimated future cash flows were less than the carrying amount of the related assets. Accordingly, the Company concluded that these assets had been impaired. The Company measured the impairment and recorded an impairment charge related to these assets aggregating $4,411,000 in the second quarter of fiscal 2003.

In determining the fair value of the aforementioned restaurants, the Company relied primarily on discounted cash flow analyses that incorporated an investment horizon of five years and utilized a risk adjusted discount factor.

In connection with the impairment charge discussed above the Company also reviewed the remaining useful life of the Grady's American Grill trademark. In light of the continuing negative trends in both sales and cash flows, the increase in the pervasiveness in these declines amongst individual stores, and the accelerating rate of decline in both sales and cash flow, the Company determined that the useful life of the Grady's American Grill trademark should be reduced from 15 to five years. As part of the above impairment charge, the Company reduced the net book value of the Grady's American Grill trademark by $2,882,000 and reduced the net book value of certain fixed assets by $1,529,000.

The Company continues to pursue various management actions in response to the negative trend in its Grady's business, including evaluating strategic business alternatives for the division both as a whole and at each of its restaurant locations.

The Company's Italian Dining Division restaurant sales increased $188,000 to $3,864,000 in the third quarter of fiscal 2003 compared to $3,676,000 in the same period in fiscal 2002. The Company had increased revenue of $465,000 due to additional sales weeks from one restaurant opened during fiscal 2002. The average weekly sales were $35,776 in the third quarter of fiscal 2003 versus $38,292 in the same period of fiscal 2002. Sales at restaurants open for more than one year decreased 7.5% in the third quarter of fiscal 2003 when compared to the same period in fiscal 2002. Sales for the first forty weeks of fiscal 2003 increased $859,000 to $13,672,000 compared to $12,813,000 for the same period in fiscal 2002. The Company had increased revenue of $1,695,000 due to additional sales weeks from one restaurant opened during fiscal 2002. The average weekly sales were $37,976 in the first forty weeks of fiscal 2003 versus $40,041 in the same period in fiscal 2002. Sales at restaurants open for more than one year decreased 6.5% in the first forty weeks of fiscal 2003 when compared to the same period in fiscal 2002. The Company believes that the decrease in comparable store sales was mainly due to competitive intrusion and generally unfavorable economic conditions in the Detroit, Michigan area where five of the Company's nine Italian Dining restaurants are located.




Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Total restaurant operating expenses, as a percentage of restaurant sales, increased to 88.0% for the third quarter of fiscal 2003 versus 86.2% in the third quarter of fiscal 2002, and 88.4% in the first forty weeks of fiscal 2003 versus 87.4% in the same period of fiscal 2002. The following factors influenced the operating margins.

Food and beverage costs decreased to 27.0% of total revenues in the third quarter of fiscal 2003 compared to 27.5% of total revenues in the same period in fiscal 2002, and 27.2% in the first forty weeks of fiscal 2003 compared to 28.0% in the same period of fiscal 2002. Food and beverage costs, as a percentage of sales, in the quick service segment were consistent in the third quarter of fiscal 2003 when compared to the third quarter of fiscal 2002. During the first forty-weeks of fiscal 2003 food and beverage costs, as a percentage of sales, improved in the quick service segment.

The improvement was mainly due to improved margins in the Company's Grand Rapids, Michigan Burger King market. The Company acquired these restaurants on October 15, 2001, and since the acquisition has made progress in reducing food costs as a percentage of sales. The full service segment's food and beverage costs, as a percentage of sales, were lower in the third quarter and the first forty weeks of fiscal 2003 versus the same periods in fiscal 2002. The decrease was mainly due to the reduced number of Grady's American Grill restaurants, which historically have had higher food and beverage costs, as a percentage of total restaurant sales, than the Company's other full service concepts.

Payroll and benefits were 29.4% of total revenues in the third quarter of fiscal 2003 compared to 28.9% in the same period of fiscal 2002. Payroll and benefits were 29.5% of total revenues in the first forty weeks of fiscal 2003, consistent with the 29.5% in the same period of fiscal 2002. Payroll and benefits, as a percentage of sales, increased in the quick service segment and decreased in the full service segment. The increase in the quick service segment was mainly due to a decrease in average weekly sales. The decrease in the full service segment was mainly due to the reduced number of Grady's American Grill restaurants, which historically have had higher payroll and benefit costs, as a percentage of total restaurant sales, than the Company's other full service concepts.

Depreciation and amortization, as a percentage of total revenues, was 4.1% for the third quarter of fiscal 2003 which is consistent with the 4.1% in the same period in fiscal 2002. Depreciation and amortization, as a percentage of total revenues, increased to 4.4% in the first forty weeks of fiscal 2003 compared to 4.1% in the same period in fiscal 2002. The increase, as a percentage of revenues, was mainly due to the decrease in average weekly sales at the Company's Burger King, Italian Dining and Grady's American Grill restaurants.

Other restaurant operating expenses include rent and utilities, royalties, promotional expense, repairs and maintenance, property taxes and insurance. Other restaurant operating expenses, as a percentage of total revenues, increased in the third quarter of fiscal 2003 to 27.5% compared to 25.7% in the same period of fiscal 2002, and to 27.3% in the first forty weeks of fiscal 2003 compared to 25.8% in the same period of fiscal 2002. The Company's other operating expenses, as a percentage of sales, increased mainly due to lower average weekly sales at the Company's Burger King, Italian Dining and Grady's American Grill restaurants.

Income from restaurant operations decreased $1,502,000 to $6,573,000, or 12.0% of revenues, in the third quarter of fiscal 2003 compared to $8,075,000, or 13.8% of revenues, in the comparable period of fiscal 2002. Income from restaurant operations in the Company's Quick Service segment decreased $1,170,000 while the Company's Full Service segment decreased $351,000 from the prior year. Income from restaurant operations decreased $4,580,000 to $20,637,000, or 11.6% of revenues, in the first forty weeks of fiscal 2003 compared to $25,217,000, or 12.6% of revenues, in the comparable period of fiscal 2002. Income from restaurant operations in the Company's Quick Service segment decreased $3,313,000 while the Company's Full Service segment decreased $1,334,000 when compared to the first forty weeks of the prior year.



Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

General and administrative expenses were $3,837,000 in the third quarter of fiscal 2003 compared to $4,531,000 in the third quarter of fiscal 2002 and $12,774,000 in the first forty weeks of fiscal 2003 compared to $14,796,000 in the same period of fiscal 2002. As a percentage of total restaurant sales, general and administrative expenses were 7.0% in the third quarter of fiscal 2003 versus 7.7% in the third quarter of fiscal 2002, and 7.2% in the first forty weeks of fiscal 2003 compared to 7.4% in the same period of fiscal 2002. The decrease in general and administrative expense was mainly due to a decrease in litigation expense. In the third quarter of fiscal 2003 the Company recorded $2,000 in expenses related to the Company's litigation with BFBC, LTD (See Note
8) versus $484,000 in fiscal 2002 third quarter. In the first forty weeks of fiscal 2003 the Company recorded approximately $286,000 for the BFBC, LTD litigation versus $1,364,000 in the first forty weeks of fiscal 2002.

Amortization of intangibles, as a percentage of total revenues, remained constant as a percent of revenues at 0.2% for the third quarter of fiscal 2003 compared to 0.2% in the same period in fiscal 2002, and 0.2% in the first forty weeks of fiscal 2003 compared to 0.2% for the same period in fiscal 2002.

Total interest expense for the third quarter of fiscal 2003 was $1,641,000 compared to $1,881,000 during the same period in fiscal 2002. Total interest expense was $5,847,000 in the first forty weeks of fiscal 2003 compared to interest expense of $6,596,000 in the same period of fiscal 2002. The decreases were due to lower interest rates and lower debt levels.

During the third quarter of fiscal 2003, the Chairman and Chief Executive Officer of the Company Daniel B. Fitzpatrick, purchased all
1,148,014 shares of the Company's common stock, owned by NBO, LLC ("NBO"), for approximately $4.1 million. The Company was required to take a one-time non-cash charge of $1,294,000, which is equal to the premium to the market price that Mr. Fitzpatrick paid for the shares. There was also a corresponding increase in the Company's additional paid-in capital of $1,294,000.

During the second quarter of fiscal 2003 the Company recorded a $3,459,000 gain on the collection of a note receivable that had previously been written off (See Note 8). The Company did not have any similar activity in fiscal 2002.

The provision for income taxes was $187,000 for the third quarter of fiscal 2003 versus $318,000 in the comparable period in fiscal 2002. The provision for income taxes was $800,000 for the first forty weeks of fiscal 2003 versus $1,061,000 in the comparable period in fiscal 2002. The provision for income taxes in fiscal 2003 and fiscal 2002 consisted of the Company's estimated state tax expense. The Company expects to utilize net operating loss carryforwards to offset current year federal taxable income.

At the end of the third quarter of fiscal 2003 the Company had a valuation reserve against its deferred tax asset resulting in a net deferred tax asset of $10,000,000. The Company's assessment of its ability to realize the net deferred tax asset was based on the weight of both positive and negative evidence, including the taxable income of its current operations. Based on this assessment, the Company believes it is more likely than not that the net deferred tax asset of $10,000,000 will be realized. Such evidence is reviewed periodically and could result in the recognition of additional tax benefit or expense related to its net deferred tax asset position in the future.

Discontinued operations includes three Grady's American Grill restaurants sold during the first forty weeks of fiscal 2003 and one Grady's American Grill restaurant that was sold in the fourth quarter of fiscal 2003. The decision to dispose of these four locations reflects the Company's ongoing process of evaluating the performance and cash flows of its various restaurant locations and using the proceeds from the sale of closed restaurants to reduce outstanding debt. The net income from discontinued operations for the quarter ended August 3, 2003, was $254,000 versus income of $53,000 in the same period of fiscal 2002. The total restaurant sales from discontinued operations for the quarter ended August 3, 2003, were $303,000 versus $1,377,000 in the same period of fiscal 2002.


Item  2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (continued)

The net income from discontinued operations was $295,000 for the forty weeks ended August 3, 2003, versus $334,000 in the same period of fiscal 2002. The restaurant sales from discontinued operations were $3,197,000 for the forty-weeks ended August 3, 2003, versus $4,910,000 in the same period of fiscal 2002.

For the third quarter of fiscal 2003, the Company reported a net loss of $133,000 compared to net income of $1,718,000 for the same period of fiscal 2002, and a net loss of $233,000 in the first forty-weeks of fiscal 2003 compared to net income of $3,883,000 in the same period of fiscal 2002.


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

During the first forty-weeks of 2003, net cash provided by operating activities was $10,975,000 compared to $13,166,000 in fiscal 2002. The decrease was mainly due to decreased profitability of the Company.

During the first forty weeks of fiscal 2003, the Company had $7,841,000 in capital expenditures in connection with the building of one new quick service restaurant, three new full service restaurants and the refurbishing of existing restaurants. The Company also replaced one quick service restaurant building with a new building at the same location and opened two additional quick service restaurants in facilities leased from a related party.

The Company had a net repayment of $5,650,000 under its revolving credit agreement during the first forty weeks of fiscal 2003. As of August 3, 2003, the Company's revolving credit agreement had an additional $12,829,000 available for future borrowings. The Company's average borrowing rate on August 3, 2003 was 4.21%.

The Company's primary cash requirements in fiscal 2003 will be capital expenditures in connection with the building or acquiring of new restaurants, remodeling of existing restaurants, maintenance expenditures, and the reduction of debt under the Company's debt agreements. During the remainder of fiscal 2003 the Company does not plan to open any more new restaurants but does plan to replace two existing quick service buildings with new buildings at the same locations. The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new restaurants opened,  whether  the Company owns or leases new units  and  the  actual expense related to remodeling and maintenance of existing units. The Company's capital expenditures for fiscal 2003 are expected to range from $9,000,000 to $11,000,000. The Company has debt service requirements of approximately $1,474,000 in fiscal 2003, consisting primarily of the principal payments required under the mortgage facility.

The Company anticipates that its cash flow from operations, together with the $12,829,000 available under its revolving credit agreement as of August 3, 2003, will provide sufficient funds for its operating, capital expenditure, debt service and other requirements through the end of fiscal 2003.











Item  2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (continued)


As of August 3, 2003, the Company had a financing package totaling $109,066,000, consisting of a $60,000,000 revolving credit agreement (the "Bank Facility") and a $49,066,000 mortgage facility (the "Mortgage Facility"), as described below.

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

The  revolving  credit  agreement  is  subject  to  certain  restrictive covenants that require the Company, among other things, to achieve agreed upon levels of cash flow. Under the revolving credit agreement the Company's funded debt to consolidated cash flow ratio could not exceed 4.00 and its fixed charge coverage ratio could not be less than
1.50 on August 3, 2003. The Company was in compliance with these requirements with a funded debt to consolidated cash flow ratio of 3.75 and a fixed charge coverage ratio of 1.75.

The Company's funded debt to consolidated cash flow ratio is required to be 3.75 by the end of fiscal 2003. While the Company expects to generate sufficient cash flow to maintain the required ratio of 3.75 (and 3.50 beginning at the end of the fourth quarter of fiscal 2004), there can be no assurance thereof, particularly in light of the negative trends that the Company is experiencing in its Burger King and Grady's American Grill divisions. The Company could increase its consolidated cash flow through reductions in general and administrative expenses, mainly through the reduction in bonus expense. If the Company were not successful in meeting the required funded debt to consolidated cash flow ratio it would experience an event of default. The Company would then need to seek waivers from its lenders or amendments to the covenants.



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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to interest rate risk in connection with its $60.0 million revolving credit facility which provides for interest payable at the LIBOR rate plus a contractual spread. The Company's variable rate borrowings under this revolving credit facility totaled $45.3 million at August 3, 2003. The impact on the Company's annual results of operations of a one-point interest rate change would be approximately $453,000.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of its disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.


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

  (b)Reports on Form 8-K

     On June 13, 2003, the Company filed a current report on Form 8-K furnishing under Item 12 a copy of the Company's press release dated June 12, 2003.






                               Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Quality Dining, Inc.
                                           (Registrant)


Date:  September 17, 2003                    By: /s/John C. Firth
                                            ----------------------------
                                            Executive Vice President
                                            General Counsel and Secretary
                                           (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number           Description
--------------           ---------------------------------

10-E                 (1)  Standstill Agreement by and  among  Daniel  B.
                          Fitzpatrick, Quality Dining, Inc., NBO,LLC,
                          Jerome L. Schostak, David W. Schostak,
                          Robert I. Schostak and Mark S. Schostak
                          dated June 27, 2003.

31.01 Certification of Daniel B. Fitzpatrick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02 Certification of John C. Firth pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002.


32.01 Certification of Daniel B. Fitzpatrick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002.

32.02 Certification of John C. Firth pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002.





(1) The copy of this exhibit filed as exhibit number 4 to Amendment No. 8 of Schedule 13D filed by Daniel B. Fitzpatrick, dated June 30, 2003, is incorporated herein by reference.

Exhibit 31.01
                             CERTIFICATIONS

I, Daniel B. Fitzpatrick, certify that:

  1.I have reviewed this quarterly report on Form 10-Q of Quality Dining,
     Inc.;
  2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  4.The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-15(e) and 15d-15(e)) for the registrant and have:
       a.Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
       b.Evaluated the effectiveness of the registrant's disclosure controls and procedures presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and
       c.Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.
  5.The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
       a.All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
       b.Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 17, 2003

                                   /s/ Daniel B. Fitzpatrick
                                   -------------------------
                                   Daniel B. Fitzpatrick
                                   President and Chief Executive
                                   Officer

Exhibit 31.02

I, John C. Firth, certify that:

  1.I have reviewed this quarterly report on Form 10-Q of Quality Dining,
     Inc.;
  2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  4.The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-15(e) and 15d-15(e)) for the registrant and have:
       a.Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
       b.Evaluated the effectiveness of the registrant's disclosure controls and procedures presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and
       c.Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.
  5.The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
       a.All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
       b.Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 17, 2003

                                   /s/ John C. Firth
                                  ------------------------------------
                                   John C. Firth
                                   Executive Vice President and General
                                   Counsel
                                   (Principal Financial Officer)


Exhibit 32.01
                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Quality Dining, Inc. (the "Company") on Form 10-Q for the period ending August 3, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel B. Fitzpatrick, Chairman of the Board, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Daniel B. Fitzpatrick
------------------------------
Daniel B. Fitzpatrick
Chairman of the Board, President and
Chief Executive Officer
September 17, 2003


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




Exhibit 32.02
                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Quality Dining, Inc. (the "Company") on Form 10-Q for the period ending August 3, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John C. Firth, Executive Vice President and General Counsel (Principal Financial Officer) of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ John C. Firth
--------------------------
John C. Firth,
Executive Vice President and
General Counsel (Principal Financial Officer)
September 17, 2003


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