Form 10-K
period 2003-10-26
QUALITY DINING INC
filed 2004-01-23
CIK 917126

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended OCTOBER 26, 2003
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
               For the transition period from _______ to ________

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

Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [ ]  No [X]

                                   $15,738,329

Aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of May 11, 2003 (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are "affiliates").

                                   11,596,781

Number of shares of Common Stock, without par value, outstanding at January 12,
                                      2004

                       DOCUMENT INCORPORATED BY REFERENCE

Portions of the following document have been incorporated by reference into this Annual Report on Form 10-K

  IDENTITY OF DOCUMENT                     PART OF FORM 10-K INTO WHICH DOCUMENT
                                           IS INCORPORATED

  Definitive Proxy Statement for the
  Annual Meeting of Shareholders to be
  held March 9, 2004.                      PART III

                              QUALITY DINING, INC.
                               Mishawaka, Indiana
               Annual Report to Securities and Exchange Commission
                                October 26, 2003

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         Quality Dining, Inc. (the "Company") operates four distinct restaurant concepts. It owns the Grady's American Grill(R) concept and an Italian Dining concept. The Company operates its Italian Dining restaurants under the tradenames of Spageddies Italian Kitchen(R) ("Spageddies"(R)) and Papa Vino's Italian Kitchen(R) ("Papa Vino's"(R)). The Company also operates Burger King(R) restaurants and Chili's Grill & Bar(TM) ("Chili's"(R)) as a franchisee of Burger King Corporation and Brinker International, Inc. ("Brinker"), respectively. As of October 26, 2003, the Company operated 176 restaurants, including 118 Burger King restaurants, 37 Chili's, 12 Grady's American Grill restaurants, three Spageddies and six Papa Vino's. Summarized financial information concerning the Company's reportable segments is included in Note 14 to the Company's financial statements included elsewhere in this report.

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

         Quality Franchise Partners. The Company has partnered with franchisors with established reputations for leadership in their segments of the restaurant industry who have proven integrity and share the Company's focus on value, customer service and quality.

         Use of Technology. The Company actively tracks the performance of its business utilizing computer and point-of-sale technology to provide timely and accurate reporting.

EXPANSION

         The Company currently plans to build two or three full service restaurants in fiscal 2004. The Company does not plan to develop any new Burger King restaurants in fiscal 2004. The Company's long-term expansion strategy is focused on the development of restaurants in existing markets in order to optimize market penetration. In addition, the Company will consider strategic acquisitions in the Burger King system that meet certain acquisition criteria.

         During fiscal 2003, the Company built one new Burger King restaurant and three new Chili's restaurants. The Company also replaced two Burger King restaurant buildings with new buildings at the same locations and opened two additional Burger King restaurants in facilities leased from a related party. The Company sold four Grady's American Grill restaurants in fiscal 2003. (See "Grady's American Grill" and Note 11 and Note 13 to the Company's financial statements.)

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

BURGER KING

         General. Prior to December, 2002 Burger King Corporation was an indirect wholly-owned subsidiary of Diageo, PLC. In July, 2002 Diageo agreed to sell Burger King Corporation to an investment group led by Texas Pacific Group for $2.26 billion. In December, 2002, Diageo, PLC announced that it had completed the sale of Burger King Corporation to an equity sponsor group led by Texas Pacific Group although the purchase price had been reduced to $1.5 billion due in part to the highly competitive environment in which Burger King operates. Burger King Corporation has been franchising Burger King restaurants since 1954 and has locations throughout the world.

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

         Advertising and Marketing. Pursuant to its franchise agreements with Brinker, the Company contributes 0.5% of sales from each restaurant to Brinker for advertising and marketing to benefit all restaurants. As part of a system-wide promotional effort, the Company paid an additional advertising fee as follows:

                  Period                        % of Sales
                  ------                        ----------
September 1, 1999 through August 30, 2000         0.375%
September 1, 2000 through June 27, 2001             1.0%
June 28, 2001 through June 26, 2002                 1.2%
June 27, 2002 through June 25, 2003                 2.0%
June 26, 2003 through June 30, 2004                2.25%

The Company is also required to spend 2.0% of sales from each restaurant on local advertising which, since June, 2002, is considered to be met by the additional fees described in the preceding table. The Company's advertising expenditures typically exceed the levels required under its agreements with Brinker and the Company spends substantially all of its advertising dollars on television and radio advertising. The Company also conducts promotional marketing efforts targeted at its various local markets.

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

GRADY'S AMERICAN GRILL

         General. Grady's American Grill restaurants feature high-quality food in a classic American style, served in a warm and inviting setting. The Company sold 15 and closed three Grady's American Grill restaurants during fiscal 2002 and sold four restaurants in fiscal 2003. These units did not fit the Company's long-term strategic plan and were not meeting the Company's performance expectations. The Company expects to sell four more restaurants in fiscal 2004.

         Fiscal 2003 Impairment Charge. In light of the disposals and the continued decline in sales and cash flow in its Grady's American Grill division, the Company reviewed the carrying amounts for the balance of its Grady's American Grill Restaurant assets in the second quarter of fiscal 2003. The Company estimated the future cash flows expected to result from the continued operation and the residual value of the remaining restaurant locations in the division and concluded that, for the division as a whole, and in particular with respect to eight locations, the undiscounted estimated future cash flows were less than the carrying amount of the related assets. Accordingly, the Company concluded that these assets had been impaired. The Company measured the impairment and recorded an impairment charge related to these assets aggregating $4,411,000 in the second quarter of fiscal 2003, consisting of a reduction in the net book value of the Grady's American Grill trademark of $2,882,000 and a reduction in the net book value of certain fixed assets in the amount of $1,529,000. In accordance with SFAS 144, $640,000 of this amount has been reclassified to discontinued operations in the Consolidated Statement of Operations for fiscal 2003. In determining the fair value of the aforementioned restaurants, the Company relied primarily on discounted cash flow analyses that incorporated an investment horizon of five years and utilized a risk adjusted discount factor.

         As part of the impairment analysis discussed above, the Company also reviewed the remaining useful life of the Grady's American Grill trademark. In light of the continuing negative trends in both sales and cash flows, the increase in the pervasiveness of these declines amongst individual stores, and the accelerating rate of decline in both sales and cash flow, the Company also determined that the useful life of the Grady's American Grill trademark should be reduced from 15 to five years.

         The Company continues to pursue various management actions in response to the negative trend in its Grady's business, including evaluating strategic business alternatives for the division both as a whole and at each of its restaurant locations.

         Fiscal 2001 Impairment Charge. During the second half of fiscal 2001, the Company experienced a significant decrease in sales and cash flow in its Grady's American Grill division. The Company initiated various management actions in response to this declining trend, including evaluating strategic business alternatives for the division both as a whole and at each of its restaurant locations. Subsequently, the Company entered into an agreement to sell nine of its Grady's American Grill restaurants for approximately $10.4 million. Because the carrying amount of the related assets as of October 28, 2001 exceeded the estimated net sale proceeds, the Company recorded an impairment charge of $4.1 million related to these nine restaurants. As a consequence of this loss and in connection with the aforementioned evaluation, the Company estimated the future cash flows expected to result from the continued operation and the residual value of the remaining restaurant locations in the division and concluded that, in 12 locations, the undiscounted estimated future cash flows were less than the carrying amount of the related assets. Accordingly, the Company concluded that these assets had been impaired. The Company measured the impairment and recorded an impairment charge related to these assets aggregating $10.4 million, consisting of a reduction in the net book value of the Grady's American Grill trademark of $4.9 million and a reduction in the net book value of certain fixed assets in the amount of $5.5 million.

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

ITALIAN DINING CONCEPT

         General. The Company's Italian Dining concepts operate under the tradenames Papa Vino's Italian Kitchen and Spageddies Italian Kitchen. The Company had been a franchisee of Spageddies since 1994, and became the owner of the concept in October 1995. The first Papa Vino's restaurant was opened in 1996 and the first Spageddies restaurant was opened in 1994. Papa Vino's and Spageddies each offers a casual dining atmosphere with high-quality food, generous portions and moderate prices, all enjoyed in a setting featuring the ambiance of a traditional Italian trattoria with stone archways, large wine casks and wine racks lining the walls and exhibition cooking in an inviting, comfortable environment. The Company's Italian Dining concept is proprietary and provides the Company with flexibility for expansion and development.

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

         Purchasing. Purchasing and procurement for the Company's Grady's American Grill and Italian Dining concepts are generally contracted with full-service distributors. Unit-level purchasing decisions from an approved list of suppliers are made by each of the Company's restaurant managers based on their assessment of the provisioning needs of the particular location. Purchase orders and invoices are reviewed and approved by restaurant managers.

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

         For new restaurants, the transitional period was from July 1, 2000 to June 30, 2003. Since July 1, 2003, the royalty rate is 4.5% of sales for the full term of new restaurant franchise agreements. For renewals of existing franchise agreements, the transitional period was from July 1, 2000 through June 30, 2001. As of July 1, 2001, existing restaurants that renew their franchise agreements will pay a royalty of 4.5% of sales for the full term of the renewed agreement. The advertising contribution remains at 4.0% of sales. Royalties payable under existing franchise agreements are not affected by these changes until the time of renewal, at which time the then prevailing rate structure will apply.

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

         The Company included 36 restaurants in the 2000 Early Renewal Program. The Company paid franchise fees of $877,000 in the third quarter of fiscal 2000 to extend the franchise agreements of the selected restaurants for 16 to 20 years. In fiscal 2001 and 2002 the Company invested approximately $6.6 million to remodel the selected restaurants to Burger King Corporation's current image.

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

         The Company included three restaurants in the 2001 Early Renewal Program. The Company paid franchise fees of $144,925 in fiscal 2001 to extend the franchise agreements of the selected restaurants for 17 to 20 years. The Company invested approximately $1.7 million in fiscal 2003 to remodel two participating restaurants to Burger King Corporation's current image. The Company is considering withdrawing the third restaurant from the 2001 Early Renewal Program.

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

         Chili's. The Company's development agreement with Brinker (the "Chili's Agreement") expired on December 31, 2003. The development agreement entitled the Company to develop up to 41 Chili's restaurants in two regions encompassing counties in Indiana, Michigan, Ohio, Kentucky, Delaware, New Jersey and Pennsylvania. The Company paid development fees totaling $260,000 for the right to develop the restaurants in the regions. Each Chili's franchise agreement requires the Company to pay an initial franchise fee of $40,000, a monthly royalty fee of 4.0% of sales and certain advertising fees. See "Chili's Grill & Bar, Advertising and Marketing", above. The Company completed all of its obligations under the Chili's Agreement prior to its expiration.

         The Chili's Agreement prohibited Brinker or any other Chili's franchisee from establishing a Chili's restaurant within a specified geographic radius of the Company's Chili's restaurants. The Chili's Agreement and the franchise agreements prohibit the Company, for the term of the agreements, from owning or operating other restaurants which are similar to a Chili's restaurant. The Chili's Agreement extends this prohibition, but only within the Company's development territories, for a period of two years following the termination of the Chili's Agreement. In addition, each franchise agreement prohibits the Company, for the term of the franchise agreement and for a period of two years following its termination, from owning or operating such other restaurants within a 10-mile radius of the Chili's restaurant which was the subject of such agreement.

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

COMPETITION

         The restaurant industry is intensely competitive with respect to price, service, location and food quality. The industry is mature and competition can be expected to increase. There are many well-established competitors with substantially greater financial and other resources than the Company, some of which have been in existence for a substantially longer period than the Company and may have substantially more units in the markets where the Company's restaurants are, or may be, located. McDonald's and Wendy's restaurants are the principal competitors to the Company's Burger King restaurants. The competitors to the Company's Chili's and Italian Dining restaurants are other casual dining concepts such as Applebee's, T.G.I. Friday's, Bennigan's, Olive Garden and Red Lobster restaurants. The primary competitors to Grady's American Grill are Houston's, Outback Steakhouse, Houlihan's, and O'Charley's Restaurant & Lounge, as well as a large number of locally-owned, independent restaurants. The Company believes that competition is likely to become even more intense in the future.

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

EMPLOYEES

         As of October 26, 2003, the Company had approximately 7,430 employees. Of those employees, approximately 106 held management or administrative positions, approximately 600 were involved in restaurant management, and the remainder were engaged in the operation of the Company's restaurants. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES.

         The following table sets forth, as of October 26, 2003, the 13 states in which the Company operated restaurants and the number of restaurants in each state. Of the 176 restaurants which the Company operated as of October 26, 2003, the Company owned 42 and leased 134. Many leases provide for base rent plus an additional rent based upon sales to the extent the additional rent exceeds the base rent, while other leases provide for only a base rent.

                     NUMBER OF COMPANY-OPERATED RESTAURANTS

                                       GRADY'S
                   BURGER             AMERICAN   ITALIAN
                    KING    CHILI'S    GRILL     DINING    TOTAL
                   ------   -------   --------   -------   -----
Alabama                                  1                   1
Arkansas                                 1                   1
Delaware                       2                             2
Georgia                                  1                   1
Indiana              44        5                    2       51
Michigan             74       12         1          5       92
Mississippi                              1                   1
New Jersey                     5         1                   6
North Carolina                           2                   2
Ohio                           4                    2        6
Oklahoma                                 1                   1
Pennsylvania                   9                             9
Tennessee                                3                   3
                   -------------------------------------------
     Total          118       37        12          9      176
                   ===========================================

         Burger King. As of October 26, 2003, 43 of the Company's Burger King restaurants were leased from real estate partnerships owned by certain of the Company's founding shareholders. See ITEM 13, "Certain Relationships and Related Transactions." The Company also leased six Burger King restaurants directly from Burger King Corporation and 52 restaurants from unrelated third parties. The Company owned 17 of its Burger King restaurants as of October 26, 2003.

         Chili's Grill & Bar. As of October 26, 2003, the Company owned 12 of its Chili's restaurants and leased the 25 other restaurants from unrelated parties.

         Grady's American Grill. As of October 26, 2003, the Company owned eight of its Grady's American Grill restaurants and leased the other four Grady's American Grill restaurants from unrelated parties.

         Italian Dining. As of October 26, 2003, the Company owned five of the Italian Dining restaurants and leased the four other restaurants from unrelated parties.

         Office Lease. The Company leases approximately 53,000 square feet for its headquarters facility in an office building located in Mishawaka, Indiana that was constructed in 1997 and is leased from a limited liability company in which the Company owns a 50% interest. The remaining term of the lease agreement is eight years. Approximately 4,500 square feet, 12,400 square feet and 5,200 square feet of the Company's headquarters building have been subleased to three tenants with remaining terms of one, two and four years, respectively.

ITEM 3. LEGAL PROCEEDINGS

         The Company is involved in various legal proceedings incidental to the conduct of its business, including employment discrimination claims. Based upon currently available information, the Company does not expect that any such proceedings will have a material adverse effect on the Company's financial position or results of operations but there can be no assurance thereof.

         During fiscal 2003, the Company was party to a lawsuit with BFBC Ltd ("BFBC"), a former franchisee of Bruegger's Bagels, and certain principals of BFBC (the "Franchisee Parties"). During the second quarter of fiscal 2003, the Company entered into a settlement agreement with the Franchisee Parties that provided for a cash payment by the Franchisee Parties to the Company in the amount of $3.75 million and the dismissal of all remaining claims in the lawsuit. The Company recorded a gain of $3,459,000 in the second quarter of fiscal 2003 as a result of this settlement. Subsequent to the end of the second quarter of fiscal 2003, and ancillary to the BFBC settlement, the Company transferred to Bruegger's Corporation's senior secured lender the Company's interest in the $10.7 million Subordinated Note issued by Bruegger's Corporation to the Company in connection with the divestiture of the Company's bagel-related businesses in 1997. The Company received payment of $55,000 for the Subordinated Note. The Company had previously reserved for the full amount of the Subordinated Note. Accordingly, the Company recorded a $55,000 gain in respect of this payment in the third quarter of fiscal 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company did not submit any matters to a vote of security holders during the fourth quarter of the 2003 fiscal year.

EXECUTIVE OFFICERS OF THE COMPANY

         Name              Age                       Position
----------------------     ---     ---------------------------------------------
Daniel B. Fitzpatrick      46      Chairman of the Board, President and Chief
                                   Executive Officer

John C. Firth              46      Executive Vice President, General Counsel and
                                   Secretary

James K. Fitzpatrick       48      Senior Vice President, Chief Development
                                   Officer and Director

Patrick J. Barry           41      Senior Vice President - Administration and
                                   Information Technology

Lindley E. Burns           49      Senior Vice President - Full Service Dining

Gerald O. Fitzpatrick      43      Senior Vice President - Burger King Division

Christopher L. Collier     42      Vice President - Finance

Jeanne M. Yoder            37      Vice President and Controller

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

         (Pursuant to General Instruction G(3) of Form 10-K, the foregoing information is included as an unnumbered Item in Part I of this Annual Report in lieu of being included in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders.)

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         The Company's Common Stock is traded on the Nasdaq Stock Market's National Market under the symbol QDIN. The prices set forth below reflect the high and low sales quotations for the Company's Common Stock as reported by Nasdaq for the fiscal periods indicated. As of January 14, 2004, there were 428 holders of record and approximately 2,550 beneficial owners.

                          Fiscal Year 2003          Fiscal Year 2002
                          High         Low          High         Low
                       -----------------------   -----------------------
First Quarter          $     3.50   $     2.11   $     2.48   $     1.80
Second Quarter               2.35         1.94         3.98         2.06
Third Quarter                2.99         1.79         5.00         3.05
Fourth Quarter               3.25         2.50         3.98         2.93

         The Company does not pay cash dividends on its Common Stock. The Company does not anticipate paying cash dividends in the foreseeable future. The Company's revolving credit agreement prohibits the payment of cash dividends and restricts other distributions. The agreement expires November 1, 2005.

         No unregistered equity securities were sold by the Company during fiscal 2003.

         Information about the Company's equity compensation plans required by this Item is set forth in Part III, Item 12 of this report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    QUALITY DINING, INC.

----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Fiscal Year Ended (1)
                                                               October 26,   October 27,   October 28,   October 29,   October 31,
                                                                  2003          2002          2001           2000         1999
----------------------------------------------------------------------------------------------------------------------------------
                                                                         (In thousands, except unit and per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
Restaurant sales:
   Burger King                                                 $   114,983   $   123,795   $    80,791   $    83,228   $    84,171
   Chili's Grill & Bar                                              80,710        75,760        69,727        60,921        56,837
   Italian Dining Division                                          17,560        17,052        17,126        16,756        16,066
   Grady's American Grill                                           13,892        31,607        45,166        52,439        67,773
----------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                     227,145       248,214       212,810       213,344       224,847
----------------------------------------------------------------------------------------------------------------------------------
Operating expenses
   Restaurant operating expenses
      Food and beverage                                             61,910        69,379        59,492        59,716        65,398
      Payroll and benefits                                          66,486        72,791        62,585        62,059        64,599
      Depreciation and amortization                                  9,977        10,117        10,876        10,424        10,579
      Other operating expenses                                      61,540        64,655        54,819        52,904        55,856
----------------------------------------------------------------------------------------------------------------------------------
Total restaurant operating expenses:                               199,913       216,942       187,772       185,103       196,432
   General and administrative (2)(3)                                15,961        18,638        15,111        17,073        15,912
   Amortization of intangibles                                         364           431           892           910         1,032
   Facility closing costs                                              (90)          355           898             -         1,047
   Impairment of assets                                              3,771             -        14,487             -         1,454
----------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                           219,919       236,366       219,160       203,086       215,877
----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss) (4) (5) (6)                                  7,226        11,848        (6,350)       10,258         8,970
----------------------------------------------------------------------------------------------------------------------------------
Other income (expense):
   Interest expense                                                 (7,479)       (8,429)      (10,419)      (11,174)      (10,709)
   Provision for uncollectible note receivable (7)                       -             -             -       (10,000)            -
   Recovery of note receivable                                       3,459             -             -             -             -
   Stock purchase expense                                           (1,294)            -             -             -             -
   Gain (loss) on sale of property and equipment                       (53)        1,034          (310)         (878)         (188)
   Other income (expense), net                                         992           655         1,185         1,024           146
----------------------------------------------------------------------------------------------------------------------------------
Total other expense                                                 (4,375)       (6,740)       (9,544)      (21,028)      (10,751)
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income taxes         2,851         5,108       (15,894)      (10,770)       (1,781)
Income tax provision (benefit)                                       1,966         1,053         1,325         1,167           804
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                               885         4,055       (17,219)      (11,937)       (2,585)
Income (loss) from discontinued operations                             (13)        1,029         1,689         2,226           628
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                              $       872   $     5,084   $   (15,530)  $    (9,711)  $    (1,957)
----------------------------------------------------------------------------------------------------------------------------------

Basic net income (loss) per share:
----------------------------------------------------------------------------------------------------------------------------------
   Continuing operations                                              0.08          0.36         (1.52)        (0.97)        (0.20)
   Discontinued operations                                               -          0.09          0.15          0.18          0.05
----------------------------------------------------------------------------------------------------------------------------------
Basic net income (loss) per share                              $      0.08   $      0.45   $      1.37   $     (0.79)  $     (0.15)
----------------------------------------------------------------------------------------------------------------------------------

Diluted net income (loss) per share:
----------------------------------------------------------------------------------------------------------------------------------
   Continuing operations                                              0.08          0.36         (1.52)        (0.97)        (0.20)
   Discontinued operations                                               -          0.09          0.15          0.18          0.05
----------------------------------------------------------------------------------------------------------------------------------
Diluted net income (loss) per share                            $      0.08   $      0.45   $      1.37   $     (0.79)  $     (0.15)
----------------------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding:
----------------------------------------------------------------------------------------------------------------------------------
Basic                                                               11,311        11,248        11,356        12,329        12,668
----------------------------------------------------------------------------------------------------------------------------------
Diluted                                                             11,335        11,306        11,356        12,329        12,668
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Fiscal Year Ended (1)
                                                               October 26,   October 27,   October 28,   October 29,   October 31,
                                                                  2003          2002          2001           2000         1999
----------------------------------------------------------------------------------------------------------------------------------
RESTAURANT DATA:
Units open at end of period:
       Grady's American Grill                                           12            16            34            35            36
       Italian Dining Division                                           9             9             8             8             8
       Burger King (8)                                                 118           115           116            71            70
       Chili's Grill & Bar                                              37            34            33            31            28
                                                               -------------------------------------------------------------------
                                                                       176           174           191           145           142
                                                               -------------------------------------------------------------------

BALANCE SHEET DATA:
       Working capital (deficiency)                            $   (16,470)  $   (23,100)  $   (23,405)  $   (22,312)  $   (17,962)
       Total assets                                                145,407       156,941       167,238       178,861       189,037
       Long-term debt and capitalized lease
         obligations                                                86,481        99,031       113,194       106,815       112,815
       Total stockholders' equity                                   28,012        25,753        20,380        37,984        49,002

(1) All fiscal years presented consist of 52 weeks except fiscal 1999 which had 53 weeks.

(2) General and administrative costs in fiscal 2000 include approximately $1.25 million in unanticipated expenses related to the litigation, proxy contest and tender offer initiated by NBO, LLC..

(3) General and administrative costs in fiscal 2002 include $1,527,000 of expense related to the litigation with BFBC, Ltd.

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

(5) Operating income for the fiscal year ended October 28, 2001 includes non-cash charges for the impairment of assets and facility closings totaling $15,385,000. The non-cash charges consist primarily of $14,525,000 for the impairment of certain long-lived assets of under-performing Grady's American Grill restaurants and $860,000 for store closing expenses and lease guarantee obligations.

(6) Operating loss for the fiscal year ended October 26, 2003 includes non-cash charges for the impairment of assets totaling $3,771,000. The non-cash charges are primarily for the impairment of certain long-lived assets of under-performing Grady's American Grill restaurants.

(7) During fiscal 2000 the Company recorded a $10,000,000 non-cash charge to fully reserve for the Subordinated Note.

(8) On October 15, 2001, the Company acquired 42 restaurants from BBD Business Consultants, Ltd. and its affiliates. The Company's financial statements include the operating results from the date of acquisition.

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

         Impairment of long-lived assets. Management periodically reviews property and equipment for impairment using historical cash flows as well as current estimates of future cash flows. This assessment process requires the use of estimates and assumptions that are subject to a high degree of judgment. In addition, at least annually, or as circumstances dictate, management assesses the recoverability of goodwill and other intangible assets which requires assumptions regarding the future cash flows and other factors to determine the fair value of the assets. In determining fair value, the Company relies primarily on discounted cash flow analyses that incorporates an investment horizon of five years and utilizes a risk adjusted discount factor. If these assumptions change in the future, management may be required to record impairment charges for these assets. As a result of the adoption of Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company has classified the revenues, expenses and related assets and liabilities of four Grady's American Grill restaurants that were sold in fiscal 2003 and four Grady's American Grill restaurants that are held for sale, as discontinued operations in the accompanying consolidated financial statements.

         Income taxes. The Company has recorded a valuation allowance to reduce its deferred tax assets since it is more likely than not that some portion of the deferred assets will not be realized. Management has considered all available evidence both positive and negative, including the Company's historical operating results, estimates of future taxable income and ongoing feasible tax strategies in assessing the need for the valuation allowance. In estimating its deferred tax asset, management used its 2004 operating plan as the basis for a forecast of future taxable earnings. Management did not incorporate growth assumptions and limited the forecast to five years, the period that management believes it can project results that are more likely than not achievable. Absent a significant and unforeseen change in facts or circumstances, management re-evaluates the realizability of its tax assets in connection with its annual budgeting cycle.

         The Company operates in a very competitive industry that can be significantly affected by changes in local, regional or national economic conditions, changes in consumer tastes, weather conditions and various other consumer concerns. Accordingly, the amount of the deferred tax asset considered by management to be realizable, more likely than not, could change in the near term if estimates of future taxable income change. This could result in a charge to, or increase in, income in the period such determination is made.

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

         The Company is periodically involved in various legal actions arising in the normal course of business. Management is required to assess the probability of any adverse judgments as well as the potential ranges of any losses. Management determines the required accruals after a careful review of the facts of each legal action and assistance from outside legal counsel. The accruals may change in the future due to new developments in these matters.

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

-------------------------------------------------------------------------------------------------------
                                                                           Fiscal Year Ended
                                                                October 26,   October 27,   October 28,
                                                                   2003          2002          2001
-------------------------------------------------------------------------------------------------------
Restaurant sales:
    Burger King                                                     50.7%         49.9%         38.0%
    Chili's Grill & Bar                                             35.5          30.5          32.8
    Italian Dining Division                                          7.7           6.9           8.0
    Grady's American Grill                                           6.1          12.7          21.2
----------------------------------------------------------------------------------------------------
Total revenues                                                     100.0         100.0         100.0
----------------------------------------------------------------------------------------------------
Operating expenses:
    Restaurant operating expenses:
       Food and beverage                                            27.3          28.0          28.0
       Payroll and benefits                                         29.3          29.3          29.4
       Depreciation and amortization                                 4.4           4.1           5.1
       Other operating expenses                                     27.0          26.0          25.7
----------------------------------------------------------------------------------------------------
Total restaurant operating expenses                                 88.0          87.4          88.2
----------------------------------------------------------------------------------------------------
Income from restaurant operations                                   12.0          12.6          11.8
----------------------------------------------------------------------------------------------------
    General and administrative                                       7.0           7.5           7.1
    Amortization of intangibles                                      0.2           0.2           0.4
    Facility closing costs                                             -           0.1           0.4
    Impairment of assets                                             1.7             -           6.9
----------------------------------------------------------------------------------------------------
Operating income (loss)                                              3.1           4.8          (3.0)
----------------------------------------------------------------------------------------------------
Other income (expense):
    Interest expense                                                (3.3)         (3.4)         (4.9)
    Recovery of note receivable                                      1.5             -             -
    Stock purchase expense                                          (0.5)            -             -
    Gain (loss) on sale of property and equipment                      -           0.4          (0.1)
    Other income and expense, net                                    0.4           0.2           0.5
----------------------------------------------------------------------------------------------------
Total other expense, net                                            (1.9)         (2.8)         (4.5)
----------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income taxes         1.2           2.0          (7.5)
Income tax provision                                                 0.8           0.4           0.6
----------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                             0.4           1.6          (8.1)
Income (loss) from discontinued operations, net of tax                 -           0.4           0.8
----------------------------------------------------------------------------------------------------
Net income (loss)                                                    0.4%          2.0%         (7.3%)
----------------------------------------------------------------------------------------------------

FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002

         Restaurant sales in fiscal 2003 were $227,145,000, a decrease of 8.5% or $21,069,000, compared to restaurant sales of $248,214,000 in fiscal 2002. The decrease was due to a $8,812,000 decrease in restaurant sales in the Company's quick service segment and a $12,257,000 decrease in restaurant sales in the Company's full service segment. As a result of the adoption of Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company has classified the revenues, expenses and related assets and liabilities of four Grady's American Grill restaurants that were sold in fiscal 2003 and four Grady's American Grill restaurants that are held for sale, as discontinued operations in the accompanying consolidated financial statements.

         The Company's Burger King restaurant sales were $114,983,000 in fiscal 2003 compared to sales of $123,795,000 in fiscal 2002, a decrease of $8,812,000. The Company had increased revenue of $2,594,000 due to additional sales weeks from three restaurants opened in fiscal 2003 and two restaurants opened in fiscal 2002 that were open for their first full year in fiscal 2003. The Company's Burger King restaurants' average weekly sales decreased to $18,998 in fiscal 2003 versus $20,668 in fiscal 2002. Sales at restaurants open for more than one year decreased 8.2% in fiscal 2003 when compared to the same period in fiscal 2002. The Company believes that the sales decline it experienced in fiscal 2003 resulted primarily from ineffective marketing and unsuccessful new product introductions.

         The Company's Chili's Grill & Bar restaurant sales increased $4,950,000 to $80,710,000 in fiscal 2003 compared to restaurant sales of $75,760,000 in fiscal 2002. The Company had increased revenue of $3,716,000 due to additional sales weeks from three new restaurants opened in fiscal 2003 and one restaurant opened in fiscal 2002 that was open for its first full year in fiscal 2003. The Company's Chili's Grill & Bar restaurants average weekly sales increased to $44,518 in fiscal 2003 versus $43,868 in fiscal 2002. Sales at restaurants open for more than one year increased 2.1% in fiscal 2003 when compared to the same period in fiscal 2002. The Company believes that the sales increases it experienced in fiscal 2003 resulted from the application of the Company's discipline operating systems and the franchisors successful marketing and menu strategies.

         The Company's Grady's American Grill restaurant sales were $13,892,000 in fiscal 2003 compared to sales of $31,607,000 in fiscal 2002, a decrease of $17,715,000. The Company sold or closed 18 units in fiscal 2002. The absence of these units accounted for $14,061,000 of the sales decrease during fiscal 2003. The Company sold four units in fiscal 2003 and has committed to sell four more units in fiscal 2004. As required by SFAS 144 the results of operations for these eight restaurants have been classified as discontinued operations for all periods reported. The remaining eight Grady's American Grill restaurants had average weekly sales of $33,394 in fiscal 2003 versus $42,029 in fiscal 2002, a decrease of 20.5%. The Company believes sales declines in its Grady's American Grill division resulted from competitive intrusion and the Company's inability to efficiently market this concept.

         During the second quarter of fiscal 2003 the Company closed three Grady's American Grill restaurants. The Company sold four Grady's American Grill restaurants in fiscal 2003 receiving net proceeds of $4.8 million. In light of these disposals and the continued decline in sales and cash flow in its Grady's American Grill division, in the second quarter of fiscal 2003, the Company reviewed the carrying amounts for the balance of its Grady's American Grill Restaurant assets. The Company estimated the future cash flows expected to result from the continued operation and the residual value of the remaining restaurant locations in the division and concluded that, in eight locations, the undiscounted estimated future cash flows were less than the carrying amount of the related assets. Accordingly, the Company concluded that these assets had been impaired. The Company measured the impairment and recorded an impairment charge related to these assets aggregating $4,411,000 in the second quarter of fiscal 2003, consisting of a reduction in the net book value of the Grady's American Grill trademark of $2,882,000 and a reduction in the net book value of certain fixed assets in the amount of $1,529,000. The impairment charge relating to continuing operations was $3,771,000 and the amount relating to discontinued operations was $640,000. In determining the fair value of the aforementioned restaurants, the Company relied primarily on discounted cash flow analyses that incorporated an investment horizon of five years and utilized a risk adjusted discount factor.

         In light of the continuing negative trends in both sales and cash flows, the increase in the pervasiveness of these declines amongst individual stores, and the accelerating rate of decline in both sales and cash flow, the Company also determined that the useful life of the Grady's American Grill trademark should be reduced from 15 to five years.

         The Company continues to pursue various management actions in response to the negative trend in its Grady's business, including evaluating strategic business alternatives for the division both as a whole and at each of its restaurant locations. While the Company believes that the Grady's American Grill assets are reported at their estimated fair values as of October 26, 2003, there can be no assurance thereof.

         The Company's Italian Dining Division's restaurant sales increased $508,000 to $17,560,000 in fiscal 2003 when compared to restaurant sales of $17,052,000 in fiscal 2002. The Company had increased revenue of $1,730,000 due to additional sales weeks from one new restaurant opened in fiscal 2002. The Italian Dining Division's average weekly sales decreased to $37,522 in fiscal 2003 from $40,122 in fiscal 2002. Sales at restaurants open for more than one year decreased 7.3% in fiscal 2003 when compared to the same period in fiscal 2002. The Company believes that the sales declines it experienced in its Italian division resulted primarily from competitive intrusion and the Company's inability to efficiently market this concept.

         Total restaurant operating expenses were $199,913,000 in fiscal 2003, compared to $216,942,000 in fiscal 2002. As a percentage of restaurant sales, total restaurant operating expenses increased to 88.0% in fiscal 2003 from 87.4% in fiscal 2002. The following factors influenced the operating margins:

         Food and beverage costs were $61,910,000 in fiscal 2003, compared to $69,379,000 in fiscal 2002. As a percentage of total restaurant sales, food and beverage costs decreased 0.7% to 27.3% in fiscal 2003 from 28.0% in fiscal 2002. During fiscal 2003 food and beverage costs, as a percentage of sales, improved in both the quick service segment and the full service segment. The improvement in the quick service segment was mainly due to improved margins in the Company's Grand Rapids, Michigan Burger King market. The Company acquired these restaurants on October 15, 2001, and has implemented new procedures that have reduced food costs as a percentage of sales. The decrease in the full service segment was mainly due to the reduced number of Grady's American Grill restaurants, which historically have had higher food and beverage costs, as a percentage of total restaurant sales, than the Company's other full service concepts.

         Payroll and benefits were $66,486,000 in fiscal 2003, compared to $72,791,000 in fiscal 2002. As a percentage of total restaurant sales, payroll and benefits were consistent at 29.3% in fiscal 2003 and fiscal 2002. Payroll and benefits, as a percentage of sales, increased in the quick service segment and decreased in the full service segment. The increase in the quick service segment was mainly due to a decrease in average weekly sales. The decrease in the full service segment was mainly due to the reduced number of Grady's American Grill restaurants, which historically have had higher payroll and benefit costs, as a percentage of total restaurant sales, than the Company's other full service concepts.

         Depreciation and amortization decreased $140,000 to $9,977,000 in fiscal 2003 compared to $10,117,000 in fiscal 2002. As a percentage of total restaurant sales, depreciation and amortization increased to 4.4% in fiscal 2003 compared to 4.1% in fiscal 2002. The increase, as a percentage of revenues, was mainly due to the decrease in average weekly sales at the Company's Burger King, Italian Dining and Grady's American Grill restaurants.

         Other restaurant operating expenses include rent and utilities, royalties, promotional expense, repairs and maintenance, property taxes and insurance. Other restaurant operating expenses decreased $3,115,000 to $61,540,000 in fiscal 2003 compared to $64,655,000 in 2002. The decrease was mainly due to the reduced number of Grady's American Grill restaurants operating in fiscal 2003 versus fiscal 2002. Other restaurant operating expenses, as a percentage of total restaurant sales, increased to 27.0% in fiscal 2003 versus 26.0% in fiscal 2002. The increase, as a percentage of revenues, was mainly due to the decrease in average weekly sales at the Company's Burger King, Italian Dining and Grady's American Grill restaurants.

         Income from restaurant operations decreased $4,040,000 to $27,232,000, or 12.0% of revenues, in fiscal 2003 compared to $31,272,000, or 12.6% of revenues, in fiscal 2002. Income from restaurant operations in the Company's quick service segment decreased $3,359,000 while the Company's full service segment decreased $764,000 from the prior year.

         General and administrative expenses, which include corporate and district management costs, were $15,961,000 in fiscal 2003, compared to $18,638,000 in fiscal 2002. As a percentage of total revenues, general and administrative expenses decreased to 7.0% in fiscal 2003 compared to 7.5% in fiscal 2002. In fiscal 2002 the Company incurred approximately $1,527,000 in legal expense for bagel-related litigation (See Note 10 to the Company's consolidated financial statements) compared to $289,000 in legal expense in fiscal 2003. The Company also had $1,059,000 less in bonus expense in fiscal 2003 than in fiscal 2002.

         Amortization of intangibles was $364,000 in fiscal 2003, compared to $431,000 in fiscal 2002. The decrease was due to the decreased number of Grady's American Grill restaurants operated by the Company. As a percentage of total revenues, amortization of intangibles remained consistent at 0.2% in fiscal 2003 and fiscal 2002.

         The Company incurred $220,000 in facility closing costs in fiscal 2003 which has been recorded in discontinued operations and reversed $90,000 in facility closing costs because actual facility closing costs were lower than the Company's original estimates.

         The Company had operating income of $7,226,000 in fiscal 2003 compared to operating income of $11,848,000 in fiscal 2002.

         Total interest expense decreased to $7,479,000 in fiscal 2003 from $8,429,000 in fiscal 2002. The decrease was due to lower interest rates and lower debt levels.

         During the third quarter of fiscal 2003, the Chairman and Chief Executive Officer of the Company, Daniel B. Fitzpatrick, purchased all 1,148,014 shares of the Company's common stock owned by NBO, LLC, for approximately $4.1 million. As a result of this transaction, the Company incurred a one-time, non-cash charge of $1,294,000, which is equal to the premium to the market price that Mr. Fitzpatrick paid for the shares. The Company also recorded a corresponding increase in the Company's additional paid-in capital of $1,294,000.

         During the second quarter of fiscal 2003, the Company recorded a $3,459,000 gain on the collection of a note receivable that had previously been written off (See Note 10 to the Company's consolidated financial statements). The Company did not have any similar activity in fiscal 2002.

         Income tax expense of $1,966,000 was recorded in fiscal 2003 compared to $1,053,000 in fiscal 2002. At the end of fiscal 2003, the Company reviewed its valuation reserve against its deferred tax asset consistent with its historical practice. The Company's assessment of its ability to realize the net deferred tax asset was based on the weight of both positive and negative evidence, including the taxable income of its current operations. The Company believes the positive evidence includes the Company's profitability in 2002 and 2003, consistent historical profitability of its Chili's, Italian Dining and Burger King divisions, and the resolution of substantially all of its bagel-related contingent liabilities. The Company believes the negative evidence includes the persistent negative trends in its Grady's American Grill division and the recent sales declines in its Burger King division, and statutory limitations on available carryforward tax benefits. In estimating its deferred tax asset, management used its 2004 operating plan as the basis for a forecast of future taxable earnings. Management did not incorporate growth assumptions and limited the forecast to five years, the period that management believes it can project results that are more likely than not achievable. Absent a significant and unforeseen change in facts or circumstances, management re-evaluates the realizability of its tax assets in connection with its annual budgeting cycle.

         Based on its assessment and using the methodology described above, management believes more likely than not the net deferred tax asset will be realized. The Company is currently profitable, has offset approximately $8.5 million of taxable income with net operating loss carryforward benefits in the last two years, and management believes the issues that gave rise to historical losses have been substantially resolved with no impact on its continuing businesses. Moreover, the Company's Burger King and Chili's businesses have been historically, and continue to be, profitable. Nonetheless, realization of the net deferred tax asset will require approximately $26.5 million of future taxable income. The Company operates in a very competitive industry that can be significantly affected by changes in local, regional or national economic conditions, changes in consumer tastes, weather conditions and various other consumer concerns. Accordingly, the amount of the deferred tax asset considered by management to be realizable, more likely than not, could change in the near term if estimates of future taxable income change. This could result in a charge to, or increase in, income in the period such determination is made.

         The Company has net operating loss carryforwards of approximately $57.0 million as well as FICA tip credits and alternative minimum tax credits of $5.1 million. Net operating loss carryforwards of $39.9 million expire in 2012, $3.0 million expire in 2018, $1.6 million expire in 2021 and $12.2 million expire in 2022. FICA tip credits of $1.3 million expire in 2012, $477,000 expire in 2013, $572,000 expire in 2014, $571,000 expire in 2015, $727,000 expire in 2016,
$702,000 expire in 2017 and $561,000 expire in 2018. The alternative minimum tax credits of $191,000 carryforward indefinitely. At the end of fiscal 2003 the Company had a valuation reserve against its deferred tax asset of $24.2 million resulting in a net deferred tax asset of $9.0 million.

         Discontinued operations includes four Grady's American Grill restaurants sold during fiscal 2003 and four restaurants the Company expects to sell before the end of fiscal 2004. The decision to dispose of these locations reflects the Company's ongoing process of evaluating the performance and cash flows of its various restaurant locations and using the proceeds from the sale of closed restaurants to reduce outstanding debt. The net loss from discontinued operations for fiscal 2003 was $13,000 versus income of $1,029,000 in fiscal 2002. The total restaurant sales from discontinued operations for fiscal 2003 were $8,435,000 versus $13,311,000 in fiscal 2002.

         The net income in fiscal 2003 was $872,000, or $0.08 per share, compared to a net income of $5,084,000, or $0.45 per share, in fiscal 2002.

FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

         Restaurant sales in fiscal 2002 were $248,214,000, an increase of 16.6% or $35,404,000, compared to restaurant sales of $212,810,000 in fiscal 2001. The increase was due to a $43,004,000 increase in restaurant sales in the Company's quick service segment that was partially offset by a $7,600,000 decrease in restaurant sales in the Company's full service segment.

         The Company's Burger King restaurant sales were $123,795,000 in fiscal 2002 compared to sales of $80,791,000 in fiscal 2001, an increase of $43,004,000. The Company had increased revenues of $39,568,000 from the Burger King restaurants in the Grand Rapids, Michigan metropolitan area which were purchased on October 15, 2001. The Company also had increased revenue of $2,564,000 due to additional sales weeks from two restaurants opened in fiscal 2002 and three restaurants opened in fiscal 2001 that were open for their first full year in fiscal 2002. The Company's Burger King restaurants average weekly sales decreased to $20,668 in fiscal 2002 versus $21,680 in fiscal 2001. The restaurants in the Grand Rapids acquisition have significantly lower sales than the Company's other Burger King restaurants, adversely affecting the average weekly sales for the year ending October 27, 2002. Sales at restaurants open for more than one year increased 0.5% in fiscal 2002 when compared to the same period in fiscal 2001.

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

         The Company's Grady's American Grill restaurant sales were $31,607,000 in fiscal 2002 compared to sales of $45,166,000 in fiscal 2001, a decrease of $13,559,000. The Company sold or closed 18 units in fiscal 2002. The absence of these units accounted for $11,889,000 of the sales decrease during fiscal 2002. The eight Grady's

American Grill restaurants remaining in continuing operations had average weekly sales of $42,029 in fiscal 2002 versus $48,443 in the same period in fiscal 2001 which is a 13.2% decrease in comparable store sales.

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

         Total restaurant operating expenses were $216,942,000 in fiscal 2002, compared to $187,772,000 in fiscal 2001. As a percentage of restaurant sales, total restaurant operating expenses decreased to 87.4% in fiscal 2002 from 88.2% in fiscal 2001. The following factors influenced the operating margins:

         On October 15, 2001, the Company purchased 42 Burger King restaurants in the Grand Rapids, Michigan metropolitan area (three of which were subsequently closed). The acquired Burger King restaurants had significantly lower operating margins than the Company's other Burger King restaurants. The new Burger King restaurants therefore had a negative effect on operating margins.

         During fiscal 2002, the Company sold or closed 18 Grady's American Grill Restaurants. The restaurants disposed of had lower operating margins than the Company's other restaurants. The sale of the restaurants therefore had a positive effect on operating margins during fiscal 2002.

         Food and beverage costs were $69,379,000 in fiscal 2002, compared to $59,492,000 in fiscal 2001. As a percentage of total restaurant sales, food and beverage costs were consistent at 28.0% in both fiscal 2002 and fiscal 2001. Food and beverage costs in dollars and as a percentage of sales increased in the quick service segment due to the purchase of Burger King restaurants in Grand Rapids, Michigan. The Company had an increase in food and beverage costs of $11,216,000 in fiscal 2002 due to the addition of the Burger King restaurants in Grand Rapids, Michigan. The full service segment's food and beverage costs, as a percentage of sales, were lower in fiscal 2002 than fiscal 2001. The decrease was mainly due to the reduced number of Grady's American Grill restaurants, which historically have had higher food and beverage costs, as a percentage of total restaurant sales, than the Company's other full service concepts.

         Payroll and benefits were $72,791,000 in fiscal 2002, compared to $62,585,000 in fiscal 2001. As a percentage of total restaurant sales, payroll and benefits decreased 0.1% to 29.3% in fiscal 2002 from 29.4% in fiscal 2001. The Company experienced an increase in payroll, as a percentage of sales, in the quick service segment. The increase as a percent of sales and in total dollars in the quick service segment was due to the purchase of the Burger King restaurants in Grand Rapids, Michigan. The Company experienced an increase in payroll of $11,950,000 in fiscal 2002 due to the addition of the Burger King restaurants in Grand Rapids, Michigan. The Company experienced a decrease in payroll as a percentage of sales in the full service segment mainly due to the decreased number of Grady's American Grill restaurants.

         Depreciation and amortization decreased $759,000 to $10,117,000 in fiscal 2002 compared to $10,876,000 in fiscal 2001. As a percentage of total restaurant sales, depreciation and amortization decreased to 4.1% in fiscal 2002 compared to 5.1% in fiscal 2001. The decrease was mainly due to a $1,330,000 decrease at the Company's Grady's division, which was a direct result of the fiscal 2001 asset impairment charge discussed above. This decrease was partially offset by a $962,000 increase in depreciation and amortization in the quick service segment due to the addition of Burger King restaurants in Grand Rapids, Michigan.

         Other restaurant operating expenses include rent and utilities, royalties, promotional expense, repairs and maintenance, property taxes and insurance. Other restaurant operating expenses increased $9,836,000 to $64,655,000 in fiscal 2002 compared to $54,819,000 in 2001. Other restaurant operating expenses as a percentage of total restaurant sales increased to 26.0% in fiscal 2002 versus 25.7% in fiscal 2001. The increase in dollars and as a percent of sales is mainly due to the addition of Burger King restaurants in Grand Rapids, Michigan.

         The Company recorded a $355,000 facility closing charge in fiscal 2002 consisting primarily of contractual lease costs for certain closed Grady's American Grill restaurants. The Company recorded a $15.4 million impairment of asset and facility closing charge in fiscal 2001. This amount consisted of a $4.9 million charge for the reduction in the net book value of the Grady's American Grill trademark, and a $9.6 million charge for the reduction in the net book value of certain fixed assets and $860,000 in charges for the cost of closing certain restaurant locations and certain lease guarantee obligations.

         Income from restaurant operations increased $6,234,000 to $31,272,000, or 12.6% of revenues, in fiscal 2002 compared to $25,038,000, or 11.8% of revenues, in fiscal 2001. Income from restaurant operations in the Company's quick service segment increased $4,819,000 while the Company's full service segment increased $1,546,000 from the prior year.

         General and administrative expenses, which include corporate and district management costs, were $18,638,000 in fiscal 2002, compared to $15,111,000 in fiscal 2001. As a percentage of total revenues, general and administrative expenses increased to 7.5% in fiscal 2002 compared to 7.1% in fiscal 2001. In fiscal 2002 the Company incurred approximately $1,527,000 for the BFBC, Ltd. litigation (See Note 10 to the Company's consolidated financial statements). The Company did not incur similar expenses during fiscal 2001. The Company also incurred an additional $1,163,000 in general and administrative expenses directly related to the addition of Burger King restaurants in Grand Rapids, Michigan.

         Amortization of intangibles was $431,000 in fiscal 2002, compared to $892,000 in fiscal 2001. As a percentage of total revenues, amortization of intangibles decreased to 0.2% in fiscal 2002 compared to 0.4% in fiscal 2001. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" at the beginning of fiscal 2002. Under SFAS 142, amortization of goodwill was discontinued.

         Total other expenses, as a percentage of total revenues, decreased to 2.8% in fiscal 2002 compared to 4.5% in fiscal 2001. The decrease was mainly due to lower interest rates and lower debt levels that reduced the Company's interest expense in fiscal 2002 versus fiscal 2001. The Company also had a $1,034,000 gain on the sale of fixed assets in fiscal 2002 versus a $310,000 loss on the sale of fixed assets in fiscal 2001.

         Income tax expense of $1,053,000 was recorded in fiscal 2002 compared to $1,325,000 in fiscal 2001. The decrease in income tax was largely due to a federal refund of $330,000 related to previous years' alternative minimum tax payments. The refund was made possible through the Job Creation and Worker Assistance Act of 2002. The Company utilized $8.5 million of net operating loss carryforwards to offset current year taxable income.

         Discontinued operations includes four Grady's American Grill restaurants sold during fiscal 2003 and four Grady's American Grill restaurants that the Company has decided to dispose of during fiscal 2004. The decision to dispose of these locations reflects the Company's ongoing process of evaluating the performance and cash flows of its various restaurant locations and using the proceeds from the sale of closed restaurants to reduce outstanding debt. The net income from discontinued operations for fiscal 2002 was $1,029,000 versus $1,689,000 in fiscal 2001. The total restaurant sales from discontinued operations in fiscal 2002 were $13,311,000 versus $15,281,000 in fiscal 2001.

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

         Quick Service. The quick service segment of the restaurant industry is a very mature and competitive segment, which is dominated by several national chains. Market share is gained through national media campaigns promoting specific sandwiches, usually at a discounted price. The national chains extend marketing efforts to include nationwide premiums and movie tie-ins. During fiscal 2003, the fast food hamburger segment of the restaurant industry generally experienced positive growth, however, fierce competition in the quick service segment negatively affected the Company's Burger King results. To date in fiscal 2004, the competition that prevailed in the latter part of fiscal 2003 has continued. McDonald's and Wendy's promotional campaigns and new products have been successful in taking away market share from Burger King. The Company believes that the introduction of appealing new products and improved promotional campaigns is a prerequisite to successfully competing for market share in the quick service segment.

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

         During fiscal 2003, the Company experienced strong results in its Chili's division. These results were achieved by the application of the Company's disciplined operating systems and successful marketing and menu strategies. The Company also believes that the results in its Chili's division were aided by effective product and marketing support from the franchisor. During fiscal 2004, the Company intends to continue to emphasize the operational and marketing initiatives that contributed to the success of its Chili's division in fiscal 2003 and therefore expects steady financial results in fiscal 2004.

         During fiscal 2003, the Company experienced a deterioration in its Italian Dining division's profitability. The Company has experienced significant competitive intrusion in the markets where it has Italian Dining restaurants. The Company expects the competitive pressures to continue in fiscal 2004.

         During fiscal 2003, the results of the Company's Grady's American Grill division did not meet the Company's expectations. The Company believes that the results in this division were negatively affected by competitive intrusion in the Company's markets and limitations in the Company's ability to efficiently market its Grady's American Grill restaurants. During fiscal 2003, the Company sold four restaurants. The Company plans to sell four more restaurants in fiscal 2004. The Company will continue to consider opportunities to divest under-performing or non-strategic restaurants in fiscal 2004. The Company expects the Grady's American Grill division's operating performance to continue to decline during fiscal 2004.

         Income taxes. The Company has recorded a valuation allowance to reduce its deferred tax assets since it is more likely than not that some portion of the deferred assets will not be realized. Management has considered all available evidence both positive and negative, including the Company's historical operating results, estimates of future taxable income and ongoing feasible tax strategies in assessing the need for the valuation allowance. The Company believes the positive evidence includes the historically consistent profitability of its Chili's, Italian Dining and Burger King divisions, and the resolution of substantially all of its bagel-related contingent liabilities. The Company believes the negative evidence includes the persistent negative trends in its Grady's American Grill division and the recent sales declines in its Burger King division. The Company is currently experiencing unusual uncertainty concerning whether, when and to what extent the recent sales declines in its Burger King division will be reversed. In estimating its deferred tax asset, management used its 2004 operating plan as the basis for a forecast of future taxable earnings. Management did not incorporate growth assumptions and limited the forecast to five years, the period that management believes it can project results that are more likely than not achievable. Absent a significant and unforeseen change in facts or circumstances, management re-evaluates the realizability of its tax assets in connection with its annual budgeting cycle.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Company's principal sources and uses of cash:

(Dollars in thousands)

                                                            Fiscal Year Ended
                                                  October 26,   October 27,   October 28,
                                                     2003          2002          2001
-----------------------------------------------------------------------------------------
Net cash provided by operating activities         $    14,223   $    13,791   $     8,708

Cash flows from investing activities:
   Acquisition of business, net of cash                     -             -        (4,212)
   Purchase of property and equipment                  (9,570)      (16,102)      (11,821)
   Purchase of other assets                              (892)       (1,013)         (858)
   Proceeds from the sale of assets                     4,782        15,517           142

Cash flow from financing activities:
   Borrowings (repayment) of long-term debt, net       (8,824)      (13,523)        6,982
   Purchase of common stock                                 -          (264)       (1,925)
   Loan financing fees                                      -          (619)            -
   Repayment of capitalized lease                        (504)         (470)         (455)

Cash provided by discontinued operations                  544         1,634         2,597

         The Company requires capital principally for building or acquiring new restaurants, replacing equipment and remodeling existing restaurants. During the three year period ended October 26, 2003, the Company financed these activities principally using cash flows from operations, proceeds from the sale of assets and its credit facilities. The Company's restaurants generate cash immediately through sales. As is customary in the restaurant industry, the Company does not have significant assets in the form of trade receivables or inventory, and customary payment terms generally result in several weeks of trade credit from its vendors. Therefore, the Company's current liabilities have historically exceeded its current assets.

         In fiscal 2003, net cash provided by operating activities was $14,223,000 compared to $13,791,000 in fiscal 2002. Lower income from restaurant operations and changes in operating assets and liabilities that used cash were partially offset by the gain on the note receivable collection, a reduction in general and administrative costs and lower interest expense.

         During fiscal 2003, the Company had $9,570,000 in capital expenditures in connection with the opening of new restaurants and the refurbishing of existing restaurants. During fiscal 2003 the Company opened three new full service restaurants and one quick service restaurant. The Company also replaced two existing quick service restaurant buildings with new buildings at the same locations and acquired two additional quick service restaurants in facilities leased from a related party.

         During fiscal 2003, the Company received $4,782,000 in net proceeds from the sale of assets, mainly from the sale of four Grady's American Grill restaurants.

         The Company had a net repayment of $7,350,000 under its revolving credit agreement during fiscal 2003. As of October 26, 2003, the Company's revolving credit agreement had an additional $14,054,000 available for future borrowings. The Company's average borrowing rate on October 26, 2003 was 4.18%. The revolving credit agreement is subject to certain restrictive covenants that require the Company, among other things, to achieve agreed upon levels of cash flow. Under the revolving credit agreement the Company's funded debt to consolidated cash flow ratio may not exceed 3.75 and its fixed charge coverage ratio may not be less than 1.50 on October 26, 2003. The Company was in compliance with these requirements with a funded debt to consolidated cash flow ratio of 3.68 and a fixed charge coverage ratio of 1.72 as of and for the period ended October 26, 2003.

         The Company's primary cash requirements in fiscal 2004 will be capital expenditures in connection with the opening of new restaurants, remodeling of existing restaurants, maintenance expenditures, and the reduction of debt under the Company's debt agreements. During fiscal 2004, the Company anticipates opening two or three full service restaurants. The Company does not plan to open any new quick service restaurants. The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new restaurants opened, whether the Company owns or leases new units and the actual expense related to remodeling and maintenance of existing units. While the Company's capital expenditures for fiscal 2004 are expected to range from $10,000,000 to $12,000,000, if the Company has alternative uses or needs for its cash, the Company believes it could reduce such planned expenditures without affecting its current operations. The Company has debt service requirements of approximately $1,474,000 in fiscal 2003, consisting primarily of the principal payments required under its mortgage facility.

         The Company anticipates that its cash flow from operations, together with the $14,054,000 available under its revolving credit agreement as of October 26, 2003, will provide sufficient funds for its operating, capital expenditure, debt service and other requirements through the end of fiscal 2004.

         As of October 26, 2003, the Company had a financing package totaling $109,066,000, consisting of a $60,000,000 revolving credit agreement (the "Bank Facility") and a $49,066,000 mortgage facility (the "Mortgage Facility"), as described below.

         The Mortgage Facility currently includes 34 separate mortgage notes, with initial terms of either 15 or 20 years. The notes have fixed rates of interest of either 9.79% or 9.94%. The notes require equal monthly interest and principal payments. The mortgage notes are collateralized by a first mortgage/deed of trust and security agreement on the real estate, improvements and equipment on 19 of the Company's Chili's restaurants (nine of which the Company mortgaged its leasehold interest) and 15 of the Company's Burger King restaurants (three of which the Company mortgaged its leasehold interest). The mortgage notes contain, among other provisions, financial covenants which require the Company to maintain a consolidated fixed charge coverage ratio of at least 1.30 for each of six subsets of the financed properties.

         The Company was not in compliance with the required consolidated fixed charge coverage ratio for two of the subsets of the financed properties as of October 26, 2003. Both of these subsets are comprised solely of Burger King restaurants and had fixed charge coverage ratios of 1.11 and 1.26. The Company sought and obtained waivers of these covenant defaults from the mortgage lenders through November 28, 2004. If the Company is not in compliance with these covenants as of November 28, 2004, the Company will most likely seek additional waivers. The Company believes it would be able to obtain such waivers but there can be no assurance thereof. If the Company is unable to obtain such waivers it is contractually entitled to pre-pay the outstanding balances under one or more of the separate mortgage notes such that the remaining properties in the subsets would meet the required ratio. However, any such prepayments would be subject to prepayment premiums and to the Company's ability to maintain its compliance with the financial covenants in its Bank Facility. Alternatively, the Company is contractually entitled to substitute one or more better performing restaurants for under-performing restaurants such that the reconstituted subsets of properties would meet the required ratio. However, any such substitutions would require the consent of the lenders in the Bank Facility. For these reasons, the Company believes that its rights to prepay mortgage notes or substitute properties may be impractical depending on the circumstances existing at the time.

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

         The Bank Facility provides for borrowings at the adjusted LIBOR rate plus a contractual spread which is as follows:

              RATIO OF FUNDED DEBT
                  TO CASH FLOW                            LIBOR MARGIN
              --------------------                        ------------
Greater than or equal to 3.50                                 3.00%
Less than 3.5x but greater than or equal to 3.00              2.75%
Less than 3.0x but greater than or equal to 2.5x              2.25%
Less than 2.5x                                                1.75%

         The Bank Facility also contains covenants requiring maintenance of funded debt to cash flow and fixed charge coverage ratios as follows:

MAXIMUM FUNDED DEBT
TO CASH FLOW RATIO                              COVENANT
-------------------                             --------
Fiscal 2002
Q2  through Q4                                    4.00

Fiscal 2003
Q1 through Q3                                     4.00
Q4                                                3.75

Fiscal 2004
Q1 through Q3                                     3.75
Q4                                                3.50

Fiscal 2005
Q1 through Q2                                     3.50
Thereafter                                        3.00

FIXED CHARGE COVERAGE RATIO                       1.50

         The Company's funded debt to consolidated cash flow ratio may not exceed 3.75 through the third quarter of fiscal 2004 and 3.50 by the end of fiscal 2004. The Company's funded debt to consolidated cash flow ratio on October 26, 2003 was 3.68. To maintain the required ratios throughout fiscal 2004, the Company plans to continue to dispose of under-performing restaurants, using the proceeds to reduce debt and to continue its efforts to optimize cash flow from its restaurant operations. If the Company does not maintain the required funded debt to consolidated cash flow ratio, that would constitute an event of default under the Bank Facility. The Company would then need to seek waivers from its lenders or amendments to the covenants.

         The Company has long-term contractual obligations primarily in the form of lease and debt obligations. The following table summarizes the Company's contractual obligations and their aggregate maturities as of October 26, 2003:

                                                             Payment Due by Fiscal Year
                             ----------------------------------------------------------------------------------------
                                                                                               2009 and
Contractual Obligations        2004         2005         2006         2007         2008       thereafter      Total
---------------------------------------------------------------------------------------------------------------------
Mortgage debt-principal      $  1,625     $  1,792     $  1,985     $  2,175     $  2,316     $   34,462     $ 44,355
Mortgage debt-interest          4,548        4,383        4,199        3,998        3,527         19,751       40,406
Revolver debt                       -            -       43,600            -            -              -       43,600
Capital leases                  1,026        1,026          977          707          511          1,123        5,370
Operating leases               10,654        8,416        7,560        6,838        5,937         23,774       63,179
Construction commitments        1,680            -            -            -            -              -        1,680
                             ----------------------------------------------------------------------------------------
  Total contractual cash
  Obligations                $ 19,533     $ 15,617     $ 58,321     $ 13,718     $ 12,291     $   79,110     $198,590
                             ----------------------------------------------------------------------------------------

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. It nullifies the guidance in Emerging Issues Task Force 94-3, which recognized a liability for an exit cost on the date an entity committed itself to an exit plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of SFAS 146 in the first quarter of fiscal 2003. The adoption of this statement did not have a material effect on the Company's results.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not intend to adopt the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company early-adopted the disclosure provisions in fiscal 2002 and included this information in Note 8 to the Company's financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". This Interpretation was subsequently revised by the FASB in December 2003 (FIN 46R). The objective of this Interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. FIN 46R is effective for periods after June 15, 2003 for variable interest entities in which the Company holds a variable interest it acquired before February 1, 2003. For entities acquired or created before February 1, 2003, this Interpretation is effective no later than the end of the first reporting period that ends after March 15, 2004, except for those variable interest entities that are considered to be special-purpose entities, for which the effective date is no later that the end of the first reporting period that ends after December 31, 2003. The Company is still assessing the impact, if any, the Interpretation will have on the Company's financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to interest rate risk in connection with its $60.0 million revolving credit facility that provides for interest payable at the LIBOR rate plus a contractual spread. The Company's variable rate borrowings under this revolving credit facility totaled $43,600,000 at October 26, 2003. The impact on the Company's annual results of operations of a one-point interest rate change would be approximately $436,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

QUALITY DINING, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

                                                                                    October 26,    October 27,
                                                                                        2003          2002
--------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                        $     1,074    $     1,021
   Accounts receivable                                                                    1,424          1,615
   Inventories                                                                            1,670          1,843
   Deferred income taxes                                                                  2,251          2,356
   Assets held for sale                                                                   5,821              -
   Other current assets                                                                   2,204          2,222
--------------------------------------------------------------------------------------------------------------
Total current assets                                                                     14,444          9,057
--------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                              99,905        111,259
--------------------------------------------------------------------------------------------------------------
Other assets:
   Deferred income taxes                                                                  6,749          7,644
   Trademarks, net                                                                        1,285          5,317
   Franchise fees and development fees, net                                               8,801          9,379
   Goodwill, net                                                                          7,960          7,960
   Liquor licenses, net                                                                   2,820          2,653
   Other                                                                                  3,443          3,672
--------------------------------------------------------------------------------------------------------------
Total other assets                                                                       31,058         36,625
--------------------------------------------------------------------------------------------------------------
Total assets                                                                        $   145,407    $   156,941
--------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of capitalized leases and long-term debt                         $     5,200    $     1,978
   Accounts payable                                                                       6,181          9,884
   Accrued liabilities                                                                   19,533         20,295
--------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                30,914         32,157
Long-term debt                                                                           83,330         95,305
Capitalized leases principally to related parties, less current portion                   3,151          3,726
--------------------------------------------------------------------------------------------------------------
Total liabilities                                                                       117,395        131,188
--------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 9, 10 and 12)
Stockholders' equity:
   Preferred stock, without par value: 5,000,000 shares authorized; none issued               -              -
   Common stock, without par value: 50,000,000 shares authorized;
   12,955,781 and 12,969,672 shares issued, respectively                                     28             28
   Additional paid-in capital                                                           238,696        237,434
   Accumulated deficit                                                                 (206,514)      (207,386)
   Unearned compensation                                                                   (575)          (700)
--------------------------------------------------------------------------------------------------------------
                                                                                         31,635         29,376
   Less treasury stock, at cost, 1,360,573 and 1,360,573 shares, respectively             3,623          3,623
--------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                               28,012         25,753
--------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                          $   145,407    $   156,941
--------------------------------------------------------------------------------------------------------------

       The accompanying notes are an integral part of the consolidated financial statements.

QUALITY DINING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

                                                                          Fiscal Year Ended
                                                               October 26,    October 27,    October 28,
                                                                   2003          2002           2001
--------------------------------------------------------------------------------------------------------
Revenues:
   Burger King                                                 $   114,983    $   123,795    $    80,791
   Chili's Grill & Bar                                              80,710         75,760         69,727
   Italian Dining Division                                          17,560         17,052         17,126
   Grady's American Grill                                           13,892         31,607         45,166
--------------------------------------------------------------------------------------------------------
Total revenues                                                     227,145        248,214        212,810
--------------------------------------------------------------------------------------------------------
Operating expenses:
   Restaurant operating expenses:
      Food and beverage                                             61,910         69,379         59,492
      Payroll and benefits                                          66,486         72,791         62,585
      Depreciation and amortization                                  9,977         10,117         10,876
      Other operating expenses                                      61,540         64,655         54,819
--------------------------------------------------------------------------------------------------------
Total restaurant operating expenses                                199,913        216,942        187,772
--------------------------------------------------------------------------------------------------------
Income from restaurant operations                                   27,232         31,272         25,038
--------------------------------------------------------------------------------------------------------
   General and administrative                                       15,961         18,638         15,111
   Amortization of intangibles                                         364            431            892
   Facility closing costs                                              (90)           355            898
   Impairment of assets                                              3,771              -         14,487
--------------------------------------------------------------------------------------------------------
Operating income (loss)                                              7,226         11,848         (6,350)
--------------------------------------------------------------------------------------------------------
Other income (expense):
      Interest expense                                              (7,479)        (8,429)       (10,419)
      Recovery of note receivable                                    3,459              -              -
      Stock purchase expense                                        (1,294)             -              -
      Gain (loss) on sale of property and equipment                    (53)         1,034           (310)
      Other income, net                                                992            655          1,185
--------------------------------------------------------------------------------------------------------
Total other expense                                                 (4,375)        (6,740)        (9,544)
--------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income taxes         2,851          5,108        (15,894)
Income tax provision                                                 1,966          1,053          1,325
--------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                               885          4,055        (17,219)
Income (loss) from discontinued operations, net of tax                 (13)         1,029          1,689
--------------------------------------------------------------------------------------------------------
Net income (loss)                                              $       872    $     5,084    $   (15,530)
--------------------------------------------------------------------------------------------------------

Basic net income (loss) per share:
--------------------------------------------------------------------------------------------------------
      Continuing operations                                           0.08           0.36          (1.52)
      Discontinued operations                                            -           0.09           0.15
--------------------------------------------------------------------------------------------------------
Basic net income (loss) per share                              $      0.08    $      0.45    $     (1.37)
--------------------------------------------------------------------------------------------------------

Diluted net income (loss) per share:
--------------------------------------------------------------------------------------------------------
      Continuing operations                                           0.08           0.36          (1.52)
      Discontinued operations                                            -           0.09           0.15
--------------------------------------------------------------------------------------------------------
Diluted net income (loss) per share                            $      0.08    $      0.45    $     (1.37)
--------------------------------------------------------------------------------------------------------

Weighted average shares outstanding
--------------------------------------------------------------------------------------------------------
   Basic                                                            11,311         11,248         11,356
--------------------------------------------------------------------------------------------------------
   Diluted                                                          11,335         11,306         11,356
--------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

QUALITY DINING, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars and shares in thousands)

                                Shares            Additional   Retained                               Stock-
                                Common   Common    Paid-in     Earnings      Unearned     Treasury   holders'
                                Stock    Stock     Capital     (Deficit)   Compensation     Stock     Equity
-------------------------------------------------------------------------------------------------------------
Balance, October 29, 2000       12,855   $   28   $  237,031   $(196,940)  $       (437)  $ (1,698)  $ 37,984
   Purchase of treasury stock        -        -            -           -              -     (1,925)    (1,925)
   Restricted stock grants         103        -          265           -           (265)         -          -
   Amortization of unearned
    compensation                     -        -            -           -             96          -         96
   Common stock subject to
    redemption                                          (245)                                            (245)
   Restricted stock forfeited      (17)       -          (49)          -             49          -          -
   Net loss, fiscal 2001             -        -            -     (15,530)             -          -    (15,530)
-------------------------------------------------------------------------------------------------------------
Balance, October 28, 2001       12,941       28      237,002    (212,470)          (557)    (3,623)    20,380
   Restricted stock grants         125                   432           -           (432)         -          -
   Retirement of common
    stock                          (96)       -            -           -              -          -          -
   Amortization of unearned
    compensation                     -        -            -           -            289          -        289
   Net income, fiscal 2002                                         5,084                                5,084
-------------------------------------------------------------------------------------------------------------
Balance, October 27, 2002       12,970       28      237,434    (207,386)          (700)    (3,623)    25,753
   Restricted stock forfeited      (14)       -          (32)          -             32          -          -
   Stock purchase expense            -        -        1,294           -              -          -      1,294
   Amortization of unearned
    compensation                     -        -            -                         93          -         93
   Net income, fiscal 2003           -        -            -         872              -          -        872
-------------------------------------------------------------------------------------------------------------
Balance, October 26, 2003       12,956   $   28   $  238,696   $(206,514)  $       (575)  $ (3,623)  $ 28,012
-------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

QUALITY DINING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

                                                                                    Fiscal Year Ended
                                                                        October 26,    October 27,    October 28,
                                                                           2003           2002           2001
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                    $       872    $     5,084    $   (15,530)
   Loss (income) from discontinued operations                                    13         (1,029)        (1,689)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization of property and equipment                 9,638          9,855         10,903
      Amortization of other assets                                            1,572          1,606          1,880
      Impairment of assets and facility closing costs                         3,681            355         15,385
      Stock purchase expense                                                  1,294              -              -
      Loss (gain) on sale of property and equipment                              53         (1,034)           310
      Deferred income taxes                                                   1,000              -              -
      Amortization of unearned compensation                                      93            289             96
      Changes in operating assets and liabilities, excluding effects of acquisitions and dispositions:
        Accounts receivable                                                     191            227            374
        Inventories                                                             173            199            391
        Other current assets                                                     18           (180)            82
        Accounts payable                                                     (3,703)          (851)          (835)
        Accrued liabilities                                                    (672)          (730)        (2,659)
-----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                    14,223         13,791          8,708
-----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Acquisition of business, net of cash                                           -              -         (4,212)
   Proceeds from sales of property and equipment                              4,782         15,517            142
   Purchase of property and equipment                                        (9,570)       (16,102)       (11,821)
   Purchase of other assets                                                    (892)        (1,013)          (858)
   Other, net                                                                   294              -              -
-----------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                       (5,386)        (1,598)       (16,749)
-----------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
   Purchase of treasury stock                                                     -              -         (1,925)
   Borrowings of long-term debt                                              51,513         95,790         70,150
   Repayment of long-term debt                                              (60,337)      (109,313)       (63,168)
   Repayment of capitalized lease obligations                                  (504)          (470)          (455)
   Loan financing fees                                                            -           (619)             -
   Purchase of common stock subject to redemption                                 -           (264)             -
-----------------------------------------------------------------------------------------------------------------
Net cash (used for) provided by financing activities                         (9,328)       (14,876)         4,602
-----------------------------------------------------------------------------------------------------------------

Cash provided by discontinued operations                                        544          1,634          2,597
-----------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                             53         (1,049)          (842)
Cash and cash equivalents, beginning of year                                  1,021          2,070          2,912
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                  $     1,074    $     1,021    $     2,070
-----------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest, net of amounts capitalized                   $     7,355    $     8,597    $     9,993
   Cash paid for income taxes                                           $       793    $     1,131    $     1,284

The accompanying notes are an integral part of the consolidated financial statements.

QUALITY DINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

{1} NATURE OF BUSINESS

NATURE OF BUSINESS - Quality Dining, Inc. and its subsidiaries (the "Company") develop and operate both quick service and full service restaurants in 13 states. The Company owns and operates 12 Grady's American Grill restaurants, three restaurants under the tradename of Spageddies Italian Kitchen and six restaurants under the tradename Papa Vino's Italian Kitchen. The Company also operates, as a franchisee, 118 Burger King restaurants and 37 Chili's Grill & Bar restaurants.

{2} SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR - The Company maintains its accounts on a 52/53 week fiscal year ending the last Sunday in October. The fiscal year ended October 26, 2003 (fiscal 2003) contained 52 weeks. The fiscal years ended October 27, 2002 (fiscal 2002) and October 28, 2001 (fiscal 2001) also contained 52 weeks.

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

REVENUE RECOGNITION - The Company recognizes revenue upon delivery of products to its customers.

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

                                              Years
                                              -----
Capitalized Lease Property                      17-20
Buildings and Leasehold Improvements        10-3 11/2
Furniture and Equipment                           3-7
Computer Equipment and Software                   5-7

Upon the sale or disposition of property and equipment, the asset cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in Other Expense. Normal repairs and maintenance costs are expensed as incurred.

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

Amortized intangible assets consist of the following:

(Dollars in thousands)

                                                              As of October 26, 2003
                                                    ------------------------------------------
                                                    Gross Carrying   Accumulated       Net
Amortized intangible assets                             Amount       Amortization   Book Value
----------------------------------------------------------------------------------------------
Trademarks                                          $        2,961   $     (1,676)  $    1,285
Franchise fees and development fees                         14,782         (5,981)       8,801
                                                    ------------------------------------------
    Total                                           $       17,743   $     (7,657)  $   10,086
                                                    ------------------------------------------

The Company's intangible asset amortization expense for fiscal 2003 was $1,113,000. The estimated intangible amortization expense for each of the next five years is $1,359,000.

In the second quarter of fiscal 2003, the Company recorded an impairment charge related to certain Grady's American Grill restaurants that resulted in a reduction of the net book value of the Grady's American Grill trademark by $2,882,000. In conjunction with the Company's impairment assessment, the Company revised its estimate of the remaining useful life of the trademark from 15 to 5 years. As a result of these changes, net income for fiscal 2003 increased by $87,000, which is approximately $0.01 per diluted share.

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

The Company operates four distinct restaurant concepts in the food-service industry. It owns the Grady's American Grill concept, an Italian Dining concept and it operates Burger King restaurants and Chili's Grill & Bar restaurants as a franchisee of Burger King Corporation and Brinker International, Inc., respectively. The Company has identified each restaurant concept as an operating segment based on management structure and internal reporting. The Company has two operating segments with goodwill - Chili's Grill & Bar and Burger King. The Company had a total of $7,960,000 in goodwill as of October 26, 2003. The Chili's Grill and Bar operating segment had $6,902,000 of goodwill and the Burger King operating segment had $1,058,000 of goodwill.

ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142. The following table reports the comparative impact the adoption of Statement 142 has on the Company's reported results of operations.

                                                                           Fiscal Year Ended
                                                                October 26,   October 27,   October 28,
(Dollars in thousands, except for earnings-per-share amounts)      2003          2002           2001
-------------------------------------------------------------   -----------   -----------   -----------
Reported net income (loss)                                      $       872   $     5,084   $   (15,530)
  Add back: Goodwill amortization                                         -             -           541
                                                                -----------   -----------   -----------
  Adjusted net income (loss)                                    $       872   $     5,084   $   (14,989)
                                                                ===========   ===========   ===========

Basic earnings (loss) per share:
  Reported net income (loss)                                    $      0.08   $      0.45   $     (1.37)
  Goodwill amortization                                                   -             -          0.05
                                                                -----------   -----------   -----------
  Adjusted net income (loss)                                    $      0.08   $      0.45   $     (1.32)
                                                                ===========   ===========   ===========

Diluted earnings (loss) per share:
  Reported net income (loss)                                    $      0.08   $      0.45   $     (1.37)
  Goodwill amortization                                                   -             -          0.05
                                                                -----------   -----------   -----------
  Adjusted net income (loss)                                    $      0.08   $      0.45   $     (1.32)
                                                                ===========   ===========   ===========

                                                                           Fiscal Year Ended
                                                                October 26,   October 27,   October 28,
(Dollars in thousands, except for earnings-per-share amounts)      2003          2002           2001
-------------------------------------------------------------   -----------   -----------   -----------
Reported net income (loss) from continuing operations           $       885   $     5,084   $   (15,530)
  Add back: Goodwill amortization                                         -             -           541
                                                                -----------   -----------   -----------
  Adjusted net income (loss) from continuing operations         $       885   $     5,084   $   (14,989)
                                                                ===========   ===========   ===========

Basic earnings (loss) per share:
  Reported net income (loss) from continuing operations         $      0.08   $      0.45   $     (1.37)
  Goodwill amortization                                                   -             -          0.05
                                                                -----------   -----------   -----------
  Adjusted net income (loss) from continuing operations         $      0.08   $      0.45   $     (1.32)
                                                                ===========   ===========   ===========

Diluted earnings (loss) per share:
  Reported net income (loss) from continuing operations         $      0.08   $      0.45   $     (1.37)
  Goodwill amortization                                                   -             -          0.05
                                                                -----------   -----------   -----------
  Adjusted net income (loss) from continuing operations         $      0.08   $      0.45   $     (1.32)
                                                                ===========   ===========   ===========

FRANCHISE FEES AND DEVELOPMENT FEES - The Company's Burger King and Chili's franchise agreements require the payment of a franchise fee for each restaurant opened. Franchise fees are deferred and amortized on the straight-line method over the lives of the respective franchise agreements. Development fees paid to the respective franchisors are deferred and expensed in the period the related restaurants are opened. Franchise fees are being amortized on a straight-line basis, generally over 20 years. Accumulated amortization of franchise fees as of October 26, 2003 and October 27, 2002 was $5,981,000 and $5,239,000,
respectively.

ADVERTISING - The Company incurs advertising expense related to its concepts under franchise agreements (See Note 5) or through local advertising. Advertising costs are expensed at the time the related advertising first takes place. Advertising costs were $8,011,000, $8,523,000 and $7,630,000 for fiscal years 2003, 2002 and 2001, respectively.

LIQUOR LICENSES - Costs incurred in securing liquor licenses for the Company's restaurants and the fair value of liquor licenses acquired in acquisitions are capitalized and amortized on a straight-line basis, principally over 20 years. Accumulated amortization of liquor licenses as of October 26, 2003 and October 27, 2002 was $1,514,000 and $1,316,000, respectively.

DEFERRED FINANCING COSTS - Deferred costs of debt financing included in other non-current assets are amortized over the life of the related loan agreements, which range from three to 20 years.

COMPUTER SOFTWARE COSTS - Costs of purchased and internally developed computer software are capitalized in accordance with SOP 98-1 and amortized over a five to seven year period using the straight-line method. As of October 26, 2003 and October 27, 2002, capitalized computer software costs, net of related accumulated amortization, aggregated $890,000 and $1,188,000, respectively. Amortization of computer software costs was $265,000, $259,000 and $391,000 for fiscal years 2003, 2002 and 2001 respectively.

CAPITALIZED INTEREST - Interest costs capitalized during the construction period of new restaurants and major capital projects were $18,000, $28,000 and $18,000 for fiscal years 2003, 2002 and 2001 respectively.

STOCK-BASED COMPENSATION - The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." These statements encourage rather than require companies to adopt a new method that accounts for stock-based compensation awards based on their estimated fair value at the date they are granted. Companies are permitted, however, to continue accounting for stock compensation awards under APB Opinion No. 25 which requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of the grant and the amount an employee must pay to acquire the stock. Under this method, no compensation cost has been recognized for stock option awards. The Company has elected to continue to apply APB Opinion No. 25.

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value method as prescribed by SFAS 123, the Company's net earnings (loss) and net earnings (loss) per share would have been the pro forma amounts indicated below:

                                                                     October 26,   October 27,   October 28,
             (in thousands, except per share amounts)                   2003          2002           2001
------------------------------------------------------------------------------------------------------------
Net income (loss), as reported                                       $       872   $     5,084   $   (15,530)
Deduct: Total stock option based employee compensation expense determined by using the Black-Scholes option pricing model, net of
related tax effects                                                          (38)          (48)          (61)
                                                                     ---------------------------------------
Net income (loss), pro forma                                         $       834   $     5,036   $   (15,591)
                                                                     ---------------------------------------

Basic net income (loss) per common share, as reported                $      0.08   $      0.45   $     (1.37)
Basic net income (loss) per common share, pro forma                  $      0.07   $      0.45   $     (1.37)
------------------------------------------------------------------------------------------------------------

The weighted average fair value at the date of grant for options granted during fiscal 2003, 2002 and 2001 was $1.05, $1.76 and $1.12 per share, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 2003, 2002 and 2001: dividend yield of 0% for all years; expected volatility of 53.5%, 55.0% and 54.1%, respectively; risk-free interest rate of 3.6%, 3.5% and 4.6%, respectively; and expected lives of 5 years for all fiscal years.

STOCK PURCHASE EXPENSE - During the third quarter of fiscal 2003, the Chairman and Chief Executive Officer of the Company, Daniel B. Fitzpatrick, purchased all 1,148,014 shares of the Company's common stock owned by NBO, LLC ("NBO"), for approximately $4.1 million. The Company was required to take a one-time non-cash charge of $1,294,000, which is equal to the premium to the market price that Mr. Fitzpatrick paid for the shares. There was also a corresponding increase in the Company's additional paid-in capital of $1,294,000.

NET INCOME (LOSS) PER SHARE - Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding plus all potential dilutive common shares outstanding. For all years presented, the difference between basic and dilutive shares represents options on common stock. For the fiscal year ended October 28, 2001, 17,000 options were excluded from the diluted earnings per share calculations because to do so would have been anti-dilutive.

CONCENTRATIONS OF CREDIT RISK - Financial instruments, which potentially subject the Company to credit risk, consist primarily of cash and cash equivalents and notes receivable. Substantially all of the Company's cash and cash equivalents at October 26, 2003 were concentrated with a bank located in Chicago, Illinois.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

INCOME TAXES - The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. SFAS 109 requires the establishment of a valuation reserve against any deferred tax assets if the realization of such assets is not deemed more likely than not.

RECLASSIFICATIONS - To enhance comparative data, management concluded during fiscal 2003 that sales of promotional items, consisting primarily of toys accompanying kids meals in the quick service segment, should be reported as revenues. Previously, these items were immaterial in amount and the value attributable to them was recorded as an offset to other restaurant operating expense. Amounts reported in prior periods have been reclassified to conform to the current quarter's presentation. For all periods presented, the reclassifications result in an increase of approximately 1% in consolidated revenue and restaurant operating expenses as compared to amounts previously reported. Such reclassifications had no impact on previously reported income from restaurant operations, operating income, net income, or stockholders' equity.

ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 144 - As a result of the adoption of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company has classified the revenues, expenses and related assets and liabilities of four Grady's American Grill restaurants that were sold in 2003 and four Grady's American Grill that are held for sale, as discontinued operations in the accompanying consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. It nullifies the guidance in Emerging Issues Task Force 94-3, which recognized a liability for an exit cost on the date an entity committed itself to an exit plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of SFAS 146 in the first quarter of fiscal 2003. The adoption of this statement did not have a material affect on the Company's results.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not intend to adopt the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. The Company has adopted the disclosure provisions.

         In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". This Interpretation was subsequently revised by the FASB in December 2003 (FIN 46R). The objective of this Interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. FIN 46R is effective for periods after June 15, 2003 for variable interest entities in which the Company holds a variable interest it acquired before February 1, 2003. For entities acquired or created before February 1, 2003, this Interpretation is effective no later than the end of the first reporting period that ends after March 15, 2004, except for those variable interest entities that are considered to be special-purpose entities, for which the effective date is no later that the end of the first reporting period that ends after December 31, 2003. The Company is still assessing the impact, if any, the Interpretation will have on the Company's financial statements.

{3} OTHER CURRENT ASSETS AND ACCRUED LIABILITIES

Other current assets and accrued liabilities consist of the following:

                                                         October 26,      October 27,
(Dollars in thousands)                                      2003             2002
-------------------------------------------------------------------------------------
Other current assets:
       Prepaid real estate taxes                         $       689      $       652
       Prepaid insurance                                         589              611
       Deposits                                                  406              428
       Prepaid expenses and other current assets                 520              531
-------------------------------------------------------------------------------------
                                                         $     2,204      $     2,222
-------------------------------------------------------------------------------------
Accrued liabilities:
       Accrued salaries, wages and severance             $     3,711      $     4,601
       Accrued insurance costs                                 3,688            3,286
       Unearned income                                         2,214            2,269
       Accrued advertising and royalties                       1,324            1,214
       Accrued property taxes                                  1,344            1,106
       Accrued sales taxes                                       738              908
       Other accrued liabilities                               6,514            6,911
-------------------------------------------------------------------------------------
                                                         $    19,533      $    20,295
-------------------------------------------------------------------------------------

{4} PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                    October 26,      October 27,
(Dollars in thousands)                                                  2003             2002
------------------------------------------------------------------------------------------------
Land and land improvements                                          $    24,076      $    31,219
Capitalized lease property                                                7,297            7,297
Buildings and leasehold improvements                                     83,085           81,602
Furniture and equipment                                                  62,013           63,718
Construction in progress                                                    571            2,060
------------------------------------------------------------------------------------------------
                                                                        177,042          185,896
------------------------------------------------------------------------------------------------
Less, accumulated depreciation and capitalized lease amortization        77,137           74,637
------------------------------------------------------------------------------------------------
Property and equipment, net                                         $    99,905      $   111,259
------------------------------------------------------------------------------------------------

{5} FRANCHISE AND DEVELOPMENT RIGHTS

     The Company has entered into franchise agreements with two franchisors for the operation of two of its restaurant concepts, Burger King and Chili's. The existing franchise agreements provide the franchisors with significant rights regarding the business and operations of the Company's franchised restaurants. The franchise agreements with Burger King Corporation require the Company to pay royalties ranging from 2.75% to 4.5% of sales and advertising fees of 4.0% of sales. The franchise agreements with Brinker International, Inc. ("Brinker") covering the Company's Chili's restaurant concept require the Company to pay royalty and advertising fees equal to 4.0% and 0.5% of Chili's restaurant sales, respectively. In addition, the Company is required to spend 2.0% of sales from each of its Chili's restaurants on local advertising which is considered to be met by the additional contributions described below. As part of a system-wide promotional effort, the Company paid an additional advertising fee as follows:

                 Period                                % of Sales
                 ------                                ----------
September 1, 1999 through August 30, 2000                 0.375%
September 1, 2000 through June 27, 2001                     1.0%
June 28, 2001 through June 26, 2002                         1.2%
June 27, 2002 through June 25, 2003                         2.0%
June 26, 2003 through June 30, 2004                        2.25%

     The Company's development agreement with Brinker expired on December 31, 2003. The development agreement entitled the Company to develop up to 41 Chili's restaurants in two regions encompassing counties in Indiana, Michigan, Ohio, Kentucky, Delaware, New Jersey and Pennsylvania. The Company paid development fees totaling $260,000 for the right to develop the restaurants in the regions. Each Chili's franchise agreement requires the Company to pay an initial franchise fee of $40,000, a monthly royalty fee of 4.0% of sales and advertising fees of 0.5% of sales. The Company completed all of its obligations under its development agreement prior to its expiration.

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

     For new restaurants, the transitional period was from July 1, 2000 to June 30, 2003. Since July 1, 2003, the royalty rate is 4.5% of sales for the full term of new restaurant franchise agreements. For renewals of existing franchise agreements, the transitional period was from July 1, 2000 through June 30, 2001. As of July 1, 2001, existing restaurants that renew their franchise agreements will pay a royalty of 4.5% of sales for the full term of the renewed agreement. The advertising contribution remains at 4.0% of sales. Royalties payable under existing franchise agreements are not affected by these changes until the time of renewal, at which time the then prevailing rate structure will apply.

     Burger King Corporation offered a voluntary program as an incentive for franchisees to renew their franchise agreements prior to the scheduled expiration date ("2000 Early Renewal Program"). Franchisees that elected to participate in the 2000 Early Renewal Program were required to make capital investments in their restaurants by, among other things, bringing them up to Burger King Corporation's current image, and to extend occupancy leases. Franchise agreements entered into under the 2000 Early Renewal Program have special provisions regarding the royalty payable during the term, including a reduction in the royalty to 2.75% over five years generally beginning April, 2002 and concluding in April, 2007.

     The Company included 36 restaurants in the 2000 Early Renewal Program. The Company paid franchise fees of $877,000 in the third quarter of fiscal 2000 to extend the franchise agreements of the selected restaurants for 16 to 20 years. In fiscal 2001 and 2002, the Company invested approximately $6.6 million to remodel the selected restaurants to Burger King Corporation's current image.

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

     The Company included three restaurants in the 2001 Early Renewal Program. The Company paid franchise fees of $144,925 in fiscal 2001 to extend the franchise agreements of the selected restaurants for 17 to 20 years. The Company invested approximately $1.7 million in fiscal 2003 to remodel two participating restaurants to Burger King Corporation's current image. The Company is considering withdrawing the third restaurant from the 2001 Early Renewal Program.

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

{6} INCOME TAXES

The provision for income taxes for the fiscal years ended October 26, 2003, October 27, 2002 and, October 28, 2001 is summarized as follows:

                                                          Fiscal Year Ended
                                             October 26,     October 27,   October 28,
(Dollars in thousands)                          2003            2002          2001
--------------------------------------------------------------------------------------
Current:
    Federal                                    $     -         $  (330)      $     -
    State                                          966           1,383         1,325
------------------------------------------------------------------------------------
                                                   966           1,053         1,325
------------------------------------------------------------------------------------
Deferred:
    Provision (benefit) for the period           1,000               -             -
------------------------------------------------------------------------------------
    Total                                      $ 1,966         $ 1,053       $ 1,325
------------------------------------------------------------------------------------

The components of the deferred tax assets and liabilities are as follows:

                                                      October 26,       October 27,
(Dollars in thousands)                                   2003              2002
-----------------------------------------------------------------------------------
Deferred tax assets:
     Net operating loss carryforwards                  $ 19,852          $ 15,589
     Note receivable allowance                                -             6,991
     FICA tip credit and minimum tax credit               5,141             4,580
     Accrued liabilities                                  2,531             2,290
     Property and equipment                               2,888             2,401
     Capitalized lease obligations                          637               686
     Trademarks                                           1,767               666
     Franchise Fees                                         803               737
     Other                                                  616               790
---------------------------------------------------------------------------------
     Deferred tax assets                                 34,235            34,730
     Less: Valuation allowance                          (24,169)          (23,958)
---------------------------------------------------------------------------------
                                                         10,066            10,772
---------------------------------------------------------------------------------
Deferred tax liabilities:
     Goodwill                                              (958)             (686)
     Other                                                 (108)              (86)
---------------------------------------------------------------------------------
     Deferred tax liabilities                            (1,066)             (772)
---------------------------------------------------------------------------------
     Net deferred tax assets                            $ 9,000          $ 10,000
---------------------------------------------------------------------------------

         The Company has net operating loss carryforwards of approximately $56.7 million as well as FICA tip credits and alternative minimum tax credits of $5.1 million.

         Net operating loss carryforwards expire as follows:

                                                      Net operating loss
                                                        carryforwards
                                                      ------------------
Net operating loss carryforwards expiring 2012           $ 39,921,000
Net operating loss carryforwards expiring 2018              3,000,000
Net operating loss carryforwards expiring 2021              1,619,000
Net operating loss carryforwards expiring 2022             12,181,000
---------------------------------------------------------------------
Total net operating loss carryforwards                   $ 56,721,000
---------------------------------------------------------------------

FICA tip credits expire as follows:

                                                       FICA Tip Credits
                                                       ----------------
FICA tip credit expiring in 2012                          $ 1,340,000
FICA tip credit expiring in 2013                              477,000
FICA tip credit expiring in 2014                              572,000
FICA tip credit expiring in 2015                              571,000
FICA tip credit expiring in 2016                              727,000
FICA tip credit expiring in 2017                              702,000
FICA tip credit expiring in 2018                              561,000
---------------------------------------------------------------------
Total FICA tip credits                                    $ 4,950,000
---------------------------------------------------------------------

         The alternative minimum tax credits of $191,000 carryforward indefinitely.

         At October 26, 2003, the Company has deferred tax assets consisting principally of carryforward tax losses and credits aggregating $34,235,000. After considering the weight of available positive and negative evidence regarding the realizability of these assets, the Company has recorded a valuation allowance aggregating $24,169,000, to reduce its net deferred tax asset to $9,000,000, the amount management believes more likely than not will be realized. The significant positive evidence considered by management in making this judgment included the Company's profitability in 2002 and 2003, the consistent historical profitability of the Company's Burger King, Chili's and Italian Dining divisions, and the resolution during 2003 of substantially all contingent liabilities related to its sold bagel businesses. The negative evidence considered by management includes persistent negative operating trends in its Grady's American Grill division, recent same store sales declines in the Burger King division (the largest operating unit) and statutory limitations on available carryforward tax benefits.

         In estimating its deferred tax asset, management used its 2004 operating plan as the basis for a forecast of future taxable earnings. Management did not incorporate growth assumptions and limited the forecast to five years, the period that management believes it can project results that are more likely than not achievable. Absent a significant and unforeseen change in facts or circumstances, management re-evaluates the realizability of its tax assets in connection with its annual budgeting cycle.

         Based on its assessment and using the methodology described above, management believes more likely than not the net deferred tax asset will be realized. The Company is currently profitable, has offset approximately $8.5 million of taxable income with net operating loss carryforward benefits in the last two years, and management believes the issues that gave rise to historical losses have been substantially resolved with no impact on its continuing businesses. Moreover, these core businesses have been historically, and continue to be, profitable. Nonetheless, realization of the net deferred tax asset will require approximately $26.5 million of future taxable income. The Company operates in a very competitive industry that can be significantly affected by changes in local, regional or national economic conditions, changes in consumer tastes, weather conditions and various other consumer concerns. Accordingly, the amount of the deferred tax asset considered by management to be realizable, more likely than not, could change in the near term if estimates of future taxable income change. This could result in a charge to, or increase in, income in the period such determination is made.

Differences between the effective income tax rate and the U.S. statutory tax rate are as follows:

                                                                        Fiscal Year Ended
                                                             October 26,    October 27,     October 28,
(Percent of pretax income)                                      2003           2002           2001
-------------------------------------------------------------------------------------------------------
Statutory tax rate                                              34.0%          34.0%         (34.0)%
State income taxes, net of federal income tax benefit           22.8           15.0            6.3
FICA tax credit                                                (19.6)         (11.4)          (5.1)
Change in valuation allowance                                    7.4          (26.9)          40.5
Stock purchase expense                                          15.4              -              -
Other, net                                                       9.6            6.7            1.9
--------------------------------------------------------------------------------------------------
Effective tax rate                                              69.6%          17.4%           9.6%
--------------------------------------------------------------------------------------------------

{7} LONG-TERM DEBT AND CREDIT AGREEMENTS

         The Company has a financing package totaling $109,066,000, consisting of a $60,000,000 revolving credit agreement and a $49,066,000 mortgage facility, as described below. The revolving credit agreement executed with JP Morgan Chase Bank, as agent for a group of five banks, provides for borrowings of up to $60,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread. The weighted average borrowing rate under the revolving credit agreement on October 26, 2003 was 4.18%. The revolving credit agreement will mature on November 1, 2005, at which time all amounts outstanding thereunder are due. The Company had $14,054,000 available under its revolving credit agreement as of October 26, 2003. The revolving credit agreement is collateralized by the stock of certain subsidiaries of the Company, certain interests in the Company's franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's real and personal property not pledged in the mortgage financing.

         The revolving credit agreement contains, among other provisions, restrictive covenants including maintenance of certain prescribed debt and fixed charge coverage ratios, limitations on the incurrence of additional indebtedness, limitations on consolidated capital expenditures, cross-default provisions with other material agreements, restrictions on the payment of dividends (other than stock dividends) and limitations on the purchase or redemption of shares of the Company's capital stock. Under the revolving credit agreement the Company's funded debt to consolidated cash flow ratio could not exceed 3.75 and its fixed charge coverage ratio could not be less than 1.50 on October 26, 2003. The Company was in compliance with these requirements with a funded debt to consolidated cash flow ratio of 3.68 and a fixed charge coverage ratio of 1.72.

         Letters of credit reduce the Company's borrowing capacity under its revolving credit facility and represent purchased guarantees that ensure the Company's performance or payment to third parties in accordance with specified terms and conditions which amounted to $2,346,000 and $1,876,000 as of October 26, 2003 and October 27, 2002, respectively.

         The $49,066,000 mortgage facility currently includes 34 separate mortgage notes, with terms of either 15 or 20 years. The notes have fixed rates of interest of either 9.79% or 9.94%. The notes require equal monthly interest and principal payments. The mortgage notes are collateralized by a first mortgage/deed of trust and security agreement on the real estate, improvements and equipment on 19 of the Company's Chili's restaurants and 15 of the Company's Burger King restaurants. The mortgage notes contain, among other provisions, financial covenants which require the Company to maintain a consolidated fixed charge coverage ratio of at least 1.30 for each of six subsets of the financed properties.

         The Company was not in compliance with the required consolidated fixed charge coverage ratio for two of the subsets of the financed properties as of October 26, 2003 Both of these subsets are comprised solely of Burger King restaurants and had fixed charge coverage ratios of 1.11 and 1.26. The Company sought and obtained waivers of these covenant defaults from the mortgage lenders through November 28, 2004. If the Company is not in compliance with these covenants as of November 28, 2004, the Company will most likely seek additional waivers. The Company believes it would be able to obtain such waivers but there can be no assurance thereof. If the Company is unable to obtain such waivers it is contractually entitled to pre-pay the outstanding balances under one or more of the separate mortgage notes such that the remaining properties in the subsets would meet the required ratio. However, any such prepayments would be subject to prepayment premiums and to the Company's ability to maintain its compliance with the financial covenants in its revolving credit agreement. Alternatively, the Company is contractually entitled to substitute one or more better performing restaurants for under-performing restaurants such that the reconstituted subsets of properties would meet the required ratio. However, any such substitutions would require the consent of the lenders in the revolving credit agreement. For these reasons, the Company believes that its rights to prepay mortgage notes or substitute properties may be impractical depending on the circumstances existing at the time.

         The aggregate maturities of long-term debt subsequent to October 26, 2003 are as follows:

(Dollars in thousands)
-----------------------------------------------
FISCAL YEAR
-----------------------------------------------
2004                                   $  4,625
2005                                      1,792
2006                                     42,585
2007                                      2,175
2008                                      2,316
2009 and thereafter                      34,462
-----------------------------------------------
Total                                  $ 87,955
-----------------------------------------------

{8} EMPLOYEE BENEFIT PLANS

STOCK OPTIONS

         The Company has four stock option plans: the 1993 Stock Option and Incentive Plan, the 1997 Stock Option and Incentive Plan, the 1993 Outside Directors Stock Option Plan and the 1999 Outside Directors Stock Option Plan .

         On March 26, 1997 the Company's shareholders approved the 1997 Stock Option and Incentive Plan and therefore no awards for additional shares of the Company's common stock will be made under the 1993 Stock Option and Incentive Plan. Under the 1997 Stock Option and Incentive Plan, shares of restricted stock and options to purchase shares of the Company's common stock may be granted to officers and other employees. An aggregate of 1,100,000 shares of common stock has been reserved for issuance under the 1997 Stock Option and Incentive Plan. As of October 26, 2003, there were 105,935 and 545,083 options outstanding under the 1993 Stock Option and Incentive Plan and the 1997 Stock Option and Incentive Plan, respectively. Typically, options granted under these plans have a term of 10 years and become exercisable incrementally over 3 years.

         In December of 2000 the Company's Board of Directors approved the 1999 Outside Directors Stock Option Plan. Under the 1999 Outside Directors Stock Option Plan, 80,000 shares of common stock have been reserved for the issuance of nonqualified stock options to be granted to non-employee directors of the Company. On May 1, 2001, and on each May 1 thereafter, each then non-employee director of the Company will receive an option to purchase 2,000 shares of common stock at an exercise price equal to the fair market value of the Company's common stock on the date of grant. Each option has a term of 10 years and becomes exercisable six months after the date of grant. During fiscal 2003 the Company issued 10,000 shares under the 1999 Outside Directors Stock Option Plan. As of October 26, 2003, there were 38,000 and 46,000 options outstanding under the 1993 Outside Directors Stock Option Plan and the 1999 Outside Directors Stock Option Plan, respectively.

         On June 1, 1999, the Company implemented a Long Term Incentive Compensation Plan (the "Long Term Plan") for seven of its executive officers and certain other senior executives (the "Participants"). The Long Term Plan is designed to incent and retain those individuals who are critical to achieving the Company's long term business objectives. The Long Term Plan consists of (a) options granted with an exercise price equal to the closing price of the Company's common stock on the grant date, which vest over three years; (b) restricted stock awards of common shares which vest over seven years, subject to accelerated vesting in the event the price of the Company's common stock achieves certain targets; and, for certain Participants, (c) a cash bonus payable at the conclusion of fiscal year 2000. Under the Long Term Plan, the Company issued 102,557 restricted shares in fiscal 2001 and 104,360 restricted shares in fiscal 2000. There were 14,318 of restricted stock forfeited in fiscal 2003, no shares of restricted stock were forfeited in fiscal 2002 and 17,415 shares of restricted stock forfeited in fiscal 2001.

         During fiscal 2002, the Company issued 125,000 restricted shares and 75,000 options on similar terms as those which were issued under the Long Term Plan. During fiscal 2003, the Company did not issue any restricted shares or stock options to employees.

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

         Activity with respect to the Company's stock option plans for fiscal years 2003, 2002 and 2001 was as follows:

                                                                           Weighted Average
                                                        Number of Shares    Exercise Price
-------------------------------------------------------------------------------------------
Outstanding, October 29, 2000                                634,825           $5.78
  Granted                                                     19,000            2.17
  Canceled                                                   (45,371)           5.07
  Exercised                                                       -                -
-------------------------------------------------------------------------------------------
Outstanding, October 28, 2001                                608,454            5.72
  Granted                                                     75,000            3.46
  Canceled                                                   (11,955)           9.11
  Exercised                                                       -                -
-------------------------------------------------------------------------------------------
Outstanding, October 27, 2002                                671,499            5.41
  Granted                                                     10,000            2.11
  Canceled                                                   (30,481)           3.41
  Exercised                                                       -                -
-------------------------------------------------------------------------------------------
Outstanding, October 26, 2003                                651,018           $5.45
-------------------------------------------------------------------------------------------
Exercisable, October 26, 2003                                606,518
--------------------------------------------------------------------
Available for future grants at October 26, 2003              240,943
--------------------------------------------------------------------

         The following table summarizes information relating to fixed-priced stock options outstanding for all plans as of October 26, 2003.

                                            Options Outstanding                         Options Exercisable
                               ------------------------------------------------   --------------------------------
                                                 Weighted
                                                  Average           Weighted                          Weighted
                                 Number          Remaining          Average          Number            Average
Range of Exercise Price        Outstanding   Contractual Life    Exercise Price   Exercisable       Exercise Price
------------------------------------------------------------------------------------------------------------------
     $  .10 - $3.50              436,698         5.20 years         $ 3.06          422,198            $ 3.09
     $ 3.51 - $12.00             133,200         5.29 years         $ 6.70          103,200            $ 7.63
     $12.01 - $32.875             81,120         1.78 years         $16.28           81,120            $16.28

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

         The Company's contributions under Plan I and Plan II aggregated $246,000, $197,000 and $184,000 for fiscal years 2003, 2002 and 2001, respectively.

OTHER PLANS

         The Company also entered into agreements with five of its executive officers and two other senior executives pursuant to which the employees have agreed not to compete with the Company for a period of time after the termination of their employment and are entitled to receive certain payments in the event of a change of control of the Company.

{9} LEASES

         The Company leases its office facilities and a substantial portion of the land and buildings used in the operation of its restaurants. The restaurant leases generally provide for a noncancelable term of five to 20 years and provide for additional renewal terms at the Company's option. Most restaurant leases contain provisions for percentage rentals on sales above specified minimums. Rental expense incurred under these percentage rental provisions aggregated $585,000, $927,000 and $810,000 for fiscal years 2003, 2002 and 2001, respectively.

As of October 26, 2003, future minimum lease payments related to these leases were as follows:

(Dollars in thousands)
-------------------------------------------------------------------------------------------------------------
                                                                           Capital       Operating
Fiscal Year                                                                 Leases        Leases       Total
-------------------------------------------------------------------------------------------------------------
2004                                                                        $1,026        $10,654     $11,680
2005                                                                         1,026          8,416       9,442
2006                                                                           977          7,560       8,537
2007                                                                           707          6,838       7,545
2008                                                                           511          5,937       6,448
2009 and thereafter                                                          1,123         23,774      24,897
-------------------------------------------------------------------------------------------------------------
                                                                             5,370        $63,179     $68,549
                                                                                          -------------------
Less: Amount representing interest                                           1,644
----------------------------------------------------------------------------------
Present value of future minimum lease payments of which
     $575 is included in current liabilities at October 26, 2003            $3,726
----------------------------------------------------------------------------------

         Rent expense, including percentage rentals based on sales, was $11,342,000, $12,519,000 and $9,079,000 for fiscal years 2003, 2002 and 2001, respectively.

         The Company has ten subleases at restaurants and four subleases at its corporate headquarters building. As of October 26, 2003, future minimum lease payments related to these subleases were $4,770,000. Sublease payments were $848,000, $656,000 and $460,000 for fiscal years 2003, 2002 and 2001 respectively.

{10} COMMITMENTS AND CONTINGENCIES

         The Company is self-insured for a portion of its employee health care costs. The Company is liable for medical claims up to $125,000 per eligible employee annually, and aggregate annual claims up to approximately $3,160,000. The aggregate annual deductible is determined by the number of eligible covered employees during the year and the coverage they elect.

         The Company is self-insured with respect to any worker's compensation claims not covered by insurance. The Company maintains a $250,000 per occurrence deductible and is liable for aggregate claims up to $2,400,000 for the twelve-month period beginning September 1, 2003 and ending August 31, 2004.

         The Company is self-insured with respect to any general liability claims below the Company's self-insured retention of $150,000 per occurrence for the twelve-month period beginning September 1, 2003 and ending August 31, 2004.

         The Company has accrued $3,688,000 (see Note 3) for the estimated expense for its self-insured insurance plans. These accruals require management to make significant estimates and assumptions. Actual results could differ from management's estimates.

         At October 26, 2003, the Company had commitments aggregating $1,680,000 for the construction of restaurants.

         During fiscal 2003, the Company was party to a lawsuit with BFBC Ltd ("BFBC"), a former franchisee of Bruegger's Bagels, and certain principals of BFBC (the "Franchisee Parties"). During the second quarter of fiscal 2003, the Company entered into a settlement agreement with the Franchisee Parties that provided for a cash payment by the Franchisee Parties to the Company in the amount of $3.75 million and the dismissal of all remaining claims in the lawsuit. The Company recorded a gain of $3,459,000 in the second quarter of fiscal 2003 as a result of this settlement. Subsequent to the end of the second quarter of fiscal 2003, and ancillary to the BFBC settlement, the Company transferred to Bruegger's Corporation's senior secured lender the Company's interest in the $10.7 million Subordinated Note issued by Bruegger's Corporation to the Company in connection with the divestiture of the Company's bagel-related businesses in 1997. The Company received payment of $55,000 for the Subordinated Note. The Company had previously reserved for the full amount of the Subordinated Note. Accordingly, the Company recorded a $55,000 gain in respect of this payment in the third quarter of fiscal 2003.

         The Company is involved in various other legal proceedings incidental to the conduct of its business, including employment discrimination claims. Based upon currently available information, the Company does not expect that any such proceedings will have a material adverse effect on the Company's financial position or results of operations but there can be no assurance thereof.

{11} IMPAIRMENT OF LONG-LIVED ASSETS

         During fiscal 2003 the Company closed four Grady's American Grill restaurants. In light of these disposals and the continued decline in sales and cash flow in its Grady's American Grill division the Company reviewed the carrying amounts for the balance of its Grady's American Grill Restaurant assets. The Company estimated the future cash flows expected to result from the continued operation and the residual value of the remaining restaurant locations in the division and concluded that, for the division as a whole, and in particular with respect to eight locations, the undiscounted estimated future cash flows were less than the carrying amount of the related assets. Accordingly, the Company concluded that these assets had been impaired. The Company measured the impairment and recorded an impairment charge related to these assets aggregating $4,411,000 in the second quarter of fiscal 2003, consisting of a reduction in the net book value of the Grady's American Grill trademark of $2,882,000 and a reduction in the net book value of certain fixed assets in the amount of $1,529,000. In accordance with SFAS 144, $640,000 of this amount has been reclassified to discontinued operations in the Consolidated Statement of Operations for fiscal 2003.

         In determining the fair value of the aforementioned restaurants, the Company relied primarily on discounted cash flow analyses that incorporated an investment horizon of five years and utilized a risk adjusted discount factor.

         In light of the continuing negative trends in both sales and cash flows, the increase in the pervasiveness of these declines amongst individual stores, and the accelerating rate of decline in both sales and cash flow, the Company also determined that the useful life of the Grady's American Grill trademark should be reduced from 15 to five years.

         During the second half of fiscal 2001, the Company experienced a significant decrease in sales and cash flow in its Grady's American Grill division. The Company initiated various management actions in response to this declining trend, including evaluating strategic business alternatives for the division both as a whole and at each of its 34 restaurant locations. Subsequently, the Company entered into an agreement to sell nine of its Grady's American Grill restaurants for approximately $10.4 million. Because the carrying amount of the related assets as of October 28, 2001 exceeded the estimated net sale proceeds, the Company recorded an impairment charge of $4.1 million related to these nine restaurants. As a consequence of this loss and in connection with the aforementioned evaluation, the Company estimated the future cash flows expected to result from the continued operation and the residual value of the remaining restaurant locations in the division and concluded that, in 12 locations, the undiscounted estimated future cash flows were less than the carrying amount of the related assets. Accordingly, the Company concluded that these assets had been impaired. The Company measured the impairment and recorded an impairment charge related to these assets aggregating $10.4 million in fiscal 2001, consisting of a reduction in the net book value of the Grady's American Grill trademark of $4.9 million and a reduction in the net book value of certain fixed assets in the amount of $5.5 million.

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

         While the Company believes that the Grady's assets are reported at their estimated fair values as of October 26, 2003, there can be no assurances that future asset impairments may not occur.

{12} RELATED PARTY TRANSACTIONS

The Company leases 43 of its Burger King restaurants from entities that are substantially owned by certain directors, officers and stockholders of the Company. Amounts paid for leases with these related entities are as follows:

                                                                 Fiscal Year Ended
                                                   October 26,      October 27,     October 28,
(Dollars in thousands)                                2003             2002            2001
-----------------------------------------------------------------------------------------------
Operating leases:
           Base rentals                              $ 2,305          $ 2,187         $ 2,393
           Percentage rentals                            215              376             362
-----------------------------------------------------------------------------------------------
                                                       2,520            2,563           2,755
-----------------------------------------------------------------------------------------------
Capitalized leases:
           Interest                                      522              583             636
           Reduction of lease obligations                504              443             389
           Percentage rentals                             74              150             144
-----------------------------------------------------------------------------------------------
                                                       1,100            1,176           1,169
-----------------------------------------------------------------------------------------------
           Total                                     $ 3,620          $ 3,739         $ 3,924
-----------------------------------------------------------------------------------------------

         Affiliated real estate partnerships and two other entities related through common ownership pay management fees to the Company as reimbursement for administrative services provided. Total management fees for fiscal 2003 were $12,000 and $14,000 in each of fiscal 2002 and 2001.

         During the fiscal years 2003, 2002 and 2001, the Company made payments to companies owned by certain directors, stockholders and officers of the Company of $231,000, $301,000 and $339,000, respectively, for air transportation services. These amounts exclude salary and related expenses paid to the pilots during fiscal years 2003 and 2002 in the amounts of $104,000 and $16,000, respectively. Prior to fiscal 2002, the pilots' salaries and related expenses were borne by the Airplane Companies.

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

         The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition.

                     At October 15, 2001
--------------------------------------------------------------
Current assets                                     $   657,000
Property and equipment                               3,276,000
Franchise fees                                       1,038,000
Goodwill                                               988,000
                                                   -----------
Total assets acquired                              $ 5,959,000
Cash paid                                            4,212,000
                                                   -----------
Liabilities assumed                                $ 1,747,000
                                                   -----------

         The franchise fees will be amortized over the remaining life of each restaurant's franchise agreement which is between one and 18 years. The $988,000 of goodwill was allocated within the quick service segment and has not been amortized in accordance with FASB 142.

         The following unaudited pro forma results for the fiscal year ended October 28, 2001 were developed assuming the Grand Rapids Burger Kings had been acquired as of the beginning of the period presented. Prior to the acquisition, BBD Business Consultant's fiscal year ended December 31. BBD Business Consultants' prior period financial statements have been conformed with the Company's year end for the fiscal 2001 unaudited pro forma results. The unaudited pro forma results reflect certain adjustments, including interest expense (including capitalized interest on occupancy leases), depreciation of property and equipment and amortization of intangible assets.

                                          Fiscal Year
                                          -----------
                                          October 28,
                                             2001
                                          -----------
                                          (Unaudited)
Total revenues                            $ 268,144
Pro forma net loss                          (14,538)
Pro forma net loss per share                  (1.28)

         The unaudited pro forma results shown above are not necessarily indicative of the consolidated results that would have occurred had the acquisitions taken place at the beginning of the respective period, nor are they necessarily indicative of results that may occur in the future.

         During fiscal 2003, the Company sold four of its Grady's American Grill restaurants for net proceeds of $4,779,000. The Company recorded a $1,160,000 gain related to these sales.

         During fiscal 2002, the Company sold 15 of its Grady's American Grill restaurants for net proceeds of $15,512,000. The Company recorded a $1,360,000 gain related to these sales.

         As discussed in Note 2, discontinued operations includes the revenues and expenses of the eight Grady's American Grill restaurants that either had been sold or were being held for sale as of October 26, 2003. The decision to dispose of these locations reflects the Company's ongoing process of evaluating the performance of the Grady's American Grill restaurants and using the proceeds from dispositions to reduce debt. Assets held for sale includes property, plant and equipment totaling $5,821,000 as of October 26, 2003. Net income from discontinued operations for the periods ended October 26, 2003, and October 27, 2002 were made up of the following components:

                                                                            Fiscal Year Ended
                                                                October 26,    October 27,    October 28,
(Percent of pretax income)                                         2003           2002           2001
---------------------------------------------------------------------------------------------------------
Revenue discontinued operations                                   $ 8,435        $13,311        $15,281
Income discontinued restaurant operations                             518          1,050          1,718
Facility closing costs                                               (220)             -              -
Impairment of assets                                                 (640)             -              -
Gain on sale of assets                                                352              -              -
                                                                ---------------------------------------
Income before taxes                                                    10          1,050          1,718
Income tax provision                                                  (23)           (21)           (29)
                                                                ---------------------------------------
Income (loss) from discontinued operations                            (13)         1,029          1,689
                                                                =======================================
Basic and diluted net income per share from discontinued
   operations                                                     $     -        $  0.09        $  0.15
                                                                =======================================

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

                                                   FULL                 QUICK
         (Dollars in thousands)                  SERVICE               SERVICE           OTHER              TOTAL
----------------------------------------------------------------------------------------------------------------------
FISCAL 2003

Revenues                                        $ 112,162             $ 114,983         $      -         $ 227,145
Income from restaurant operations (1)              14,468                12,677               87            27,232

Operating income                                    5,029 (2)             3,173             (976)        $   7,226
Interest expense                                                                                             7,479
Other income                                                                                                 3,104 (3)
                                                                                                         ---------
Income from continuing operations before
income taxes                                                                                             $   2,851
                                                                                                         =========

Total assets                                       79,154                51,296           14,957         $ 145,407
Depreciation and amortization                       5,020                 5,011            1,179            11,210

FISCAL 2002

Revenues                                        $ 124,419             $ 123,795         $      -         $ 248,214
Income from restaurant operations (1)              15,232                16,036                4            31,272

Operating income                                    7,971                 5,314           (1,437)        $  11,848
Interest expense                                                                                             8,429
Other income                                                                                                 1,689
                                                                                                         ---------
Income from continuing operations before                                                                 $   5,108
                                                                                                         =========
income taxes

Total assets                                       91,630                51,210           14,101         $ 156,941
Depreciation and amortization                       5,549                 4,672            1,240            11,461

FISCAL 2001

Revenues                                        $ 132,019             $  80,791         $      -         $ 212,810
Income from restaurant operations (1)              13,686                11,217              135            25,038

Operating income (loss)                            (8,918)(4)             4,538           (1,970)        $  (6,350)
Interest expense                                                                                            10,419
Other income                                                                                                   875
                                                                                                         ---------
Loss from continuing operations before                                                                   $ (15,894)
                                                                                                         =========
income taxes

Total assets                                      104,425                45,268           17,545         $ 167,238
Depreciation and amortization                       8,127                 3,312            1,344            12,783

(1) Income from operations is restaurant sales minus total operating expenses.

(2) Includes charges for the impairment of assets and facility closing costs totaling $3,681,000.

(3) Includes stock purchase expense of $1,294,000 and recovery of note receivable of $3,459,000.

(4) Includes charges for the impairment of assets and facility closing costs totaling $15,385,000.

{15} SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
        (in thousands, except per share amounts)



                                             First            Second           Third            Fourth
    Year ended October 26, 2003             Quarter           Quarter         Quarter           Quarter
    ---------------------------             -----------------------------------------------------------
Total revenues                              $ 67,868        $ 51,517          $ 53,704         $ 54,056
Operating income (loss)                        2,317          (1,358)(1)         2,596            3,671
Income (loss) before income taxes                334             525 (2)          (198) (3)       2,190
Net income                                  $    179        $   (280)         $   (133)        $  1,106
                                            ========        ========          ========         ========
Basic net income (loss) per share           $   0.02        $  (0.02)         $  (0.01)        $   0.10
                                            ========        ========          ========         ========
Diluted net income (loss) per share         $   0.02        $  (0.02)         $  (0.01)        $   0.10
                                            ========        ========          ========         ========
Weighted average shares:
Basic                                         11,311          11,311            11,311           11,311
Diluted                                       11,358          11,311            11,311           11,356



                                             First           Second            Third            Fourth
Year ended October 27, 2002                 Quarter         Quarter           Quarter          Quarter
---------------------------                 -----------------------------------------------------------
Total revenues                              $ 80,504        $ 62,169          $ 59,509         $ 57,074
Operating income                               3,791           2,950             3,716            2,441
Income  before income taxes                    1,374           1,547             2,042            1,195
Net income                                  $    942        $  1,223          $  1,718         $  1,201
                                            ========        ========          ========         ========
Basic net income per share                  $   0.08        $   0.11          $   0.15         $   0.11
                                            ========        ========          ========         ========
Diluted net income per share                $   0.08        $   0.11          $   0.15         $   0.11
                                            ========        ========          ========         ========

Weighted average shares:
Basic                                         11,206          11,206            11,270           11,311
Diluted                                       11,298          11,422            11,617           11,417

(1) Includes charges for the impairment of assets and facility closing costs totaling $3,681,000.

(2) Includes recovery of note receivable in the amount of $3,459,000.

(3) Includes stock purchase expense of $1,294,000.

QUALITY DINING, INC.
REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Quality Dining, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Quality Dining, Inc. and its subsidiaries at October 26, 2003 and October 27, 2002, and the results of their operations and their cash flows for each of the three years in the period ended October 26, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for goodwill and other intangible assets as of October 29, 2001. As also discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for long-lived assets to be disposed of as of October 28, 2002.

PricewaterhouseCoopers LLP

Chicago, Illinois
December 23, 2003

               II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                                   Additions
                                                                   ---------
                                              Balance at     Charged to     Charged                          Balance at
                                             Beginning of    Costs and      to Other                           End of
                                                Period        Expenses      Accounts        Deductions         Period
                                             --------------------------------------------------------------------------
Year ended October 28, 2001

     Income tax valuation allowance            $ 20,362        5,343           -                   -          $  25,705

Year ended October 27, 2002

     Income tax valuation allowance            $ 25,705            -           -              (1,747) (1)     $  23,958

Year ended October 26, 2003

     Income tax valuation allowance            $ 23,958          211           -                   -          $  24,169

(1) During fiscal 2002 the Company utilized NOL carryforwards to offset current-year taxable income.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in or disagreements with the Company's independent accountants on accounting or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

     We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As of October 26, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Executive Vice President concluded that our disclosure controls and procedures are effective.

     There was no change in our internal control over financial reporting during the fourth quarter of our 2003 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item concerning the Directors and nominees for Director of the Company, and concerning disclosure of delinquent filers and concerning a code of ethics is incorporated herein by reference to the Company's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year. Information concerning the executive officers of the Company is included under the caption "Executive Officers of the Company" at the end of Part I of this Annual Report. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

     The Company has adopted a Code of Business Conduct and Ethics (the "Code") that applies to all of the Company's directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer and controller. The Code is posted on the Company's website at www.qdi.com. The Company intends to disclose any amendments to the Code by posting such amendments on its website. In addition, any waivers of the Code for directors or executive officers of the Company will be disclosed in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item concerning remuneration of the Company's officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference to the Company's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to the Company's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

Equity Compensation Plan Information

The following table provides certain information regarding the Company's equity compensation plans as of October 26, 2003:

                                                       Weighted
                                 Number of             average           Number of securities
                              securities to be      exercise price     remaining available for
                            issued upon exercise    of outstanding   future issuance under equity
                               of outstanding          options,            compensation plans
                            options, warrants and    warrants and        (excluding securities
                                   rights               rights           reflected in column (a)
    Plan Category                   (a)                   (b)                       (c)
-------------------------   ---------------------   --------------   ----------------------------
Equity compensation plans
approved by security
holders                           605,018 (1)           $5.66                 206,943 (2)

Equity compensation plans
not approved by security
holders (3)                        46,000               $2.77                  34,000

                                  -------               -----                 -------
Total                             651,018               $5.45                 240,943
                                  -------               -----                 -------

     (1) Includes 105,935 options issued under the Company's 1993 Stock Option and Incentive Plan (the "1993 Plan"), 461,083 options issued under the Company's 1997 Stock Option and Incentive Plan (the "1997 Plan") and 38,000 options issued under the Company's 1993 Outside Director's Plan (the "1993 Director's Plan").

     (2) Includes 204,943 shares available for issuance as stock options, shares of restricted stock, stock appreciation rights or performance stock under the Company's 1997 Plan and 2,000 shares available for issuance as options issued under the Company's 1993 Director's Plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item concerning principal accountant fees and services is incorporated herein by reference to the Company's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  1. Financial Statements:

          The following consolidated financial statements of the Company and its subsidiaries are set forth in Part II, Item 8.

          Consolidated Balance Sheets as of October 26, 2003 and October 27,
          2002.

          Consolidated Statements of Operations for the fiscal years ended October 26, 2003, October 27, 2002 and October 28, 2001.

          Consolidated Statements of Stockholders' Equity for the fiscal years ended October 26, 2003, October 27, 2002 and October 28, 2001.

          Consolidated Statements of Cash Flows for the fiscal years ended October 26, 2003, October 27, 2002 and October 28, 2001.

          Notes to Consolidated Financial Statements

          Report of Independent Auditors

     2. Financial Statement Schedules:

          The following financial statement schedule of the Company and its subsidiaries is set forth in Part II, Item 8 for each of the three years in the period ended October 26, 2003.

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

Date: January 23, 2004

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

         Signature                                 Title                                      Date
         ---------                                 -----                                      ----
  /s/ Daniel B. Fitzpatrick       Chairman of the Board, President, Chief Executive      January 23, 2004
-----------------------------     Officer and Director (Principal Executive Officer)
Daniel B. Fitzpatrick

   /s/ John C. Firth              Executive Vice President and General Counsel           January 23, 2004
-----------------------------     (Principal Financial Officer)
John C. Firth

   /s/ Jeanne M. Yoder            Vice President, Controller                             January 23, 2004
-----------------------------     (Principal Accounting Officer)
Jeanne M. Yoder

    /s/ James K. Fitzpatrick      Senior Vice President, Chief Development Officer and   January 23, 2004
-----------------------------     Director
James K. Fitzpatrick

    /s/ Philip J. Faccenda        Director                                               January 23, 2004
-----------------------------
Philip J. Faccenda

    /s/ Ezra H. Friedlander       Director                                               January 23, 2004
-----------------------------
Ezra H. Friedlander

    /s/ Bruce M. Jacobson         Director                                               January 23, 2004
-----------------------------
Bruce M. Jacobson

    /s/ Steven M. Lewis           Director                                               January 23, 2004
-----------------------------
Steven M. Lewis

/s/ Christopher J. Murphy III     Director                                               January 23, 2004
-----------------------------
Christopher J. Murphy III

                                INDEX TO EXHIBITS

 Exhibit
   No.                                            Description
--------                                          -----------
   3-A      (1)  (i) Restated Articles of Incorporation of Registrant..........................................

            (1)  (ii)  Amendment to Registrant's Restated Articles of Incorporation establishing the Series A Convertible Cumulative Preferred Stock of the Registrant.........................

            (1)  (iii)  Amendment to Registrant's Restated Articles of Incorporation establishing the Series B Participating Cumulative Preferred Stock of the Registrant
                 ..............................................................................................

   3-B     (16)  By-Laws of the Registrant, amended as of June 11, 2003........................................

   4-A      (2)  Form of Mortgage, Assignment of Rents, Fixture Filing and Security Agreement
                 ..............................................................................................

   4-B      (2)  Form of Lease.................................................................................

   4-C      (2)  Form of Promissory Note.......................................................................

   4-D      (2)  Intercreditor Agreement by and among Burger King Corporation, the Company and
                 Chase Bank of Texas, National Association, NBD Bank, N.A. and NationsBank, N.A.
                 effective as of May 11, 1999..................................................................

   4-E      (2)  Intercreditor Agreement by and among Captec Financial Group, Inc., CNL Financial
                 Services, Inc., Chase Bank of Texas, National Association and the Company dated
                 August 3, 1999................................................................................

   4-F      (2)  Collateral Assignment of Lessee's Interest in Leases by and between Southwest
                 Dining, Inc. and Chase Bank of Texas, National Association dated July 26, 1999................

   4-G      (2)  Collateral Assignment of Lessee's Interest in Leases by and between Grayling
                 Corporation and Chase Bank of Texas, National Association dated July 26, 1999.................

   4-H      (2)  Collateral Assignment of Lessee's Interest in Leases by and between Bravokilo,
                 Inc. and Chase Bank of Texas, National Association dated July 26, 1999........................

   4-L      (3)  Rights Agreement, dated as of March 27, 1997, by and between Quality Dining, Inc.
                 and KeyCorp Shareholder Services, Inc., with exhibits ........................................

   4-N     (12)  Reaffirmation of Subsidiary Guaranty..........................................................

   4-O     (14)  Fourth Amended and Restated Revolving Credit Agreement dated as of May 30, 2002 by and between Quality Dining, Inc. and GAGHC, Inc. as borrowers, and JP Morgan Chase
                 Bank, as Administrative Agent, Bank of America, National Association, as
                 Syndication Agent and J.P. Morgan Securities, Inc. as Arranger................................

   4-P     (14)  Intercreditor Agreement dated as of the 15th day of October, 2001 by and among Burger King....
                 Corporation, the Franchisee and JP Morgan Chase Bank, as Administrative Agent for the
                 Banks.........................................................................................

   4-Q     (16)  First Amendment dated May 5, 2003 to Fourth Amended and Restated Revolving Credit Agreement
                 dated as of May 30, 2003...................................................................

  10-A      (4)  Form of Burger King Franchise Agreement....................................................

  10-B      (4)  Form of Chili's Franchise Agreement........................................................

  10-D      (2)  Second Amendment to Development Agreement by and between Southwest Dining, Inc. and Brinker
                 International, Inc. dated July 26, 1999....................................................

  10-E     (17)  Standstill Agreement by and among Daniel B. Fitzpatrick, Quality Dining, Inc.,
                 NBO, LLC, Jerome L. Schostak, David W. Schostak, Robert I. Schostak and Mark S.
                 Schostak dated June 27, 2003...............................................................

  10-G      (2)  *Employment Agreement between the Company and John C. Firth dated August 24, 1999
                 ...........................................................................................

  10-H      (5)  *1997 Stock Option and Incentive Plan of the Registrant....................................

  10-I      (6)  *1993 Stock Option and Incentive Plan, as amended of the Registrant .......................

  10-J      (4)  *Outside Directors Stock Option Plan of the Registrant adopted December 17, 1993...........

  10-K      (4)  Lease Agreement between B.K. Main Street Properties and the Registrant dated January 1,
                 1994.......................................................................................

  10-L           Schedule of Related Party Leases...........................................................

  10-M      (4)  Form of Related Party Lease................................................................

  10-N     (18)  First Amendment to Lease Agreement entered into as of the 14th day of February, 2003 by and between Bendan Properties, LLC an Indiana limited liability company (the "Lessor"),.
                 successor to Burger King Corporation, a Florida corporation, and Bravokilo, Inc., an
                 Indiana corporation........................................................................

  10-O     (10)  *1999 Outside Directors Stock Option Plan..................................................

  10-Q      (2)  *Non Compete Agreement between the Company and James K. Fitzpatrick dated June 1, 1999.....

  10-R      (2)  *Non Compete Agreement between the Company and Gerald O. Fitzpatrick dated June 1, 1999 ...

  10-S     (15)  * Amendment, dated September 9, 2002 to Employment Agreement between the Company and John C. Firth..........................................................................

  10-T      (7)  First Amendment dated May 2, 1995 to Development Agreement between Chili's, Inc.
                 and the Registrant dated June 27, 1990 ....................................................

  10-U      (2)  *Non Compete Agreement between the Company and Robert C. Hudson dated June 1, 1999 ........

  10-W     (16)  Lease by Fitzpatrick Properties, LLC, an Indiana limited liability company and
                 Bravokilo, Inc. for Burger King #2148, Southfield, MI......................................

  10-X     (16)  Lease by Fitzpatrick Properties, LLC, an Indiana limited liability company and
                 Bravokilo, Inc. for Burger King #6296, Taylor, MI..........................................

 10-AE     (15)  Aircraft Hourly Rental Agreement by and between BMSB, Inc. and Quality Dining,
                 Inc., dated as of August 22, 2002..........................................................

 10-AF      (8)  Lease Agreement between the Registrant and Six Edison Lakes, L.L.C. dated September 19,
                 1996.......................................................................................

 10-AG      (9)  Amended and Restated Priority Charter Agreement between the Registrant and Burger
                 Management of South Bend #3 Inc., dated October 21, 1998...................................

 10-AO     (13)  *Employment Agreement between the Company and Daniel B. Fitzpatrick dated October
                 30, 2000...................................................................................

 10-AP     (10)  *Form of Agreement for Restricted Shares Granted under Quality Dining, Inc. 1997
                 Stock Option and Incentive Plan dated June 1, 1999 between the Company and certain executive officers identified on the schedule attached thereto.............................

 10-AR     (13)  *Form of Agreement for Restricted Shares Granted under Quality Dining, Inc. 1997
                 Stock Option and Incentive Plan dated December 20, 2000, between the Company and certain executive officers identified on the schedule attached thereto.....................

 10-AS     (13)  Early Successor Incentive Program (Fiscal 2000) Addendum to Successor Franchise
                 Agreement .................................................................................

 10-AY     (10)  *Form of Agreement for Restricted Shares Granted under Quality Dining, Inc. 1997
                 Stock Option and Incentive Plan dated December 15, 1999 between the Company and certain executive officers identified on the schedule attached thereto.....................

 10-AZ     (13)  Franchisee Commitment dated January 27, 2000...............................................

  21             Subsidiaries of the Registrant.............................................................

  23             Written consent of PricewaterhouseCoopers LLP..............................................

 31.1            Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer......................

 31.2            Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer......................

 32.1            Section 1350 Certification of Chief Executive Officer......................................

 32.2            Section 1350 Certification of Executive Vice President and General Counsel
                 (Principal Financial Officer)..............................................................

------------------
* The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

(1) The copy of this exhibit filed as the same exhibit number to the Company's Registration Statement on Form 8-A filed on April 1, 1997 is incorporated herein by reference.

(2) The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 1, 1999, is incorporated herein by reference.

(3) The copy of this exhibit filed as Exhibit 10-AO to the Company's Registration Statement on Form 8-A filed on April 1, 1997 is incorporated herein by reference.

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

(12) A copy of this exhibit filed as the same exhibit number to the Company's Report on Form 10-Q for the quarterly period ended August 6, 2000 is incorporated herein by reference.

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

(16) The copy of this exhibit filed as the same exhibit number to the Company's Report on Form 10-Q for the quarterly period ended May 11, 2003, is incorporated herein by reference.

(17) The copy of this exhibit filed as exhibit number 4 to Amendment No. 8 of
     Schedule 13D filed by Daniel B. Fitzpatrick, dated June 30, 2003, is incorporated herein by reference.

(18) The copy of this exhibit filed as the same exhibit number to the Company's Report on Form 10-Q for the quarterly period ended February 16, 2003, is incorporated herein by reference.