Form 10-Q
period 2004-02-15
QUALITY DINING INC
filed 2004-03-31
CIK 917126

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the quarterly period ended February 15, 2004

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the transition period from                 to
                                --------------    --------------------

Commission file number 0-23420

                              QUALITY DINING, INC.
             (Exact name of registrant as specified in its charter)

            Indiana                                    35-1804902
 -----------------------------              -------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

               4220 Edison Lakes Parkway, Mishawaka, Indiana 46545
               ---------------------------------------------------
               (Address of principal executive offices and zip code)

                                 (574) 271-4600
                                 --------------
              (Registrant's telephone number, including area code)

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

The number of shares of the registrant's common stock outstanding as of March 19, 2004 was 11,596,781.

                              QUALITY DINING, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED FEBRUARY 15, 2004
                                      INDEX

                                                                 Page
                                                                 ----
PART I  - Financial Information

Item 1.   Consolidated Financial Statements (Unaudited):

          Consolidated Statements of Operations                    3
          Consolidated Balance Sheets                              4
          Consolidated Statements of Cash Flows                    5
          Notes to Consolidated Financial Statements               6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations           17

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk                                                    28

Item 4.   Controls and Procedures                                 28

Part II - Other Information

Item 1.   Legal Proceedings                                       29

Item 2.   Changes in Securities                                   29

Item 3.   Defaults upon Senior Securities                         29

Item 4.   Submission of Matters to Vote of Security Holders       29

Item 5.   Other Information                                       29

Item 6.   Exhibits and Reports on Form 8-K                        29

Signatures                                                        30

PART I. FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS

                              QUALITY DINING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     Sixteen Weeks Ended
                                                 February 15,       February 16,
                                                    2004               2003
                                                    ----               ----
Revenues:
  Burger King                                     $ 32,307           $ 33,941
  Chili's Grill & Bar                               24,807             23,517
  Italian Dining Division                            5,027              5,644
  Grady's American Grill                             1,922              2,042
                                                  --------           --------
Total revenues                                      64,063             65,144
                                                  --------           --------

Operating expenses:
  Restaurant operating expenses:
    Food and beverage                               17,586             17,399
    Payroll and benefits                            18,780             19,336
    Depreciation and amortization                    2,866              3,075
    Other operating expenses                        16,818             17,395
                                                  --------           --------
Total restaurant operating expenses                 56,050             57,205
                                                  --------           --------
Income from restaurant operations                    8,013              7,939
                                                  --------           --------
  General and administrative expense                 5,014              4,936
  Facility closing costs                                54                  5
  Amortization of trademarks                            82                116
                                                  --------           --------
Operating income                                     2,863              2,882
                                                  --------           --------

Other income (expense):
  Interest expense                                  (2,059)            (2,305)
  Loss on sale of property and equipment               (47)               (11)
  Minority interest in earnings                       (480)              (781)
  Other income (expense), net                           86                493
                                                  --------           --------
Total other expense, net                            (2,500)            (2,604)
                                                  --------           --------
Income from continuing operations
  before income tax                                    363                278
Income tax provision                                   272                341
                                                  --------           --------
Income (loss) from continuing operations                91                (63)
Income from discontinued operations,
  net of tax                                           188                242
                                                  --------           --------
Net income                                        $    279           $    179
                                                  ========           ========

Basic net income per share:
    Continuing operations                                -                  -
    Discontinued operations                           0.02               0.02
                                                  --------           --------
Basic net income per share                        $   0.02           $   0.02
                                                  ========           ========
Diluted net income per share:
    Continuing operations                                -                  -
    Discontinued operations                           0.02               0.02
                                                  --------           --------
Diluted net income per share                      $   0.02           $   0.02
                                                  ========           ========

Weighted average shares outstanding:
Basic                                               11,311             11,311
                                                  ========           ========
Diluted                                             11,343             11,311
                                                  ========           ========

See Notes to Consolidated Financial Statements.

                              QUALITY DINING, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                   February 15,    October 26,
                                                      2004            2003
                                                      ----            ----
ASSETS
Current assets:
  Cash and cash equivalents                        $   1,244       $   1,724
  Accounts receivable                                  2,137           1,723
  Inventories                                          1,622           1,670
  Deferred income taxes                                2,370           2,251
  Assets held for sale                                 6,841           5,821
  Other current assets                                 1,969           2,192
                                                   ---------       ---------
Total current assets                                  16,183          15,381
                                                   ---------       ---------

Property and equipment, net                          109,310         112,826
                                                   ---------       ---------

Other assets:
  Deferred income taxes                                6,630           6,749
  Trademarks, net                                      1,202           1,285
  Franchise fees and development fees, net             8,570           8,801
  Goodwill                                             7,960           7,960
  Liquor licenses, net                                 2,763           2,820
  Other                                                3,554           3,454
                                                   ---------       ---------
Total other assets                                    30,679          31,069
                                                   ---------       ---------
Total assets                                       $ 156,172       $ 159,276
                                                   =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                $  14,110       $  10,055
  Accounts payable                                     7,047           6,182
  Accrued liabilities                                 21,004          19,520
                                                   ---------       ---------
Total current liabilities                             42,161          35,757

Long-term debt                                        75,919          85,335
                                                   ---------       ---------
Total liabilities                                    118,080         121,092
                                                   ---------       ---------

Minority interest                                     13,868          14,272

Stockholders' equity:
  Preferred stock, without par value:
    5,000,000 shares authorized; none issued               -               -
  Common stock, without par value: 50,000,000
    shares authorized; 12,955,781 and 12,955,781
    shares issued, respectively                           28              28
  Additional paid-in capital                         237,402         237,402
  Accumulated deficit                               (206,235)       (206,514)
  Unearned compensation                                 (542)           (575)
                                                   ---------       ---------
                                                      30,653          30,341
  Treasury stock, at cost, 2,508,587
    and 2,508,587 shares, respectively                (6,429)         (6,429)
                                                   ---------       ---------
Total stockholders' equity                            24,224          23,912
                                                   ---------       ---------
Total liabilities and stockholders' equity         $ 156,172       $ 159,276
                                                   =========       =========

See Notes to Consolidated Financial Statements.

                              QUALITY DINING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                             Sixteen Weeks Ended
                                                          February 15,  February 16,
                                                              2004          2003
                                                              ----          ----
Cash flows from operating activities:
  Net income                                               $    279      $    179
  Income from discontinued operations                          (188)         (242)
  Minority interest in earnings                                 480           781
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization of
      property and equipment                                  2,776         3,076
    Amortization of other assets                                468           497
    Loss on sale of property and equipment                       47            11
    Amortization of unearned compensation                        33            34
    Changes in current assets and current liabilities:
      Net increase in current assets                           (143)         (440)
      Net increase (decrease) in current liabilities          2,349           (54)
                                                           --------      --------
Net cash provided by operating activities                     6,101         3,842
                                                           --------      --------

Cash flows from investing activities:
  Purchase of property and equipment                         (1,633)       (1,972)
  Proceeds from the sales of property and equipment           1,303             -
  Purchase of other assets                                     (197)         (201)
                                                           --------      --------
Net cash used for investing activities                         (527)       (2,173)
                                                           --------      --------

Cash flows from financing activities:
  Borrowings of long-term debt                               14,875        16,221
  Repayment of long-term debt                               (20,236)      (15,220)
  Cash distributions to minority interest
    in consolidated partnerships                               (884)       (2,946)
                                                           --------      --------
Net cash used by financing activities                        (6,245)       (1,945)
                                                           --------      --------

Cash provided by discontinued operations                        191           387
                                                           --------      --------

Net increase in cash and cash equivalents                      (480)          111
Cash and cash equivalents, beginning of period                1,724         1,174
                                                           --------      --------
Cash and cash equivalents, end of period                   $  1,244      $  1,285
                                                           ========      ========

See Notes to Consolidated Financial Statements.

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 15, 2004
                                   (UNAUDITED)

Note 1: Description of Business.

Quality Dining, Inc. (the "Company") operates four distinct restaurant concepts. It owns the Grady's American Grill(R) and two Italian Dining concepts and operates Burger King(R) restaurants and Chili's Grill & Bar(R) ("Chili's") as a franchisee of Burger King Corporation and Brinker International, Inc. ("Brinker"), respectively. The Company operates its Italian Dining restaurants under the tradenames of Spageddies Italian Kitchen(R) ("Spageddies"(R)) and Papa Vino's(TM) Italian Kitchen ("Papa Vino's"). The Company operates one of its Grady's American Grill(R) restaurants under the tradename Porterhouse Steaks and Seafood(TM) and one under the tradename Regas Grill(R). As of February 15, 2004, the Company operated 176 restaurants, including 118 Burger Kings, 37 Chili's Grill & Bar restaurants, 10 Grady's American Grill restaurants, six Papa Vino's, three Spageddies, one Regas Grill(R) and one Porterhouse Steak and Seafood restaurant(TM).

Note 2: Summary of Significant Accounting Policies.

Basis of Presentation

During the first quarter of 2004, the Company adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", as revised by the FASB in December 2003 (FIN 46R). As a result of the adoption of this Interpretation, the Company changed its consolidation policy whereby the accompanying consolidated financial statements now include the accounts of Quality Dining, Inc., its wholly owned subsidiaries, and certain related party affiliates that are variable interest entities. Previously, the consolidated financial statements included only the accounts of Quality Dining, Inc., and its wholly owned subsidiaries. Prior periods have been restated to reflect this change.

The Company determined that certain affiliated real estate partnerships from which the Company leases 42 of its Burger King restaurants and that are substantially owned by certain directors, officers, and stockholders of the Company meet the definition of variable interest entities as defined in FIN 46R ("VIE's"). Furthermore, the Company has determined that it is the primary beneficiary of these VIE's, based on the criteria in FIN 46R. The Company holds no direct ownership or voting interest in the VIE's. Additionally, the creditors and beneficial interest holders of the VIE's have no recourse to the general credit of the Company.

The assets of the VIE's, which consist primarily of property and equipment, totaled $18,061,000 and $18,599,000 at February 15, 2004 and October 26, 2003,
respectively. The liabilities of the VIE's, which consist primarily of debt, totaled $7,294,000 and $7,493,000 at February 15, 2004 and October 26, 2003,
respectively. Certain of the assets of the VIE's serve as collateral for the debt obligations. Because certain of these assets were previously recorded as capital leases by the Company, with a resulting lease obligation, the consolidation of the VIE's served to increase total assets as reported by the Company by $13,281,000 and $13,869,000 and total liabilities by $3,513,000 and $3,697,000 at February 15, 2004 and October 26, 2003, respectively. Additionally, the consolidation of the VIE's increased treasury stock by $2,806,000 at February 15, 2004 and October 26, 2003, as one of the VIE's owns common stock of the Company. The change had no impact on reported net income or earnings per share for the sixteen weeks ended February 15, 2004 and February 16, 2003.

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 15, 2004
                                   (UNAUDITED)

The following table presents the effect of the consolidation of the VIE's on depreciation and amortization expense, other operating expenses, general and administrative expense, interest expense and other income (expense) for the sixteen weeks ended February 15, 2004 and February 16, 2003:

                                                 16-Weeks ended     16-Weeks ended
              (In thousands)                    February 15, 2004  February 16, 2003
                                                -----------------  -----------------
Depreciation and amortization expense               $  2,833           $  3,030
Change in consolidation policy                            33                 45
                                                    --------           --------
Consolidated depreciation and amortization          $  2,866           $  3,075
                                                    ========           ========

Other operating expenses                            $ 17,533           $ 18,092
Change in consolidation policy                          (715)              (697)
                                                    --------           --------
Consolidated other operating expenses               $ 16,818           $ 17,395
                                                    ========           ========

General and administrative expenses                 $  5,013           $  4,905
Change in consolidation policy                             1                 31
                                                    --------           --------
Consolidated general and administrative
  expense                                           $  5,014           $  4,936
                                                    ========           ========

Interest expense                                    $  2,129           $  2,425
Change in consolidation policy                           (70)              (120)
                                                    --------           --------
Consolidated interest expense                       $  2,059           $  2,305
                                                    ========           ========

Other income (expense)                              $    357           $    453
Change in consolidation policy                          (271)                40
                                                    --------           --------
Consolidated other income (expense)                 $     86           $    493
                                                    ========           ========

All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the 16-week period ended February 15, 2004 are not necessarily indicative of the results that may be expected for the 53-week year ending October 31, 2004.

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 15, 2004
                                   (UNAUDITED)

These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended October 26, 2003 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

As a result of the adoption of Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company has classified the revenues, expenses and related assets and liabilities of four Grady's American Grill restaurants that were sold in 2003, one Grady's American Grill that the Company sold and leased back in the first quarter of fiscal 2004 and nine Grady's American Grill restaurants that were held for sale at the end of the first quarter of fiscal 2004, as discontinued operations in the accompanying consolidated financial statements.

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

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 15, 2004
                                   (UNAUDITED)

Trademarks - The Company owns the trademarks for its Grady's American Grill, Spageddies Italian Kitchen, Papa Vino's Italian Kitchen, Regas Grill and Porterhouse Steaks and Seafood. During the second quarter of fiscal 2003 the Company recorded an impairment charge of $4,411,000, consisting of a reduction in the net book value of the Grady's American Grill trademark of $2,882,000 and in the net book value of certain fixed assets of $1,529,000. The net book value of the Grady's American Grill trademark was $1,123,000 as of February 15, 2004. During the second quarter of fiscal 2003 the Company reviewed the useful life of the Grady's American Grill trademark and determined that the remaining useful life should be reduced from 15 years to five years. In determining the fair value of the impaired assets, the Company relied primarily on the discounted cash flow analyses that incorporated an investment horizon of five years and utilized a risk adjusted discount factor.

Below are the gross carrying amount and accumulated amortization of the trademarks, franchise fees and development fees as of February 15, 2004.

                                                       As of February 15, 2004
                                                       -----------------------
                                                                                    Net
Amortized Intangible Assets                Gross Carrying     Accumulated          Book
---------------------------                   Amount         Amortization          Value
  (Dollars in thousands)                      ------         ------------          -----
Amortized intangible assets:
  Trademarks                                   $ 2,809          $(1,607)          $ 1,202
  Franchise fees and development fees           14,782           (6,212)            8,570
                                               -------          -------           -------
Total                                          $17,591          $(7,819)            9,772
                                               =======          =======           =======

                                                        As of October 26, 2003
                                                        ----------------------
                                                                                    Net
                                           Gross Carrying     Accumulated          Book
                                              Amount         Amortization          Value
                                              ------         ------------          -----
Amortized intangible assets:
  Trademarks                                   $ 2,961          $(1,676)          $ 1,285
  Franchise fees and development fees           14,782           (5,981)            8,801
                                               -------          -------           -------
Total                                          $17,743          $(7,657)          $10,086
                                               =======          =======           =======

The Company's intangible asset amortization expense for the sixteen week period ending February 15, 2004 was $314,000 compared to $343,000 for the comparable periods in fiscal 2003. The estimated intangible amortization expense for each of the next five years is as follows:

Year one    $1,018,000
Year two    $1,018,000
Year three  $1,018,000
Year four   $1,018,000
Year five   $  872,437

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 15, 2004
                                   (UNAUDITED)

Goodwill - The Company operates four distinct restaurant concepts in the food-service industry. It owns the Grady's American Grill and two Italian Dining concepts and operates Burger King restaurants and Chili's Grill & Bar restaurants as a franchisee of Burger King Corporation and Brinker International, Inc., respectively. The Company has identified each restaurant concept as an operating segment based on management structure and internal reporting. The Company has two operating segments with goodwill - Chili's Grill & Bar and Burger King. The Company had a total of $7,960,000 in goodwill as of February 15, 2004. The Chili's Grill and Bar operating segment had $6,902,000 of goodwill and the Burger King operating segment had $1,058,000 of goodwill.

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

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value method as prescribed by SFAS 123, the Company's net earnings (loss) and net earnings (loss) per share would have been the pro forma amounts indicated below:

                                                            Sixteen Weeks Ended
                                                       February 15,    February 16,
     (In thousands, except per share amounts)             2004            2003
     ----------------------------------------             ----            ----
Net income, as reported                                   $ 279           $ 179

Deduct: Total stock option based employee
compensation expense determined by using
the Black-Scholes option pricing model,
net of related tax effects                                   (9)            (11)
                                                          -----           -----
Net income, pro forma                                     $ 270           $ 168
                                                          =====           =====

Basic net income per common share, as reported            $0.02           $0.02
                                                          =====           =====
Basic net income per common share, pro forma              $0.02           $0.02
                                                          =====           =====
Diluted net income per common share, as reported          $0.02           $0.02
                                                          =====           =====
Diluted net income per common share, pro forma            $0.02           $0.01
                                                          =====           =====

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 15, 2004
                                   (UNAUDITED)

Note 3: Acquisitions and Dispositions.

During the first sixteen weeks of fiscal 2004, the Company received net proceeds of $1,297,000 from a sale-leaseback of one Grady's American Grill restaurant. Subsequent to the end of the first quarter of fiscal 2004, the Company received net proceeds of approximately $6,274,000 from the sale of another Grady's American Grill restaurant and the sale-leaseback of five additional Grady's American Grill restaurants. In each of the six sale-leaseback transactions, the Company's lease obligations extend for less than one year.

During fiscal 2003, the Company sold four Grady's American Grill restaurants for net proceeds of $4,779,000. The Company recorded a $1,160,000 gain related to these sales in fiscal 2003.

As discussed in Note 2, discontinued operations includes the revenues and expenses of the four Grady's American Grill restaurants that were sold in fiscal 2003, the one restaurant sold and leased back in the first quarter of fiscal 2004 and the eight restaurants that were being held for sale as of February 15, 2004. The decision to dispose of the locations reflects the Company's ongoing process of evaluating the performance of the Grady's American Grill restaurants and using the proceeds from dispositions to reduce debt. Assets held for sale includes property, plant and equipment totaling $6,841,000 as of February 15, 2004.

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 15, 2004
                                   (UNAUDITED)

Net income from discontinued operations for the periods ended February 15, 2004, and February 16, 2003 were made up of the following components:

                                                    Sixteen Weeks Ended
                                              February 15,      February 16,
(In thousands, except per share amounts)         2004               2003
----------------------------------------         ----               ----
Revenue discontinued operations               $    3,639        $     6,272
Income discontinued
  restaurant operations                              136                255
Gain on sale of assets                                63                  -
                                              ----------        -----------
Income before taxes                                  199                255
Income tax provision                                 (11)               (13)
Income from                                   ----------        -----------
  discontinued operations                     $      188        $       242
                                              ==========        ===========
Basic and diluted net income per
  share from discontinued operations          $     0.02        $      0.02
                                              ==========        ===========

Note 4: Commitments.

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

As of February 15, 2004, the Company has accrued $3,951,000 for the estimated expense for its self-insured insurance plans. These accruals require management to make significant estimates and assumptions. Actual results could differ from management's estimates.

At February 15, 2004, the Company had commitments aggregating $1,570,000 for the construction of restaurants.

The Company is involved in various legal proceedings incidental to the conduct of its business, including employment discrimination claims. Based upon currently available information, the Company does not expect that any such proceedings will have a material adverse effect on the Company's financial position or results of operations but there can be no assurance thereof.

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 15, 2004
                                   (UNAUDITED)

Note 5: Debt Instruments.

As of February 15, 2004, the Company had a financing package totaling $109,066,000, consisting of a $60,000,000 revolving credit agreement (the "Bank Facility") and a $49,066,000 mortgage facility (the "Mortgage Facility"), as described below.

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

The Company was not in compliance with the required consolidated fixed charge coverage ratio for two of the subsets of the financed properties as of October 26, 2003. Both of these subsets are comprised solely of Burger King restaurants and had fixed charge coverage ratios of 1.11 and 1.26 as of October 26, 2003. The Company sought and obtained waivers of these covenant defaults from the mortgage lenders through November 28, 2004. If the Company is not in compliance with these covenants as of November 28, 2004, the Company will most likely seek additional waivers. The Company believes it would be able to obtain such waivers but there can be no assurance thereof. If the Company is unable to obtain such waivers it is contractually entitled to pre-pay the outstanding balances under one or more of the separate mortgage notes such that the remaining properties in the subsets would meet the required ratio. However, any such prepayments would be subject to prepayment premiums and to the Company's ability to maintain its compliance with the financial covenants in its Bank Facility. Alternatively, the Company is contractually entitled to substitute one or more better performing restaurants for under-performing restaurants such that the reconstituted subsets of properties would meet the required ratio. However, any such substitutions would require the consent of the lenders in the Bank Facility. For these reasons, the Company believes that its rights to prepay mortgage notes or substitute properties may be impractical depending on the circumstances existing at the time.

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

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 15, 2004
                                   (UNAUDITED)

The Bank Facility provides for borrowings at the adjusted LIBOR rate plus a contractual spread which is as follows:

              RATIO OF FUNDED DEBT
                  TO CASH FLOW                            LIBOR MARGIN
------------------------------------------------          ------------
Greater than or equal to 3.50                                3.00%
Less than 3.5x but greater than or equal to 3.00             2.75%
Less than 3.0x but greater than or equal to 2.5x             2.25%
Less than 2.5x                                               1.75%

The Bank Facility also contains covenants requiring maintenance of funded debt to cash flow and fixed charge coverage ratios as follows:

MAXIMUM FUNDED DEBT
TO CASH FLOW RATIO               COVENANT
--------------------            ----------
Fiscal 2003
Q1 through Q3                     4.00
Q4                                3.75

Fiscal 2004
Q1 through Q3                     3.75
Q4                                3.50

Fiscal 2005
Q1 through Q2                     3.50
Thereafter                        3.00

FIXED CHARGE COVERAGE RATIO       1.50

The Company's funded debt to consolidated cash flow ratio may not exceed 3.75 through the third quarter of fiscal 2004 and 3.50 by the end of fiscal 2004. The Company's funded debt to consolidated cash flow ratio on February 15, 2004 was
3.66. To maintain the required ratios throughout fiscal 2004, the Company plans to continue to dispose of under-performing restaurants, using the proceeds to reduce debt and to continue its efforts to optimize cash flow from its restaurant operations. Subsequent to the end of the first quarter of fiscal 2004, the Company sold six Grady's American Grill restaurants (five of which it leased back) and received net proceeds of approximately $6,274,000.

If the Company does not maintain the required funded debt to consolidated cash flow ratio, that would constitute an event of default under the Bank Facility. The Company would then need to seek waivers from its lenders or amendments to the covenants. If the Company was unable to obtain waivers from its lenders or amendments to the covenants the Company would be in default under the Bank Facility. During continuance of an event of default, the Company would be subject to a post-default interest rate under the Bank Facility which increases the otherwise effective interest rate by 1.50%. In addition to the right to declare all obligations immediately due and payable, the Bank Facility also has additional rights including, among other things, the right to sell any of the collateral securing the Company's obligations under the Bank Facility. In the event the Company's obligations under the Bank Facility become immediately due and payable the Company does not have sufficient liquidity to satisfy these obligations and it is likely that the Company would be forced to seek protection from its creditors. Such events would also constitute a default under the Company's franchise agreements with Brinker and Burger King Corporation.

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 15, 2004
                                   (UNAUDITED)

Note 6: Net Income Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding plus all potential dilutive common shares outstanding. For all years presented, the difference between basic and dilutive shares represents options on common stock. For the period ended February 15, 2004, 579,473 options were excluded from the diluted earnings per share calculations because to do so would have been anti-dilutive. For the period ended February 16, 2003, 638,189 options were excluded from the diluted earnings per share calculations because to do so would have been anti-dilutive.

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 15, 2004
                                   (UNAUDITED)

Note 7: Segment Reporting.

The Company operates four distinct restaurant concepts in the food-service industry. It owns the Grady's American Grill and two Italian Dining concepts and operates Burger King restaurants and Chili's Grill & Bar as a franchisee of Burger King Corporation and Brinker International, Inc., respectively. The Company has identified each restaurant concept as an operating segment based on management structure and internal reporting. For purposes of applying SFAS 131, the Company considers the Grady's American Grill, the two Italian concepts and Chili's Grill & Bar to be similar and has aggregated them into a single reportable operating segment (Full Service). The Company considers the Burger King restaurants as a separate reportable segment (Quick Service). Summarized financial information concerning the Company's reportable segments is shown in the following table. The "all other" column is the VIE activity, see Note 2. The "other reconciling items" column includes corporate related items, intercompany eliminations and income and expense not allocated to reportable segments.

                                                             Other
                              Full      Quick      All     Reconciling
(Dollars in thousands)       Service   Service    Other       Items         Total
----------------------       -------   -------    -----       -----         -----
First quarter fiscal 2004

Revenues                     $31,756   $32,307   $ 1,100    $(1,100)     $  64,063
Income from restaurant
  operations                   4,121     3,175       214        503          8,013

Operating income (loss)        2,381       120       885       (523)     $   2,863
Interest expense                                                            (2,059)
Other income                                                                  (441)
Income from continuing
  operations before income                                               ---------
  taxes                                                                  $     363
                                                                         =========
Total Assets                  77,505    47,363    18,061     13,243      $ 156,172
Depreciation and
  amortization                 1,460     1,360       145        343      $   3,308

First quarter fiscal 2003

Revenues                     $31,203   $33,941   $ 1,053     (1,053)     $  65,144
Income from restaurant
  operations                   4,292     2,968       197        482          7,939

Operating income (loss)        2,516        70       825       (529)     $   2,882
Interest expense                                                            (2,305)
Other income                                                                  (299)
Income from continuing                                                   ---------
  operations before income
  taxes                                                                  $     278
                                                                         =========

Total Assets                  91,200    51,574    16,134     10,760      $ 169,668
Depreciation and
  amortization                 1,498     1,551       157        367      $   3,573

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company has a 52/53-week fiscal year ending on the last Sunday in October of each year. The current fiscal year consists of 53 weeks and ends October 31, 2004. The first quarter of the Company's fiscal year consists of 16 weeks. The second and third quarter of fiscal 2004 each consist of 12 weeks. The fiscal 2004 fourth quarter consists of 13 weeks.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages which certain items of revenue and expense bear to total revenues.

                                                                       Sixteen weeks Ended
                                                                   February 15,   February 16,
                                                                      2004           2003
                                                                      ----           ----
Total revenues                                                        100.0%          100.0%

Operating expenses:
  Restaurant operating expenses
    Food and beverage                                                  27.5            26.7
    Payroll and benefits                                               29.3            29.7
    Depreciation and amortization                                       4.5             4.7
    Other operating expenses                                           26.3            26.7
                                                                     ------          ------
Total restaurant operating expenses                                    87.6            87.8
                                                                     ------          ------

Income from restaurant operations                                      12.4            12.2
  General and administrative expenses                                   7.8             7.6
  Amortization of intangibles                                           0.1             0.2
  Facility closing costs                                                  -               -
                                                                     ------          ------
 Operating income                                                       4.5             4.4
                                                                     ------          ------
Other income (expense):
  Interest expense                                                     (3.2)           (3.5)
  Loss on sale of property and equipment                               (0.1)              -
  Minority partners interest                                           (0.8)           (1.2)

  Other income, net                                                     0.1             0.7
                                                                     ------          ------
Total other expense, net                                               (4.0)           (4.0)
                                                                     ------          ------
Income from continuing operation before income taxes                    0.5             0.4
Income tax provision                                                    0.4             0.5
                                                                     ------          ------
Income from continuing operations                                       0.1            (0.1)
Income from discontinued operations, net of tax                         0.3             0.4
                                                                     ------          ------
Net income                                                              0.4%            0.3
                                                                     ======          ======

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Restaurant sales in the first quarter of fiscal 2004 were $64,063,000, a decrease of $1,081,000, compared to restaurant sales of $65,144,000 in the first quarter of fiscal 2003. The following factors influenced first quarter revenues:

The Company's Burger King restaurant sales decreased $1,634,000 to $32,307,000 in the first quarter of fiscal 2004 when compared to restaurant sales of $33,941,000 in the same period of fiscal 2003. The Company had increased revenue of $678,000 due to additional sales weeks from three restaurants opened in fiscal 2003. The Company's Burger King restaurants had average weekly sales of $17,112 in the first quarter of fiscal 2004 versus $18,412 in the same period in fiscal 2003. Sales at restaurants owned for more than one year decreased 7.3% in the first quarter of fiscal 2004 when compared to the same period in fiscal 2003. The Company believes that the sales decline it experienced in the first quarter of fiscal 2004 resulted primarily from ineffective marketing and unsuccessful new product introductions by Burger King Corporation.

The Company's Chili's Grill & Bar restaurant sales increased $1,290,000 to $24,807,000 in the first quarter of fiscal 2004 compared to restaurant sales of $23,517,000 in the same period in fiscal 2003. The Company had increased revenue of $1,861,000 due to additional sales weeks from three restaurants opened during fiscal 2003. Average weekly sales were $41,903 in the first quarter of fiscal 2004 versus $43,729 in the same period in fiscal 2003. Sales at restaurants open for more than one year decreased 2.5% in the first quarter of fiscal 2004 when compared to the same period in fiscal 2003. Restaurant sales were hindered by harsh winter weather in the Company's Philadelphia market.

Sales in the Company's Grady's American Grill restaurant division decreased $120,000 to $1,922,000 in the first quarter of fiscal 2004 compared to sales of $2,042,000 in the same period in fiscal 2003. The Company sold four units in fiscal 2003, one unit in the first quarter of fiscal 2004 and had committed to dispose of nine more units as of February 15, 2004. As required by SFAS 144, the results of operations for these restaurants have been classified as discontinued operations for all periods reported. The remaining three Grady's American Grill restaurants had average weekly sales of $40,050 in the first quarter of fiscal 2004 versus $42,537 in the first quarter of fiscal 2003, a decrease of 5.8%. The Company believes sales declines in its Grady's American Grill division resulted from competitive intrusion and the Company's inability to efficiently market this concept.

The Company's Italian Dining Division restaurant sales decreased $617,000 to $5,027,000 in the first quarter of fiscal 2004 when compared to restaurant sales of $5,644,000 in the same period in fiscal 2003. Average weekly sales were $34,913 in the first quarter of fiscal 2004 versus $39,198 in fiscal 2003. Sales at restaurants open for more than one year decreased 11.0% in the first quarter of fiscal 2004 when compared to the same period in fiscal 2003. The Company believes that the sales declines it experienced in its Italian division resulted primarily from competitive intrusion and the Company's inability to efficiently market this concept.

Total restaurant operating expenses were 87.6% of revenues in the first quarter of fiscal 2004 versus 87.8% in the first quarter of fiscal 2003. The following factors influenced the operating margins:

Food and beverage costs were $17,586,000, or 27.5% of total revenues, in the first quarter of fiscal 2004, compared to $17,399,000, or 26.7% of total revenues, in the same period in fiscal 2003. Food and beverage costs as a percentage of sales increased in all the Company's restaurant concepts, mainly due to higher beef prices.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Payroll and benefits were $18,780,000 in the first quarter of fiscal 2004, compared to $19,336,000 in the same period in fiscal 2003. As a percentage of total revenues, payroll and benefits decreased to 29.3% in the first quarter of fiscal 2004 from 29.7% in the same period of fiscal 2003. Payroll and benefits, as a percentage of sales, improved in both the quick service and the full service segments. The improvement was mainly due to the Company's increased focus on payroll costs in light of declining sales. The Company does not believe that it can continue to decrease payroll expense without diminishing customer satisfaction; therefore, if the negative sales trends do not abate, payroll costs as a percentage of sales are likely to increase in the remaining quarters of fiscal 2004.

Depreciation and amortization expense was $2,928,000 in the first quarter of fiscal 2004 compared to $3,075,000 in the first quarter of fiscal 2003. As a percentage of total restaurant sales, depreciation and amortization decreased to 4.5% for the first quarter of fiscal 2004 compared to 4.7% in the same period in fiscal 2003. The decrease, as a percentage of revenues, was mainly due to a $191,000 decrease in depreciation expense in the quick service segment. The decrease was mainly due to certain assets becoming full depreciated.

Other restaurant operating expenses include rent and utilities, royalties, promotional expense, repairs and maintenance, property taxes and insurance. Other restaurant operating expenses were $16,756,000 in the first quarter of fiscal 2004 compared to $17,395,000 in the same period of fiscal 2003. As a percentage of total revenues, other restaurant operating expenses were 26.3% in the first quarter of fiscal 2004 compared to 26.7% in the same period of fiscal 2003. The Company's other operating expenses, as a percentage of sales, decreased in the Company's quick service segment, mainly due to a $711,000 decrease in promotional expenses. The Company's other operating expenses, as a percentage of sales, increased in the Company's full service segment, primarily due to lower average weekly sales at each of the Company's full service restaurants.

Income from restaurant operations increased $74,000 to $8,013,000, or 12.4% of revenues, in the first quarter of fiscal 2004 compared to $7,939,0000, or 12.2% of revenues, in the comparable period of fiscal 2003. Income from restaurant operations in the Company's quick service segment increased by $207,000, primarily due to a decrease in promotional expenditures and a reduction in payroll expense. Income from restaurant operations in the full service segment decreased by $171,000, mainly due to decreased average weekly sales at the full service concepts.

General and administrative expenses increased $78,000 to $5,014,000, or 7.8% of revenues, in the first quarter of fiscal 2004 compared to $4,936,0000, or 7.6% of revenues, in the comparable period of fiscal 2003. The Company had a $534,000 increase in bonus expense in fiscal 2004 versus fiscal 2003 because the Company was significantly below its profitability targets at the end of the first quarter. The increase in bonus expense was partially offset by a $142,000 decrease in payroll expense due to headcount reductions at the Corporate office and a $116,000 decrease in legal fees.

Trademark amortization was $82,000 in the first quarter of fiscal 2004 compared to $116,000 in the first quarter of fiscal 2003. In the second quarter of fiscal 2003 the Company reduced the Grady's trademark by $2,882,000 through an impairment charge. The Company also determined that the useful life of the trademark should be reduced from 15 to five years. The net effect of these changes reduced trademark amortization by $34,000 in the first quarter of fiscal 2004.

Total other expenses were $2,500,000 for the first quarter of fiscal 2004 versus $2,604,000 during the comparable period in fiscal 2003. The decrease was mainly due to a $246,000 decrease in interest expense. The decrease in

2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

interest expense was due to lower debt levels and a decrease in interest rates.

Income tax expense of $272,000 was recorded in the first quarter of fiscal 2004 compared to $341,000 in the same period of fiscal 2003. The provision for income taxes in the first quarter of fiscal 2004 and the first quarter of fiscal 2003 consisted of the Company's estimated state tax expense.

At the end of the first quarter of fiscal 2004 the Company had a valuation reserve against its deferred tax asset resulting in a net deferred tax asset of $9.0 million. The Company's assessment of its ability to realize the net deferred tax asset was based on the weight of both positive and negative evidence, including the taxable income of its current operations. Based on this assessment, the Company believes it is more likely than not that the net deferred tax asset of $9.0 million will be realized. Such evidence is reviewed periodically and could result in the recognition of additional tax benefit or expense related to its net deferred tax asset position in the future.

Discontinued operations includes all disposed of restaurants and the nine current Grady's American Grill restaurants which at the end of the first quarter the Company expected to sell before the end of fiscal 2004. The decision to dispose of these locations reflects the Company's ongoing process of evaluating the performance and cash flows of its various restaurant locations and using the proceeds from the sale of closed restaurants to reduce outstanding debt. The net income from discontinued operations for the first quarter of fiscal 2004 was $188,000 versus income of $242,000 in fiscal 2003. The total restaurant sales from discontinued operations for fiscal 2004 were $3,639,000 versus $6,272,000 in fiscal 2003.

For the first quarter of fiscal 2004, the Company reported net income of $279,000 compared to net income of $179,000 for the first quarter of fiscal 2003.

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

Quick Service

The quick service segment of the restaurant industry is a very mature and competitive segment, which is dominated by several national chains. Market share is gained through national media campaigns promoting specific sandwiches, usually at a discounted price. The national chains extend marketing efforts to include nationwide premiums and movie tie-ins. To date in fiscal 2004, other chains in the quick-service restaurant industry, including McDonald's and Wendy's, promotional campaigns and new products have been successful in taking away market share from Burger King. The Company believes that the introduction of appealing new products and improved promotional campaigns is a prerequisite for successfully gaining market share in the quick service segment.

2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Full Service

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

During fiscal 2004, the Company has continued to emphasize the operational and marketing initiatives that contributed to the success of its Chili's division in fiscal 2003. While the average weekly sales trends were not as good as the Company had expected, the Company expects steady financial results for the remainder of fiscal 2004.

During the first quarter of fiscal 2004, the Company continued to experience a deterioration in its Italian Dining division's profitability. The Company has experienced significant competitive intrusion in the markets where it has Italian Dining restaurants. The Company expects the competitive pressures to continue for the remainder of fiscal 2004.

During the first quarter of fiscal 2004, the Grady's American Grill concept was negatively affected by competitive intrusion in the Company's markets and limitations in the Company's ability to efficiently market its restaurants. The Company will continue to consider opportunities to divest under-performing or non-strategic restaurants during fiscal 2004. The Company expects the Grady's American Grill division's operating performance to continue to decline during fiscal 2004.

Income taxes

The Company has recorded a valuation allowance to reduce its deferred tax assets since it is more likely than not that some portion of the deferred assets will not be realized. Management has considered all available evidence both positive and negative, including the Company's historical operating results, estimates of future taxable income and ongoing feasible tax strategies in assessing the need for the valuation allowance. The Company believes the positive evidence includes the historically consistent profitability of its Chili's, Italian Dining and Burger King divisions, and the resolution of substantially all of its bagel-related contingent liabilities. The Company believes the negative evidence includes the persistent negative trends in its Grady's American Grill division and the recent sales declines in its Burger King division. During the first quarter of fiscal 2004, the Company continued to experience unusual uncertainty concerning whether, when and to what extent the recent sales declines in its Burger King division will be reversed. In estimating its deferred tax asset, management used its 2004 operating plan as the basis for a forecast of future taxable earnings. Management did not incorporate growth assumptions and limited the forecast to five years, the period that management believes it can project results that are more likely than not achievable. Absent a significant and unforeseen change in facts or circumstances, management re-evaluates the realizability of its tax assets in connection with its annual budgeting cycle.

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

During the first sixteen weeks of 2004, net cash provided by operating activities was $6,101,000 compared to $3,842,000 in fiscal 2003. The increase was mainly due to changes in working capital that provided cash.

During the first sixteen weeks of fiscal 2004, the Company had $1,633,000 in capital expenditures in connection with the building of one new full service restaurant that will open in the second quarter of fiscal 2004 and the refurbishing of existing restaurants.

The Company had a net repayment of $4,600,000 under its revolving credit agreement during the first sixteen weeks of fiscal 2004. As of February 15, 2004, the Company's revolving credit agreement had an additional $18,654,000 available for future borrowings. The Company's average borrowing rate on February 15, 2004, was 4.24%.

The Company's primary cash requirements in fiscal 2004 will be capital expenditures in connection with the building or acquiring of new restaurants, remodeling of existing restaurants, maintenance expenditures, and the reduction of debt under the Company's debt agreements. During the remainder of fiscal 2004, the Company anticipates opening two or three full service restaurants. The Company does not plan to open any new quick service restaurants. The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new restaurants opened, whether the Company owns or leases new units, and the actual expense related to remodeling and maintenance of existing units. While the Company's capital expenditures for fiscal 2004 are expected to range from $10,000,000 to $12,000,000, if the Company has alternative uses or needs for its cash, the Company believes it could reduce such planned expenditures without affecting its current operations. The Company has debt service requirements of approximately $1,474,000 in fiscal 2004, consisting primarily of the principal payments required under its mortgage facility. The Company expects to reduce its borrowings under its revolving credit agreement by $7,000,000 before year end and therefore has classified $7,000,000 of revolving credit debt as current. The Company had $5,431,000 of current debt related to the consolidation of its variable interest entities, see
Note 2.

The Company anticipates that its cash flow from operations, together with the $18,654,000 available under its revolving credit agreement as of February 15, 2004, will provide sufficient funds for its operating, capital expenditure, debt service and other requirements through the end of fiscal 2004.

As of February 15, 2004, the Company had a financing package totaling $109,066,000, consisting of a $60,000,000 revolving credit agreement (the "Bank Facility") and a $49,066,000 mortgage facility (the "Mortgage Facility"), as described below.

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

The Company was not in compliance with the required consolidated fixed charge coverage ratio for two of the subsets of the financed properties as of October 26, 2003. Both of these subsets are comprised solely of Burger King restaurants and had fixed charge coverage ratios of 1.11 and 1.26 as of October 26, 2003. The Company sought and obtained waivers of these covenant defaults from the mortgage lenders through November 28, 2004. If the Company is not in compliance with these covenants as of November 28, 2004, the Company will most likely seek additional waivers. The Company believes it would be able to obtain such waivers but there can be no assurance thereof. If the Company is unable to obtain such waivers it is contractually entitled to pre-pay the outstanding balances under one or more of the separate mortgage notes such that the remaining properties in the subsets would meet the required ratio. However, any such prepayments would be subject to prepayment premiums and to the Company's ability to maintain its compliance with the financial covenants in its Bank Facility. Alternatively, the Company is contractually entitled to substitute one or more better performing restaurants for under-performing restaurants such that the reconstituted subsets of properties would meet the required ratio. However, any such substitutions would require the consent of the lenders in the Bank Facility. For these reasons, the Company believes that its rights to prepay mortgage notes or substitute properties may be impractical depending on the circumstances existing at the time.

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

The Bank Facility provides for borrowings at the adjusted LIBOR rate plus a contractual spread which is as follows:

                RATIO OF FUNDED DEBT
                    TO CASH FLOW                        LIBOR MARGIN
------------------------------------------------        -------------
Greater than or equal to 3.50                               3.00%
Less than 3.5x but greater than or equal to 3.00            2.75%
Less than 3.0x but greater than or equal to 2.5x            2.25%
Less than 2.5x                                              1.75%

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Bank Facility also contains covenants requiring maintenance of funded debt to cash flow and fixed charge coverage ratios for fiscal 2004 and 2005 as follows:

MAXIMUM FUNDED DEBT
TO CASH FLOW RATIO               COVENANT
--------------------             -------
Fiscal 2003
Q1 through Q3                     4.00
Q4                                3.75

Fiscal 2004
Q1 through Q3                     3.75
Q4                                3.50

Fiscal 2005
Q1 through Q2                     3.50
Thereafter                        3.00

FIXED CHARGE COVERAGE RATIO       1.50

The Company's funded debt to consolidated cash flow ratio may not exceed 3.75 through the third quarter of fiscal 2004 and 3.50 by the end of fiscal 2004. The Company's funded debt to consolidated cash flow ratio on February 15, 2004 was
3.66. To maintain the required ratios throughout fiscal 2004, the Company plans to continue to dispose of under-performing restaurants, using the proceeds to reduce debt. Subsequent to the end of the first quarter of fiscal 2004, the Company sold six Grady's American Grill restaurants (five of which it leased back) and received net proceeds of approximately $6,274,000).

If the Company does not maintain the required funded debt to consolidated cash flow ratio, that would constitute an event of default under the Bank Facility. The Company would then need to seek waivers from its lenders or amendments to the covenants. If the Company was unable to obtain waivers from its lenders or amendments to the covenants the Company would be in default under the Bank Facility. During continuance of an event of default, the Company would be subject to a post-default interest rate under the Bank Facility which increases the otherwise effective interest rate by 1.50%. In addition to the right to declare all obligations immediately due and payable, the Bank Facility also has additional rights including, among other things, the right to sell any of the collateral securing the Company's obligations under the Bank Facility. In the event the Company's obligations under the Bank Facility become immediately due and payable the Company does not have sufficient liquidity to satisfy these obligations and it is likely that the Company would be forced to seek protection from its creditors. Such events would also constitute a default under the Company's franchise agreements with Brinker and Burger King Corporation.

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

Impairment of Long-Lived Assets

Management periodically reviews property and equipment for impairment using historical cash flows as well as current estimates of future cash flows. This assessment process requires the use of estimates and assumptions that are subject to a high degree of judgment. In addition, at least annually, or as circumstances dictate, management assesses the recoverability of goodwill and other intangible assets which requires assumptions regarding the future cash flows and other factors to determine the fair value of the assets. In determining fair value, the Company relies primarily on discounted cash flow analyses that incorporates an investment horizon of five years and utilizes a risk adjusted discount factor. If these assumptions change in the future, management may be required to record impairment charges for these assets. As a result of the adoption of Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company has classified the revenues, expenses and related assets and liabilities of four Grady's American Grill restaurants that were sold in fiscal 2003, one Grady's American Grill that the Company sold and leased back in the first quarter of fiscal 2004 and nine Grady's American Grill restaurants that are held for sale, as discontinued operations in the accompanying consolidated financial statements.

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

Management uses estimates in the determination of the required accruals for general liability, workers' compensation and health insurance. These estimates are based upon a detailed examination of historical and industry claims experience. The claims experience may change in the future and may require management to revise these accruals.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to interest rate risk in connection with its $60.0 million revolving credit facility which provides for interest payable at the LIBOR rate plus a contractual spread. The Company's variable rate borrowings under this revolving credit facility totaled $39.0 million at February 15, 2004. The impact on the Company's annual results of operations of a one-point interest rate change would be approximately $390,000.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Note 4 to the unaudited consolidated financial statements of the Company included in Part I of this report is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On March 9, 2004, the Company held its annual meeting of shareholders. At the meeting, the shareholders elected the following directors by the vote indicated to serve until the year 2007 annual meeting of shareholders.

                                                        For          Withheld
                                                     ----------      --------
James K. Fitzpatrick                                 10,601,265      219,527
Ezra H. Friedlander                                  10,592,765      228,027
Steven M. Lewis                                      10,615,165      206,627

In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

     Term Expires
     ------------
Bruce M. Jacobson                2005
Christopher J. Murphy III        2005
Daniel B. Fitzpatrick            2006
Philip J. Faccenda               2006

The appointment of PricewaterhouseCoopers LLP as auditors for the Company for 2004 was ratified:

For 10,639,190; Against 124,992; Abstentions 56,610

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

    (b)  Reports on Form 8-K

         On March 31, 2004, the Company filed a current report on Form 8-K furnishing under Item 12 a copy of the Company's press release dated March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Quality Dining, Inc.
                                                (Registrant)

Date: March 31, 2004                            By: /s/John C. Firth
                                                ------------------------------
                                                Executive Vice President
                                                General Counsel and Secretary
                                                (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number                          Description
--------------    -------------------------------------------------------
31.1              Rule 13a-14(a)/15d-14(a) Certification of Principal
                  Executive Officer

31.2              Rule 13a-14(a)/15d-14(a) Certification of Principal
                  Financial Officer

32.1              Section 1350 Certification of Chief Executive Officer

32.2 Section 1350 Certification of Executive Vice President and General Counsel (Principal Financial Officer)