Form 10-Q
period 2004-05-09
QUALITY DINING INC
filed 2004-06-18
CIK 917126

Page 1
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 9, 2004

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

The number of shares of the registrant's common stock outstanding as of June 18, 2004 was 11,596,781.





                          QUALITY DINING, INC.
                      QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED MAY 9, 2004
                                  INDEX


                                                                Page


PART I  - Financial Information


Item 1.   Consolidated Financial Statements (Unaudited):

          Consolidated Statements of Operations                    3
          Consolidated Balance Sheets                              4
          Consolidated Statements of Cash Flows                    5
          Notes to Consolidated Financial Statements               6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations           18

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk                                                    30

Item 4.   Controls and Procedures                                 30

Part II - Other Information

Item 1.   Legal Proceedings                                       31

Item 2.   Changes in Securities                                   31

Item 3.   Defaults upon Senior Securities                         31

Item 4.   Submission of Matters to Vote of Security Holders       31

Item 5.   Other Information                                       31

Item 6.   Exhibits and Reports on Form 8-K                        31

Signatures                                                        32


















Part I. FINANCIAL INFORMATION
Item 1. - CONSOLIDATED FINANCIAL STATEMENTS

                          QUALITY DINING, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                (In thousands, except per share amounts)

                                 Twelve Weeks Ended    Twenty-Eight Weeks Ended
                                     May 9,    May 11,       May 9,     May 11,
                                      2004        2003          2004      2003
                                     -------   -------       -------    -------
Revenues:
  Burger King                       $ 26,578  $ 25,452      $ 58,885   $ 59,393
  Chili's Grill & Bar                 20,346    18,616        45,153     42,132
  Italian Dining Division              3,865     4,163         8,892      9,808
  Grady's American Grill               1,437     1,459         3,360      3,501
                                     -------   -------       -------    -------
Total revenues                        52,226    49,690       116,290    114,834
                                     -------   -------       -------    -------
Operating expenses:
  Restaurant operating expenses:
    Food and beverage                 14,270    13,450        31,856     30,850
    Payroll and benefits              15,114    14,293        33,894     33,630
    Depreciation and amortization      2,101     2,288         4,968      5,362
    Other operating expenses          13,605    12,685        30,421     30,077
                                     -------   -------       -------    -------
Total restaurant operating expenses   45,090    42,716       101,139     99,919
                                     -------   -------       -------    -------
Income from restaurant operations      7,136     6,974        15,151     14,915
  General and administrative           3,663     4,041         8,678      8,980
  Amortization of intangibles             37        87           119        203
                                     -------   -------       -------    -------
Operating income                       3,436     2,846         6,354      5,732
                                     -------   -------       -------    -------
Other income (expense):
  Recovery of note receivable              -     3,459             -      3,459
  Interest expense                    (1,464)   (1,690)       (3,523)    (3,994)
  Loss on sale of property
    and equipment                        (28)       (1)          (75)       (10)
  Minority interest in earnings         (573)     (587)       (1,054)    (1,370)
  Other income, net                       70       257           154        750
                                     -------   -------       -------    -------
Total other income (expense), net     (1,995)    1,438        (4,498)    (1,165)
                                     -------   -------       -------    -------
Income from continuing operations
    before income taxes                1,441     4,284         1,856      4,567
Income tax provision                     287       256           559        597
                                     -------   -------       -------    -------
Income from continuing operations      1,154     4,028         1,297      3,970
Loss from discontinued operations       (900)   (4,308)         (765)    (4,071)
                                     -------   -------       -------    -------
Net income (loss)                    $   254   $  (280)      $   532    $  (101)
                                     =======   =======       =======    =======
Basic net income (loss) per share:
    Continuing operations               0.10      0.36          0.11       0.35
    Discontinued operations            (0.08)    (0.38)         (.07)     (0.36)
                                     -------   -------       -------    -------
Basic net income (loss) per share   $   0.02   $ (0.02)        $0.04    $ (0.01)
                                     =======   =======       =======    =======
Diluted net income (loss) per share:
    Continuing operations               0.10      0.36          0.11       0.35
    Discontinued operations            (0.08)    (0.38)        (0.07)     (0.36)
                                     -------   -------       -------    -------
Diluted net income (loss) per share $   0.02   $ (0.02)        $0.04    $ (0.01)
                                     =======   =======       =======    =======
Weighted average shares outstanding:
Basic                                 11,311    11,311        11,311     11,311
                                     =======   =======       =======    =======
Diluted                               11,337    11,316        11,341     11,327
                                     =======   =======       =======    =======
See Notes to Consolidated Financial Statements.



                          QUALITY DINING, INC.
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                         (Dollars in thousands)

                                             May 9,            October 26,
                                             2004                2003
ASSETS                                     ---------            ---------
Current assets:
  Cash and cash equivalents                $   1,265            $   1,724
  Accounts receivable                          1,706                1,723
  Inventories                                  1,823                1,670
  Deferred income taxes                        2,710                2,251
  Assets held for sale                            12                5,821
  Other current assets                         1,769                2,192
                                             -------              -------
Total current assets                           9,285               15,381
                                             -------              -------
Property and equipment, net                  109,593              112,826
                                             -------              -------
Other assets:
  Deferred income taxes                        6,207                6,749
  Trademarks, net                                495                1,285
  Franchise fees and development fees, net     8,440                8,801
  Goodwill                                     7,960                7,960
  Liquor licenses, net                         2,884                2,820
  Other                                        3,567                3,454
                                             -------              -------
Total other assets                            29,553               31,069
                                             -------              -------
Total assets                                $148,431             $159,276
                                             =======              =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt         $  9,151        $      10,055
  Accounts payable                             6,717                6,182
  Accrued liabilities                         21,761               19,520
                                             -------              -------
Total current liabilities                     37,629               35,757

Long-term debt                                72,638               85,335
                                             -------              -------
Total liabilities                            110,267              121,092
                                             -------              -------

Minority interest                             13,662               14,272

Stockholders' equity:
  Preferred stock, without par value:
    5,000,000 shares authorized; none issued       -                    -
  Common stock, without par value: 50,000,000
    shares authorized; 12,955,781 and
    12,955,781 shares issued, respectively        28                   28
  Additional paid-in capital                 237,402              237,402
  Accumulated deficit                       (205,982)            (206,514)
  Unearned compensation                         (517)                (575)
                                             -------              -------
                                              30,931               30,341
  Treasury stock, at cost, 2,508,587
    and 2,508,587 shares, respectively        (6,429)              (6,429)
                                             -------              -------
Total stockholders' equity                    24,502               23,912
                                             -------              -------
Total liabilities and stockholders' equity  $148,431             $159,276
                                             =======              =======
See Notes to Consolidated Financial Statements.



                          QUALITY DINING, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                             (In thousands)
                                                   Twenty-Eight Weeks Ended
                                                       May 9,      May 11,
                                                        2004        2003
                                                     ---------    ---------
Cash flows from operating activities:
  Net income (loss)                                  $     532    $    (101)
  Loss from discontinued operations                        765        4,071
  Minority interest in earnings                          1,054        1,370
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization of
      property and equipment                             4,739        5,111
    Amortization of other assets                           775          865
    Loss on sale of property and equipment                  75           10
    Deferred income taxes                                   83            -
    Amortization of unearned compensation                   58           47
    Changes in current assets and current liabilities:
      Net decrease (increase) in current assets            287         (169)
      Net increase (decrease) in current liabilities     2,136       (3,539)
                                                     ---------    ---------
Net cash provided by operating activities               10,504        7,665
                                                     ---------    ---------
Cash flows from investing activities:
  Purchase of property and equipment                    (3,929)      (2,698)
  Proceeds from the sales of property and equipment      8,635          581
  Purchase of other assets                                (472)        (199)
  Other                                                      -          300
                                                     ---------    ---------
Net cash provided by (used) for investing activities     4,234       (2,016)
                                                     ---------    ---------
Cash flows from financing activities:
  Borrowings of long-term debt                          28,271       31,043
  Repayment of long-term debt                          (41,872)     (33,705)
  Cash distributions to minority interest
    in consolidated partnerships                        (1,664)      (3,683)
                                                     ---------    ---------
Net cash used by financing activities                  (15,265)      (6,345)
                                                     ---------    ---------
Cash provided by discontinued operations                    68          824
                                                     ---------    ---------

Net increase in cash and cash equivalents                 (459)         128
Cash and cash equivalents, beginning of period           1,724        1,174
                                                     ---------    ---------
Cash and cash equivalents, end of period             $   1,265    $   1,302
                                                     =========    =========


See Notes to Consolidated Financial Statements.





                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               May 9, 2004
                               (Unaudited)
Note 1:  Description of Business.

Quality Dining, Inc. (the "Company") operates four distinct restaurant concepts. It owns the Grady's American Grill (R) and two Italian Dining concepts and operates Burger King (R) restaurants and Chili's Grill & Bar(R) ("Chili's") as a franchisee of Burger King Corporation and Brinker International, Inc. ("Brinker"), respectively. The Company operates its Italian Dining restaurants under the tradenames of Spageddies Italian Kitchen (R) ("Spageddies"(R)) and Papa Vino's (TM) Italian Kitchen ("Papa Vino's"). The Company operates one of its Grady's American Grill restaurants under the tradename Porterhouse Steaks and Seafood (TM) and one under the tradename Regas Grill (R). As of May 9, 2004, the Company operated 174 restaurants, including 118 Burger Kings, 38 Chili's Grill &
Bar restaurants, 7 Grady's American Grill restaurants, six Papa Vino's, three Spageddies, one Regas Grill and one Porterhouse Steak and Seafood restaurant.

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

The  assets  of  the  VIE's,  which consist primarily  of  property  and equipment,  totaled  $17,873,000 and $18,599,000  at  May  9,  2004  and
October 26, 2003, respectively. The liabilities of the VIE's, which consist primarily of bank debt, totaled $7,263,000 and $7,493,000 at May 9, 2004 and October 26, 2003, respectively. Certain of the assets of the VIE's serve as collateral for the debt obligations. Because certain of these assets were previously recorded as capital leases by the
Company, with a resulting lease obligation, the consolidation of the VIE's served to increase total assets as reported by the Company by $13,291,000 and $13,869,000 and total liabilities by $3,729,000 and
$3,697,000 at May 9, 2004 and October 26, 2003, respectively. Additionally, the consolidation of the VIE's increased treasury stock by $2,806,000 at May 9, 2004 and October 26, 2003, as one of the VIE's owns common stock of the Company. The change had no impact on reported net income or earnings per share for the twenty-eight weeks ended May 9, 2004 and May 11, 2003.







                           QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               May 9, 2004
                               (Unaudited)

The following table presents the effect of the consolidation of the VIE's on depreciation and amortization expense, other operating expenses, general and administrative expense, interest expense and other income (expense) for the twelve weeks and twenty-eight weeks ended May 9, 2004 and May 11, 2003:

(In thousands)                             12-Weeks Ended      28-Weeks Ended
                                            --------------     --------------
                                          May 9,     May 11,    May  11,  May 9,
                                          2004        2003       2004     2003
                                        -------    -------     -------  -------
Depreciation and amortization expense   $ 2,070    $ 2,255     $ 4,903  $ 5,285
Change in consolidation policy               31         33          65       77
                                         ------     ------      ------   ------
Consolidated depreciation and
  amortization                          $ 2,101    $ 2,288     $ 4,968  $ 5,362
                                         ======     ======      ======   ======

Other operating expenses                $14,172    $13,223     $31,706  $31,314
Change in consolidation policy             (567)      (538)     (1,285)  (1,237)
                                         ------     ------      ------   ------
Consolidated other operating expenses   $13,605    $12,685     $30,421  $30,077
                                         ======     ======      ======   ======

General and administrative expenses     $ 3,647    $ 4,031     $ 8,660  $ 8,937
Change in consolidation policy               16         10          18       43
                                         ------     ------      ------   ------
Consolidated general and administrative
  Expenses                              $ 3,663    $ 4,041     $ 8,678  $ 8,980
                                         ======     ======      ======   ======

Interest expense                        $ 1,517    $ 1,782     $ 3,646  $ 4,207
Change in consolidation policy              (53)       (92)       (123)    (213)
                                         ------     ------      ------   ------
Consolidated interest expense           $ 1,464    $ 1,690     $ 3,523  $ 3,994
                                         ======     ======      ======   ======

Other income (expense)                  $    70    $   257     $   425  $   710
Change in consolidation policy                -          -        (271)      40
                                         ------     ------      ------   ------
Consolidated other income (expense)     $    70    $   257     $   154  $   750
                                         ======     ======      ======   ======

All   significant  intercompany  balances  and  transactions  have  been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the 28-week period ended May 9, 2004 are not necessarily indicative of the results that may be expected for the 53-week year ending October 31, 2004.

                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               May 9, 2004
                               (Unaudited)

These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended October 26, 2003 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

As a result of the adoption of Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company has classified the revenues, expenses and related assets and liabilities of four Grady's American Grill restaurants that were sold in 2003, one Grady's American Grill restaurant that was sold and one that was closed in fiscal 2004, six Grady's American Grill restaurants that the Company sold and leased back in fiscal 2004 and one Grady's American Grill restaurant that was held for sale at the end of the second quarter of fiscal 2004, as discontinued operations in the accompanying consolidated financial statements.


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

                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               May 9, 2004
                               (Unaudited)

Trademarks - The Company owns the trademarks for its Grady's American Grill, Spageddies Italian Kitchen, Papa Vino's Italian Kitchen, Regas Grill and Porterhouse Steaks and Seafood. During the second quarter of fiscal 2003 the Company recorded an impairment charge of $4,411,000, consisting of a reduction in the net book value of the Grady's American Grill trademark of $2,882,000 and in the net book value of certain fixed assets of $1,529,000. The net book value of the Grady's American Grill trademark was $416,000 as of May 9, 2004. During the second quarter of fiscal 2003 the Company reviewed the useful life of the Grady's American Grill trademark and determined that the remaining useful life should be reduced from 15 years to five years. In determining the fair value of the impaired assets, the Company relied primarily on the discounted cash flow analyses that incorporated an investment horizon of five years and utilized a risk adjusted discount factor.

Below are the gross carrying amount and accumulated amortization of the trademarks, franchise fees and development fees as of May 9, 2004.

Amortized Intangible Assets
---------------------------
(Dollars in thousands)                       As of May 9, 2004
                                    ------------------------------------
                                  Gross Carrying  Accumulated    Net
                                      Amount      Amortization   Book
                                                                 Value
Amortized intangible assets:           --------    --------    --------
  Trademarks                           $  2,050    $ (1,555)   $    495
  Franchise fees and development fees    14,824      (6,384)      8,440
                                        -------     -------      ------
Total                                  $ 16,874    $ (7,939)   $  8,935
                                        =======     =======     =======

                                            As of October 26, 2003
                                       ---------------------------------
                                  Gross Carrying  Accumulated    Net
                                      Amount      Amortization   Book
                                                                 Value
Amortized intangible assets:           --------    --------    --------
  Trademarks                           $  2,961    $ (1,676)   $  1,285
  Franchise fees and development fees    14,782      (5,981)      8,801
                                        -------     -------     -------
Total                                  $ 17,743    $ (7,657)   $ 10,086
                                        =======     =======     =======

The Company's intangible asset amortization expense for the twenty-eight week period ending May 9, 2004 was $522,000 compared to $600,000 for the comparable period in fiscal 2003. The estimated annual intangible amortization expense for each of the next five years is as follows:

Year one    $  851,000
Year two    $  851,000
Year three  $  851,000
Year four   $  851,000
Year five   $  760,000



                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               May 9, 2004
                               (Unaudited)

Goodwill - The Company operates four distinct restaurant concepts in the food-service industry. It owns the Grady's American Grill and two Italian Dining concepts and operates Burger King restaurants and Chili's Grill & Bar restaurants as a franchisee of Burger King Corporation and Brinker International, Inc., respectively. The Company has identified each restaurant concept as an operating segment based on management structure and internal reporting. The Company has two operating segments with goodwill - Chili's Grill & Bar and Burger King. The Company had a total of $7,960,000 in goodwill as of May 9, 2004 and
October  26,  2003.   The  Chili's Grill and Bar operating  segment  had
$6,902,000 of goodwill and the Burger King operating segment had $1,058,000 of goodwill.

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

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value method as prescribed by SFAS 123, the Company's net earnings (loss) and net earnings (loss) per share would have been the pro forma amounts indicated below:

                                              Twelve         Twenty-Eight
                                            Weeks Ended       Weeks Ended
                                          May 9,   May 11,  May 9,    May 11,
                                           2004     2003     2004      2003
                                         -------  -------   ------   -------

(In thousands, except per share amounts)
---------------------------------------
Net income (loss), as reported            $  254   $ (280)  $  532   $  (101)

Deduct: Total stock option based employee
compensation expense determined by using
the Black-Scholes option pricing model,
net of related tax effects                    (7)      (8)     (16)     (19)
                                           -----    -----    -----    -----
Net income (loss), pro forma              $  247   $ (288)  $  516   $ (120)
                                           =====    =====    =====    =====

Basic and diluted net income (loss)
  per common share, as reported           $ 0.02   $(0.02)  $ 0.04   $(0.01)
                                           =====    =====    =====    =====
Basic and diluted net income (loss)
  per common share, pro forma             $ 0.02   $ (0.03) $ 0.04   $(0.01)
                                           =====     =====    =====    =====




                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               May 9, 2004
                               (Unaudited)

Note 3: Acquisitions and Dispositions.

During the first twenty-eight weeks of fiscal 2004, the Company received net proceeds of $7,571,000 from a sale of seven Grady's American Grill restaurants. The Company recorded a loss in discontinued operations of $886,000 related to these sales in fiscal 2004. Six of the restaurants sold were sale-leaseback transactions. In each of the six sale-leaseback transactions, the Company's lease obligations extend for less than one year.

The Company purchased five existing Burger King restaurants from a Burger King franchisee in the third quarter of fiscal 2004 for $1,150,000

During fiscal 2003, the Company sold four Grady's American Grill restaurants for net proceeds of $4,779,000. The Company recorded a $1,160,000 gain in discontinued operations related to these sales in fiscal 2003.

As discussed in Note 2, discontinued operations includes the revenues and expenses of the four Grady's American Grill restaurants that were sold in fiscal 2003, the seven restaurants sold and one restaurant closed in the first twenty-eight weeks of fiscal 2004 and the one restaurant that was being held for sale as of May 9, 2004. The decision to dispose of the locations reflects the Company's ongoing process of evaluating the performance of the Grady's American Grill restaurants and using the proceeds from dispositions to reduce debt. Assets held for sale includes restaurant equipment totaling $12,000 as of May 9, 2004.


                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               May 9, 2004
                               (Unaudited)

Net loss from discontinued operations for the periods ended May 9, 2004, and May 11, 2003 were made up of the following components:


                                                Twelve         Twenty-Eight
                                              Weeks Ended       Weeks Ended
                                             May 9,   May 11,   May 9,   May 11,
                                              2004     2004      2004     2003
                                             -----    -----     -----    -----
(In thousands, except per share amounts)
----------------------------------------
Revenue discontinued operations            $ 2,140  $ 2,272   $ 5,779  $10,487
Income discontinued restaurant operations       13      273       140      529
Asset impairment and facility closing
  expense                                     (905)  (4,572)     (886)  (4,578)
                                             -----    -----     -----    -----
Loss before taxes                             (892)  (4,299)     (746)  (4,049)
Income tax provision                            (8)      (9)      (19)     (22)
                                             -----    -----     -----    -----
Loss from discontinued operations           $ (900) $(4,308)  $  (765) $(4,071)
                                             =====    =====     =====    =====
Basic and diluted net income per
  share from discontinued operations        $(0.08) $  (0.38) $ (0.07) $ (0.36)
                                             =====     =====    =====    =====

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

As of May 9, 2004, the Company has accrued $4,065,000 for the estimated expense for its self-insured insurance plans. These accruals require management to make significant estimates and assumptions. Actual results could differ from management's estimates.

At May 9, 2004, the Company had commitments aggregating $798,000 for the construction of restaurants.

The Company is involved in various legal proceedings incidental to the conduct of its business, including employment discrimination claims. Based upon currently available information, the Company does not expect that any such proceedings will have a material adverse effect on the Company's financial position or results of operations but there can be no assurance thereof.






                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               May 9, 2004
                               (Unaudited)

Note 5:  Debt Instruments.

As of May 9, 2004, the Company had a financing package totaling $109,066,000, consisting of a $60,000,000 revolving credit agreement (the "Bank Facility") and a $49,066,000 mortgage facility (the "Mortgage Facility"), as described below.

The Mortgage Facility currently includes 34 separate mortgage notes, with initial terms of either 15 or 20 years. The notes have fixed rates of interest of either 9.79% or 9.94%. The notes require equal monthly interest and principal payments. The mortgage notes are collateralized by a first mortgage/deed of trust and security agreement on the real estate, improvements and equipment on 19 of the Company's Chili's restaurants (nine of which the Company mortgaged its leasehold interest) and 15 of the Company's Burger King restaurants (three of which the Company mortgaged its leasehold interest). The mortgage notes contain, among other provisions, financial covenants that require the Company to maintain a consolidated fixed charge coverage ratio of at least 1.30 for each of six subsets of the financed properties.

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











                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               May 9, 2004
                               (Unaudited)

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



The Company's funded debt to consolidated cash flow ratio may not exceed
3.75 through the third quarter of fiscal 2004 and 3.50 by the end of fiscal 2004. The Company's funded debt to consolidated cash flow ratio on May 9, 2004 was 3.33.

If the Company does not maintain the required funded debt to consolidated cash flow ratio, that would constitute an event of default under the Bank Facility. The Company would then need to seek waivers from its lenders or amendments to the covenants. If the Company was unable to obtain waivers from its lenders or amendments to the covenants the Company would be in default under the Bank Facility. During continuance of an event of default, the Company would be subject to a post-default interest rate under the Bank Facility that increases the otherwise effective interest rate by 1.50%. In addition to the right to declare all obligations immediately due and payable, the Bank Facility also has additional rights including, among other things, the right to sell any of the collateral securing the Company's obligations under the Bank Facility. In the event the Company's obligations under the Bank
Facility become immediately due and payable the Company does not have sufficient liquidity to satisfy these obligations and it is likely that the Company would be forced to seek protection from its creditors. Such events would also constitute a default under the Company's franchise agreements with Brinker and Burger King Corporation.








                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               May 9, 2004
                               (Unaudited)

Note 6: Net Income Per Share

Basic  net  income (loss) per share is computed by dividing  net  income
(loss) by the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding plus all potential dilutive common shares outstanding. For all years presented, the difference between basic and dilutive shares represents options on common stock. For the twelve and twenty-eight week periods ended May 9, 2004, 544,143 options were excluded from the diluted earnings per share calculations because to include them would have been anti-dilutive. For the twelve and twenty-eight week periods ended May 11, 2003, 597,733 and 582,7333 options respectively were excluded from the diluted earnings per share calculations because to include them would have been anti-dilutive.



                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               May 9, 2004
                               (Unaudited)

Note 7: Segment Reporting.

The Company operates four distinct restaurant concepts in the food-service industry. It owns the Grady's American Grill and two Italian Dining concepts and operates Burger King restaurants and Chili's Grill &
Bar   as   a   franchisee  of  Burger  King  Corporation   and   Brinker
International,  Inc., respectively.   The Company  has  identified  each
restaurant concept as an operating segment based on management structure and internal reporting. For purposes of applying SFAS 131, the Company considers the Grady's American Grill, the two Italian concepts and Chili's Grill & Bar to be similar and has aggregated them into a single reportable operating segment (Full Service). The Company considers the
Burger   King  restaurants  as  a  separate  reportable  segment  (Quick
Service). Summarized financial information concerning the Company's reportable segments is shown in the following table. The "all other"
column is the VIE activity, see Note 2. The "other reconciling items" column includes corporate related items, intercompany eliminations and income and expense not allocated to reportable segments.
                                                           Other
                            Full      Quick       All    Reconciling
(Dollars in thousands)     Service   Service     Other     Items      Total
---------------------------------------------------------------------------
-------
Second quarter fiscal 2004
---------------------------
Revenues                   $25,648   $26,578    $  840    $ (840)   $ 52,226
Income from restaurant
  operations                 3,442    3,133        688      (127)      7,136

Operating income (loss)      2,112      909        672      (257)      3,436
Interest expense                                                      (1,464)
Other expense                                                           (531)
Income from continuing
  operations before income                                            ------
  taxes                                                            $   1,441
                                                                      ======
Total Assets                71,947    46,849     17,873    11,762  $ 148,431
Depreciation and
  amortization               1,052       983        115        56  $   2,206

Second quarter fiscal 2003
---------------------------
Revenues                   $24,238   $25,452     $  800    $ (800) $  49,690
Income from restaurant
  operations                 3,561     2,888        658      (133)     6,974

Operating income (loss)      2,128       466        648      (396) $   2,846
Interest expense                                                      (1,690)
Other income                                                           3,128
Income from continuing
  operations before income                                            ------
  taxes                                                            $   4,284
                                                                      ======

Total Assets               82,904     48,932     15,972    11,465  $ 159,273
Depreciation and
  amortization              1,109      1,162        117       275  $   2,663





                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               May 9, 2004
                               (Unaudited)

                                                           Other
                            Full      Quick       All    Reconciling
(Dollars in thousands)     Service   Service     Other     Items        Total
-------------------------------------------------------------------------------
First twenty-eight weeks of fiscal 2004
---------------------------------------
Revenues                   $57,405   $58,885     $1,939   $(1,939)   $ 116,290
Income from restaurant
  operations                 7,565     6,309      1,576      (299)      15,151

Operating income (loss)      4,493     1,028      1,558      (725)       6,354
Interest expense                                                        (3,523)
Other income                                                              (975)
Income from continuing
  operations before income                                             -------
  taxes                                                              $   1,856
                                                                       =======

Total Assets                71,947    46,849     17,873    11,762    $ 148,431
Depreciation and
  amortization               2,513     2,343        261       397    $   5,514

First twenty-eight weeks of fiscal 2003
---------------------------------------
Revenues                   $55,441   $59,393     $1,854    (1,854)   $ 114,834
Income from restaurant
  operations                 7,852     5,856      1,516      (309)      14,915

Operating income (loss)      4,644       536      1,473      (921)       5,732
Interest expense                                                        (3,994)
Other income                                                             2,829
Income from continuing                                                 -------
  operations before income
  taxes                                                              $   4,567
                                                                       =======

Total Assets               82,904     48,932     15,972    11,465    $ 159,273
Depreciation and
  amortization              2,603      2,712        273       718    $   6,306

















Item  2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

                                  Twelve Weeks Ended   Twenty-Eight Weeks Ended
                                     May 9,  May 11,       May 9,    May 11,
                                      2004     2003         2004      2003
                                     -----    -----        -----      -----
Total revenues                       100.0%   100.0%       100.0%     100.0%

Operating expenses:
  Restaurant operating expenses
    Food and beverage                 27.3     27.1         27.4       26.9
    Payroll and benefits              28.9     28.8         29.1       29.3
    Depreciation and amortization      4.0      4.6          4.3        4.7
    Other operating expenses          26.1     25.5         26.2       26.2
                                     -----    -----        -----      -----
Total restaurant operating expenses   86.3     86.0         87.0       87.1
                                     -----    -----        -----      -----
Income from operations                13.7     14.0         13.0       12.9
                                     -----    -----        -----      -----
  General and administrative           7.0      8.1          7.4        7.8
  Amortization of intangibles          0.1      0.2          0.1        0.2
                                     -----    -----        -----      -----
Operating income (loss)                6.6      5.7          5.5        4.9
                                     -----    -----        -----      -----
Other income (expense):
  Recovery of note receivable            -      7.0            -        3.0
  Interest expense                    (2.8)    (3.4)        (3.0)      (3.5)
  Minority interest in earnings       (1.1)    (1.2)        (0.9)      (1.2)
  Other income (expense), net            -      0.5            -        0.7
                                     -----    -----        -----      -----
Total other income (expense), net     (3.9)     2.9         (3.9)      (1.0)
                                     -----    -----        -----      -----
Income from continuing operations
 before income taxes                   2.7      8.6          1.6        3.9
Income tax provision                   0.5      0.5          0.5        0.5
                                     -----    -----        -----      -----
Income  (loss)  from  continuing
  operations                           2.2      8.1          1.1        3.4
Income (loss) from discontinued
  operations, net  of  tax            (1.7)    (8.7)        (0.7)      (3.5)
                                     -----    -----        -----      -----
Net Income (loss)                      0.5%    (0.6)%        0.4%      (0.1)%
                                     =====    =====        =====      =====





Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AN RESULTS OF OPERATIONS (continued)

Restaurant sales for the Company were $52,226,000 for the second quarter of fiscal 2004 versus $49,690,000 for the comparable period in fiscal 2003, an increase of $2,536,000. Restaurant sales for the first twenty-eight weeks of fiscal 2004 were $116,290,000 versus $114,834,000 for the comparable period in fiscal 2003, an increase of $1,456,000.

The Company's Burger King restaurant sales were $26,578,000 in the second quarter of fiscal 2004 compared to sales of $25,452,000 in the same period of fiscal 2003, an increase of $1,126,000. The Company had increased revenue of $532,000 due to additional sales weeks from two new restaurants opened in fiscal 2003. The Company's Burger King restaurants had average weekly sales of $18,770 in the second quarter of fiscal 2004 versus $18,285 in the same period in fiscal 2003. Sales at restaurants open for more than one year increased 2.4% in the second quarter of fiscal 2004 when compared to the same period in fiscal 2003. Sales decreased $507,000 to $58,886,000 for the first twenty-eight weeks of fiscal 2004 compared to $59,393,000 for the comparable period in fiscal 2003. The Company had increased revenue of $1,211,000 due to additional sales weeks from three restaurants opened in fiscal 2003. Average weekly sales were $17,822 in the first twenty-eight weeks of fiscal 2004 versus $18,357 in the same period in fiscal 2003. Sales at restaurants open for more than one year decreased 3.2% in the first twenty-eight weeks of fiscal 2004 when compared to the same period in fiscal 2003. During the second quarter of fiscal 2004 Burger King introduced some appealing new products and had improved promotional campaigns. The Company believes these changes were responsible for the positive same store sales results.

The Company's Chili's Grill & Bar restaurant sales increased $1,730,000 to $20,346,000 in the second quarter of fiscal 2004 compared to $18,616,000 in the same period in fiscal 2003. The Company had increased revenue of $1,821,000 due to additional sales weeks from one restaurant opened during fiscal 2004 and three restaurants opened in fiscal 2003. Average weekly sales decreased to $45,314 in the second quarter of fiscal 2004 versus $45,627 in the same period of fiscal 2003. Sales at restaurants open for more than one year decreased .5% in the second quarter of fiscal 2004 when compared to the same period in fiscal 2003. Sales for the first twenty-eight weeks of fiscal 2004 increased $3,021,000 to $45,153,000 compared to $42,132,000 for the same period in fiscal 2003. The Company had increased revenue of $3,683,000 due to additional sales weeks from one new restaurant opened during fiscal 2004 and three new restaurants opened in fiscal 2003. The average weekly sales were $43,374 in the first twenty-eight weeks of fiscal 2004 versus $44,257 in the same period in fiscal 2003. Sales at restaurants open for more than one year decreased 1.7% in the first twenty-eight weeks of fiscal 2004 when compared to the same period in fiscal 2003.

Sales in the Company's Grady's American Grill restaurant division were $1,437,000 in the second quarter of fiscal 2004 compared to sales of $1,459,000 in the same period in fiscal 2003, a decrease of $22,000. The Company sold four units in fiscal 2003, closed one unit in fiscal 2004, sold and leased back six restaurants in fiscal 2004 and had one restaurant classified as held for sale as of May 9, 2004. As required by SFAS 144, the results of operations for these restaurants have been classified as discontinued operations for all periods reported. The remaining three Grady's American Grill restaurants had average weekly sales of $39,921 in the second quarter of fiscal 2004 versus $40,528 in the first quarter of fiscal 2003, a decrease of 1.5%. Sales in the Company's Grady's American Grill restaurant division were $3,360,000 in the first twenty-eight weeks of fiscal 2004 compared to sales of
$3,501,000 in the same period in fiscal 2003, a decrease of $141,000. The remaining three Grady's American Grill restaurants had average weekly sales of $39,995 in the first twenty-eight weeks of fiscal 2004 versus $41,679 in the same period of fiscal 2003, a decrease of 4.0%. The Company believes sales declines in its Grady's American Grill division resulted from competitive intrusion and the Company's inability to efficiently market this concept.








Item  2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (continued)

The Company's Italian Dining Division restaurant sales decreased $298,000 to $3,865,000 in the second quarter of fiscal 2004 compared to $4,163,000 in the same period in fiscal 2003. The average weekly sales were $35,785 in the second quarter of fiscal 2004 versus $38,549 in the same period of fiscal 2003. Sales at restaurants open for more than one year decreased 7.2% in the second quarter of fiscal 2004 when compared to the same period in fiscal 2003. Sales for the first twenty-eight weeks of fiscal 2004 decreased $916,000 to $8,892,000 compared to $9,808,000 for the same period in fiscal 2003. The average weekly sales were $35,287 in the first twenty-eight weeks of fiscal 2004 versus $38,920 in the same period in fiscal 2003. Sales at restaurants open for more than one year decreased 9.6% in the first twenty-eight weeks of fiscal 2004 when compared to the same period in fiscal 2003. The Company has experienced significant competitive intrusion in the markets where it has Italian Dining restaurants.

Total restaurant operating expenses, as a percentage of restaurant sales, increased to 86.3% for the second quarter of fiscal 2004 versus 86.0% in the second quarter of fiscal 2003, and decreased to 87.0% in the first twenty-eight weeks of fiscal 2004 versus 87.1% in the same period of fiscal 2003. The following factors influenced the operating margins.

Food and beverage costs increased to 27.3% of total revenues in the second quarter of fiscal 2004 compared to 27.1% of total revenues in the same period in fiscal 2003, and 27.4% in the first twenty-eight weeks of fiscal 2004 compared to 26.9% in the same period of fiscal 2003. Food and beverage costs have increased in both the full service and quick service segment. The increases are mainly due to higher dairy and beef costs. The Company expects the cost pressures to persist for the rest of fiscal 2004.

Payroll and benefits were 28.9% of total revenues in the second quarter of fiscal 2004 compared to 28.8% in the same period of fiscal 2003. Payroll and benefits were 29.1% of total revenues in the first twenty-eight weeks of fiscal 2004 compared to 29.3% in the same period of fiscal 2003. The Company had lower payroll and benefits expense, as a percentage of sales, in the quick service segment for both the quarter and twenty-eight weeks ended May 9, 2004. The improvement was mainly due to the Company's increased focus on payroll costs in light of declining sales. The Company does not believe that it can continue to decrease payroll expense in the quick service segment without diminishing customer satisfaction; therefore, if the negative sales trends do not abate, payroll costs as a percentage of sales are likely to increase in the remaining quarters of fiscal 2004. The Company had higher payroll and benefits expense, as a percentage of sales, in the full service segment for both the quarter and twenty-eight weeks ended May 9, 2004. The increase was mainly due to lower average weekly sales in each of the full service concepts.

Depreciation and amortization, as a percentage of total revenues, decreased to 4.0% for the second quarter of fiscal 2004 compared to 4.6% in the same period in fiscal 2003. The decrease was mainly due to a $179,000 decrease in depreciation expense in the quick service segment. The decrease was mainly due to certain assets becoming fully depreciated. Depreciation and amortization, as a percentage of total revenues, decreased to 4.3% in the first twenty-eight weeks of fiscal 2004 compared to 4.7% in the same period in fiscal 2003. The decrease was mainly due to a $369,000 decrease in depreciation expense in the quick service segment. The decrease was mainly due to certain assets becoming fully depreciated.

Other   restaurant  operating  expenses  include  rent  and   utilities,
royalties, promotional expense, repairs and maintenance, property taxes and insurance. Other restaurant operating expenses as a percentage of total revenues increased in the second quarter of fiscal 2004 to 26.1%
compared  to  25.5%  in  the  same period of  fiscal  2003.   They  were
consistent at 26.2% in the first twenty-eight weeks of fiscal 2004 and fiscal 2003. The Company's other operating expenses, as a percentage of sales, increased in the second quarter of fiscal 2004, mainly due to lower average weekly sales at the Company's full service restaurants. The Company participated in the Burger King 2000 and 2001 Early Renewal programs that included a royalty reduction as an incentive to franchisees
to   renew   franchise  agreements  early.   The  Company  included   39
restaurants in the Early Renewal programs. In the first twenty-eight weeks of fiscal 2004 and fiscal 2003 the Company's participation in the Early Renewal program reduced the Company's royalty expense by $196,000 and $132,000, respectively.

Item  2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (continued)

Income from restaurant operations increased $162,000 to $7,136,000, or 13.7% of revenues, in the second quarter of fiscal 2004 compared to $6,974,000, or 14.0% of revenues, in the comparable period of fiscal 2003. Income from restaurant operations in the Company's Quick Service segment decreased $119,000 while the Company's Full Service segment increased $236,000 from the prior year. Income from restaurant operations increased $236,000 to $15,151,000, or 13.0% of revenues, in the first twenty-eight weeks of fiscal 2004 compared to $14,915,000, or 12.9% of revenues, in the comparable period of fiscal 2003. Income from restaurant operations in the Company's Quick Service segment decreased $287,000 while the Company's Full Service segment increased $453,000 when compared to the first twenty-eight weeks of the prior year.

General and administrative expenses were $3,663,000 in the second quarter of fiscal 2004 compared to $4,041,000 in the second quarter of fiscal 2003 and $8,678,000 in the first twenty-eight weeks of fiscal 2004 compared to $8,980,000 in the same period of fiscal 2003. As a percentage of total restaurant sales, general and administrative expenses were 7.0% in the second quarter of fiscal 2004 versus 8.1% in the second quarter of fiscal 2003, and 7.4% in the first twenty-eight weeks of fiscal 2004 compared to 7.8% in the same period of fiscal 2003. In the second quarter of fiscal 2003 the Company recorded approximately $118,000 in expenses related to the Company's litigation with BFBC, LTD and in the first twenty-eight weeks of fiscal 2003 the Company recorded approximately $284,000 for the BFBC, LTD litigation. The Company did not have similar expense in fiscal 2004.

Total interest expense for the second quarter of fiscal 2004 was $1,464,000 compared to $1,690,000 during the same period in fiscal 2003. Total interest expense was $3,523,000 in the first twenty-eight weeks of fiscal 2004 compared to interest expense of $3,994,000 in the same period of fiscal 2003. The decreases were due to lower interest rates and lower debt levels.

During the second quarter of fiscal 2003 the Company recorded a $3,459,000 gain on the collection of a note receivable that had previously been written off. The Company did not have any similar activity in fiscal 2004.

Minority interest in earnings relates to certain related party affiliates that are variable interest entities. The Company holds no direct ownership or voting interest in the VIE's. Minority interest in earnings was $573,000 for the second quarter of fiscal 2004 versus $587,000 in the comparable period in fiscal 2003. Minority interest in earnings was $1,054,000 for the first twenty-eight weeks of fiscal 2004 versus $1,370,000 in the comparable period in fiscal 2003. See Note 2 in the Company's consolidated financial statements for the impact of the variable interest entities on specific income statement categories.

The provision for income taxes was $287,000 for the second quarter of fiscal 2004 versus $256,000 in the comparable period in fiscal 2003. The provision for income taxes was $559,000 for the first twenty-eight weeks of fiscal 2004 versus $597,000 in the comparable period in fiscal 2003. The Company's provision for income taxes includes a significant amount of state tax expense that is based on criteria other than income.

At the end of the second quarter of fiscal 2004 the Company had a valuation reserve against its deferred tax asset resulting in a net deferred tax asset of $8.9 million. Absent a significant and unforeseen change in facts or circumstances, management re-evaluates the realizability of its tax assets in connection with its annual budgeting cycle. Management does not believe there were any significant changes in facts or circumstances through the end of the second quarter of fiscal 2004.






2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Discontinued operations includes all disposed of restaurants and the six current Grady's American Grill restaurants, which at the end of the second quarter the Company expected to sell or close before the end of fiscal 2004. The decision to dispose of these locations reflects the Company's ongoing process of evaluating the performance and cash flows of its various restaurant locations and using the proceeds from the sale of closed restaurants to reduce outstanding debt. The net loss from discontinued operations for the second quarter of fiscal 2004 was $900,000 versus a loss of $4,308,000 in the same period of fiscal 2003. The net loss from discontinued operations for the first twenty-eight weeks of fiscal 2004 was $765,000 versus a loss of $4,071,000 in the same period in fiscal 2003. The fiscal 2004 results include impairment and facility closing expenses of $886,000 versus $4,578,000 in fiscal 2003.

The total restaurant sales from discontinued operations for the second quarter of fiscal 2004 were $2,140,000 versus $4,214,000 in fiscal 2003. The total restaurant sales from discontinued operations for the first twenty-eight weeks of fiscal 2004 were $5,779,000 versus $10,487,000 in the same period in fiscal 2003.

For the second quarter of fiscal 2004, the Company reported net income of $254,000 compared to a net loss of $280,000 for the second quarter of fiscal 2003. For the first twenty-eight weeks of fiscal 2004, the Company reported net income of $532,000 compared to a net loss of $101,000 for the same period in fiscal 2003.

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

Quick Service

The quick service segment of the restaurant industry is a very mature and competitive segment, which is dominated by several national chains. Market share is gained through national media campaigns promoting specific sandwiches, usually at a discounted price. The national chains extend marketing efforts to include nationwide premiums and movie tie-ins. To date in fiscal 2004, other chains in the quick-service restaurant industry, including McDonald's and Wendy's, promotional campaigns and new products have been successful in taking away market share from Burger King. During the second quarter of fiscal 2004 Burger King introduced some appealing new products and had improved promotional campaigns. The Company believes these changes were responsible for the positive same store sales results.

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

During the first twenty-eight weeks of fiscal 2004, the Company continues to experience a deterioration in its Italian Dining division's profitability. The Company has experienced significant competitive intrusion in the markets where it has Italian Dining restaurants. The Company expects the competitive pressures to continue for the remainder of fiscal 2004.

During the first twenty-eight weeks of fiscal 2004, the Grady's American Grill concept was negatively affected by competitive intrusion in the Company's markets and limitations in the Company's ability to efficiently market its restaurants. The Company will continue to consider opportunities to divest under-performing or non-strategic restaurants during fiscal 2004. The Company expects the Grady's American Grill division's operating performance to continue to decline during fiscal 2004.


Income taxes

The Company has recorded a valuation allowance to reduce its deferred tax assets since it is more likely than not that some portion of the deferred assets will not be realized. Management has considered all available evidence both positive and negative, including the Company's historical operating results, estimates of future taxable income and ongoing feasible tax strategies in assessing the need for the valuation allowance. The Company believes the positive evidence includes the historically consistent profitability of its Chili's, Italian Dining and Burger King divisions, and the resolution of substantially all of its bagel-related contingent liabilities. The Company believes the negative evidence includes the persistent negative trends in its Grady's American Grill division and the recent sales declines in its Burger King division. During the first twenty-eight weeks of fiscal 2004, the Company continued to experience unusual uncertainty concerning whether, when and to what extent the recent sales declines in its Burger King division will be reversed. In estimating its deferred tax asset, management used its 2004 operating plan as the basis for a forecast of future taxable earnings. Management did not incorporate growth assumptions and limited the forecast to five years, the period that management believes it can project results that are more likely than not achievable. Absent a significant and unforeseen change in facts or circumstances, management re-evaluates the realizability of its tax assets in connection with its annual budgeting cycle.

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

During the first twenty-eight weeks of 2004, net cash provided by operating activities was $11,144,000 compared to $7,665,000 in fiscal 2003. The increase was mainly due to changes in working capital that provided cash in fiscal 2004 versus changes in working capital that used cash in fiscal 2003.

During the first twenty-eight weeks of fiscal 2004, the Company had $3,929,000 in capital expenditures in connection with the building of one new full service restaurant that opened in the second quarter of fiscal 2004 and the refurbishing of existing restaurants.

During the first twenty-eight weeks of fiscal 2004, the Company had $8,635,000 in proceeds from the sales of property and equipment.

The Company had a net repayment of $12,450,000 under its revolving credit agreement during the first twenty-eight weeks of fiscal 2004. As of May 9, 2004, the Company's revolving credit agreement had an additional $26,504,000 of capacity though not all of that capacity is available for future borrowings due to the applicable financial covenants. The Company's average borrowing rate on May 9, 2004, was 4.22%.

The Company's primary cash requirements in fiscal 2004 will be capital expenditures in connection with the building or acquiring of new restaurants, remodeling of existing restaurants, maintenance expenditures, and the reduction of debt under the Company's debt agreements. During the remainder of fiscal 2004, the Company anticipates opening two full service restaurants. The Company does not plan to build any new quick service restaurants in fiscal 2004. The Company did purchase five existing Burger King restaurants from a franchisee during the third quarter of fiscal 2004 for $1,150,000. The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new restaurants opened, whether the Company owns or leases new units, and the actual expense related to remodeling and maintenance of existing units. While the Company's capital expenditures for fiscal 2004 are expected to range from $10,000,000 to $12,000,000, if the Company has alternative uses or needs for its cash, the Company believes it could reduce such planned expenditures without affecting its current operations. The Company has debt service requirements of approximately $1,474,000 in fiscal 2004, consisting primarily of the principal payments required under its mortgage facility. The Company expects to reduce its borrowings under its revolving credit agreement by $2,000,000 within the next year and therefore has classified $2,000,000 of revolving credit debt as current. The Company had $4,813,000 of current debt related to the consolidation of its variable interest entities, see Note 2.

The Company anticipates that its cash flow from operations, together with the available capacity under its revolving credit agreement as of May 9, 2004, will provide sufficient funds for its operating, capital expenditure, debt service and other requirements through the end of fiscal 2004.

As of May 9, 2004, the Company had a financing package totaling $109,066,000, consisting of a $60,000,000 revolving credit agreement (the "Bank Facility") and a $49,066,000 mortgage facility (the "Mortgage Facility"), as described below.

Item  2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (continued)

The Mortgage Facility currently includes 34 separate mortgage notes, with initial terms of either 15 or 20 years. The notes have fixed rates of interest of either 9.79% or 9.94%. The notes require equal monthly interest and principal payments. The mortgage notes are collateralized by a first mortgage/deed of trust and security agreement on the real estate, improvements and equipment on 19 of the Company's Chili's restaurants (nine of which the Company mortgaged its leasehold interest) and 15 of the Company's Burger King restaurants (three of which the Company mortgaged its leasehold interest). The mortgage notes contain, among other provisions, financial covenants that require the Company to maintain a consolidated fixed charge coverage ratio of at least 1.30 for each of six subsets of the financed properties.

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


The Company's funded debt to consolidated cash flow ratio may not exceed
3.75 through the third quarter of fiscal 2004 and 3.50 by the end of fiscal 2004. The Company's funded debt to consolidated cash flow ratio on May 9, 2004 was 3.33.

If the Company does not maintain the required funded debt to consolidated cash flow ratio that would constitute an event of default under the Bank Facility. The Company would then need to seek waivers from its lenders or amendments to the covenants. If the Company was unable to obtain waivers from its lenders or amendments to the covenants the Company would be in default under the Bank Facility. During continuance of an event of default, the Company would be subject to a post-default interest rate under the Bank Facility that increases the otherwise effective interest rate by 1.50%. In addition to the right to declare all obligations immediately due and payable, the Bank Facility also has additional rights including, among other things, the right to sell any of the collateral securing the Company's obligations under the Bank Facility. In the event the Company's obligations under the Bank
Facility become immediately due and payable the Company does not have sufficient liquidity to satisfy these obligations and it is likely that the Company would be forced to seek protection from its creditors. Such events would also constitute a default under the Company's franchise agreements with Brinker and Burger King Corporation.

Critical Accounting Policies
----------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company's consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and notes thereto. Actual results may differ from these estimates, and such differences may be material to the consolidated financial statements. Management believes that the following significant accounting policies involve a higher degree of judgment or complexity.












Item  2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (continued)


Property and Equipment
-----------------------
Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. The useful lives of the assets are based upon management's expectations for the period of time that the asset will be used for the generation of revenue. Management periodically reviews the assets for changes in circumstances that may impact their useful lives.

Impairment of Long-Lived Assets
--------------------------------
Management periodically reviews property and equipment for impairment using historical cash flows as well as current estimates of future cash flows. This assessment process requires the use of estimates and assumptions that are subject to a high degree of judgment. In addition, at least annually, or as circumstances dictate, management assesses the recoverability of goodwill and other intangible assets which requires assumptions regarding the future cash flows and other factors to determine the fair value of the assets. In determining fair value, the Company relies primarily on discounted cash flow analyses that incorporates an investment horizon of five years and utilizes a risk adjusted discount factor. If these assumptions change in the future, management may be required to record impairment charges for these assets.

Item  2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (continued)

Income taxes
------------
The Company has recorded a valuation allowance to reduce its deferred tax assets since it is more likely than not that some portion of the deferred assets will not be realized. Management has considered all available evidence both positive and negative, including the Company's historical operating results, estimates of future taxable income and ongoing feasible tax strategies in assessing the need for the valuation allowance. In estimating its deferred tax asset, management used its 2004 operating plan as the basis for a forecast of future taxable earnings. Management did not incorporate growth assumptions and limited the forecast to five years, the period that management believes it can project results that are more likely than not achievable. Absent a significant and unforeseen change in facts or circumstances, management re-evaluates the realizability of its tax assets in connection with its annual budgeting cycle.

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

Other estimates
---------------
Management  is  required  to make judgments  and  or  estimates  in  the determination  of  several of the accruals that  are  reflected  in  the consolidated financial statements. Management believes that the following accruals are subject to a higher degree of judgment.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to interest rate risk in connection with its $60.0 million revolving credit facility that provides for interest payable at the LIBOR rate plus a contractual spread. The Company's variable rate borrowings under this revolving credit facility totaled $31.1 million at May 9, 2004. The impact on the Company's annual results of operations of a one-point interest rate change would be approximately $311,000.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5. Other Information

On June 15, 2004 a group of seven shareholders led by Company CEO Daniel
B. Fitzpatrick presented the Board with a proposal to purchase all outstanding shares of common stock owned by the public shareholders. Under the terms of the proposed transaction, the public holders of the outstanding shares of the Company would each receive $2.75 per share in cash in exchange for their shares. The purchase would take the form of a merger in which the Company would survive as a privately held corporation. The group advised the Board that it is not interested in selling its shares to a third party, whether in connection with a sale of the company or otherwise.

In response to the proposal, the Board appointed a special committee of independent directors to evaluate the transaction and make a recommendation to shareholders. It is expected that the committee will retain independent advisors.

The proposed transaction is subject to certain conditions, including the negotiation of definitive agreements, the obtaining of the necessary financing for the merger and the refinancing of the Company's outstanding bank debt, the approval of the Company's franchisors and the approval of the Board of Directors and the shareholders of the Company.


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

                                           Quality Dining, Inc.
                                           (Registrant)


Date:  June 18, 2004                        By: /s/John C. Firth
                                            ----------------------------
                                            Executive Vice President
                                            General Counsel and Secretary
                                           (Principal Financial Officer)
INDEX TO EXHIBITS

Exhibit Number           Description
--------------           ---------------------------------
31.1                 Rule 13a-14(a)/15d-14(a) Certification of Principal
                     Executive Officer

31.2                 Rule 13a-14(a)/15d-14(a) Certification of Principal
                     Executive Officer

32.1                  Section  1350  Certification  of  Chief  Executive
                      Officer

32.2                  Section  1350  Certification  of  Executive   Vice
                      President and General Counsel (Principal Financial
                      Officer)





                                                            EXHIBIT 31.1

                 RULE 13a-14(a)/15d-14(a) CERTIFICATION

I, Daniel B. Fitzpatrick, certify that:

  1.I have reviewed this quarterly report on Form 10-Q of Quality Dining, Inc.;

  2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  4.The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-15(e) and 15d-15(e)) for the registrant and have:

       a.Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       b.Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       c.Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control of financial reporting; and;

  5.The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a.All significant deficiencies or material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       b.Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control or financial reporting; and

Date:June 18, 2004
                                   /s/ Daniel B. Fitzpatrick
                                   ----------------------------
                                   Daniel B. Fitzpatrick
                                   President and Chief Executive
                                   Officer


                                                            EXHIBIT 31.2
                 RULE 13a-14(a)/15d-14(a) CERTIFICATION

I, John C. Firth, certify that:

  1.I have reviewed this quarterly report on Form 10-Q of Quality Dining, Inc.;

  2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  4.The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-15(e) and 15d-15(e)) for the registrant and have:

       a.Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       b.Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       c.Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control of financial reporting; and;

  5.The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a.All significant deficiencies or material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       b.Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control or financial reporting; and

      Date: June 18, 2004
                                   /s/ John C. Firth
                                  -----------------------------------
                                  John C. Firth
                                  Executive Vice President and General
                                  Counsel (Principal Financial Officer)



                                                               EXHIBIT 32.1

                          QUALITY DINING, INC.

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Quality Dining, Inc. (the "Company") on Form 10-Q for the period ending May 9, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel B. Fitzpatrick, Chairman of the Board, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Daniel B. Fitzpatrick
--------------------------
Daniel B. Fitzpatrick
Chairman of the Board, President and
Chief Executive Officer
June 18, 2004


                                                            EXHIBIT 32.2

                          QUALITY DINING, INC.

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Quality Dining, Inc. (the "Company") on Form 10-Q for the period ending May 9, 2004 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), I, John C. Firth, Executive Vice President and General Counsel (Principal Financial Officer) of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ John C. Firth
----------------------
John C. Firth,
Executive Vice President and
General Counsel (Principal Financial Officer)
June 18, 2004