Form 10-Q
period 2004-08-01
QUALITY DINING INC
filed 2004-09-15
CIK 917126

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended August 1, 2004

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

The number of shares of the registrant's common stock outstanding as of September 10, 2004 was 11,596,781.





                          QUALITY DINING, INC.
                      QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTER ENDED AUGUST 1, 2004
                                  INDEX


                                                                Page


PART I  - Financial Information


Item 1.   Consolidated Financial Statements (Unaudited):

          Consolidated Statements of Operations                    3
          Consolidated Balance Sheets                              4
          Consolidated Statements of Cash Flows                    5
          Notes to Consolidated Financial Statements               6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations           18

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk                                                    30

Item 4.   Controls and Procedures                                 30

Part II - Other Information

Item 1.   Legal Proceedings                                       31

Item 2.   Unregistered Sales of Equity Securities and
           Use of Proceeds                                        31

Item 3.   Defaults upon Senior Securities                         31

Item 4.   Submission of Matters to a Vote of Security Holders     31

Item 5.   Other Information                                       31

Item 6.   Exhibits                                                31

Signatures                                                        32


















Part I. FINANCIAL INFORMATION
Item 1. - CONSOLIDATED FINANCIAL STATEMENTS

                          QUALITY DINING, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                (In thousands, except per share amounts)
                                 Twelve Weeks Ended       Forty Weeks Ended
                                 August 1,   August 3,  August 1,   August 3,
                                  2004         2003        2004       2003
Revenues:                        -------      -------   -------     -------
  Burger King                  $  31,561    $  27,851   $90,446   $  87,244
  Chili's Grill & Bar             20,634       19,028    65,787      61,160
  Italian Dining Division          3,581        3,864    12,473      13,671
  Grady's American Grill           1,163        1,288     4,523       4,789
                                 -------      -------   -------     -------
Total revenues                    56,939       52,031   173,229     166,864
                                 -------      -------   -------     -------
Operating expenses:
  Restaurant operating expenses:
    Food and beverage             16,011       13,893    47,867      44,742
    Payroll and benefits          16,237       15,138    50,132      48,768
    Depreciation and amortization  2,153        2,260     7,119       7,620
    Other operating expenses      14,560       13,651    44,977      43,729
Total restaurant operating       -------      -------   -------     -------
  expenses                        48,961       44,942   150,095     144,859
                                 -------      -------   -------     -------
Income from restaurant operations  7,978        7,089    23,134      22,005
  General and administrative       3,675        3,861    12,354      12,841
  Amortization of intangibles         25          100       144         302
                                 -------      -------   -------     -------
Operating income                   4,278        3,128    10,636       8,862
                                 -------      -------   -------     -------
Other income (expense):
  Recovery of note receivable          -            -         -       3,459
  Interest expense                (1,462)      (1,561)   (4,985)     (5,554)
  Loss on sale of property
    and equipment                    (26)         (24)     (101)        (32)
  Minority interest in earnings     (618)        (604)   (1,672)     (1,974)
  Stock purchase expense               -       (1,294)        -      (1,294)
  Other income, net                   15          125       165         872
                                 -------      -------   -------     -------
Total other income(expense),net   (2,091)      (3,358)   (6,593)     (4,523)
                                 -------      -------   -------     -------
Income (loss) from continuing
  operations before income taxes   2,187         (230)    4,043       4,339
Income tax provision                 784          181     1,343         777
Income (loss) from continuing    -------      -------   -------     -------
  operations                       1,403         (411)    2,700       3,562
Income (loss) from discontinued
  operations, net of taxes          (167)         278      (931)     (3,795)
                                 -------      -------   -------     -------
Net income (loss)              $   1,236      $  (133)  $ 1,769     $  (233)
                                 =======      =======   =======     =======

Basic net income (loss) per share:
    Continuing operations           0.14        (0.04)     0.26        0.32
    Discontinued operations        (0.02)        0.03      (.09)      (0.34)
                                 -------      -------   -------     -------
Basic net income (loss) per share  $0.12       $(0.01)    $0.17      $(0.02)
                                 =======      =======   =======     =======

Diluted net income (loss) per share:
    Continuing operations           0.14        (0.04)     0.26        0.32
    Discontinued operations        (0.02)        0.03     (0.09)      (0.34)
                                 -------      -------   -------     -------
Diluted net income (loss)
  per share                        $0.12       $(0.01)    $0.17      $(0.02)
                                 =======      =======   =======     =======
Weighted average shares outstanding:
Basic                             10,163       10,805    10,163      11,142
                                 =======      =======   =======     =======
Diluted                           10,212       10,805    10,212      11,156
                                 =======      =======   =======     =======



See Notes to Consolidated Financial Statements.



                          QUALITY DINING, INC.
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                         (Dollars in thousands)

                                                  August 1,       October 26,
                                                    2004             2003
ASSETS                                             -------          -------
Current assets:
  Cash and cash equivalents                       $  1,692        $   1,724
  Accounts receivable                                1,816            1,723
  Inventories                                        1,838            1,670
  Deferred income taxes                              2,706            2,251
  Assets held for sale                                   9            5,821
  Other current assets                               1,553            2,192
                                                   -------          -------
Total current assets                                 9,614           15,381
                                                   -------          -------
Property and equipment, net                        110,997          112,826
                                                   -------          -------
Other assets:
  Deferred income taxes                              5,631            6,749
  Trademarks, net                                      470            1,285
  Franchise fees and development fees, net           8,429            8,801
  Goodwill                                           7,960            7,960
  Liquor licenses, net                               2,839            2,820
  Other                                              3,551            3,454
                                                   -------          -------
Total other assets                                  28,880           31,069
                                                   -------          -------
Total assets                                      $149,491         $159,276
                                                   =======          =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt               $  9,181         $ 10,055
  Accounts payable                                   4,756            6,182
  Accrued liabilities                               22,623           19,520
                                                   -------          -------
Total current liabilities                           36,560           35,757

Long-term debt                                      73,512           85,335
                                                   -------          -------
Total liabilities                                  110,072          121,092
                                                   -------          -------
Minority interest                                   13,656           14,272

Stockholders' equity:
  Preferred stock, without par value:
    5,000,000 shares authorized; none issued             -                -
  Common stock, without par value: 50,000,000
    shares authorized; 12,955,781 shares issued         28               28
  Additional paid-in capital                       237,402          237,402
  Accumulated deficit                             (204,745)        (206,514)
  Unearned compensation                               (493)            (575)
                                                   -------          -------
                                                    32,192           30,341
  Treasury stock, at cost, 2,508,587 shares         (6,429)          (6,429)
                                                   -------          -------
Total stockholders' equity                          25,763           23,912
                                                   -------          -------
Total liabilities and stockholders' equity        $149,491         $159,276
                                                   =======          =======
See Notes to Consolidated Financial Statements.

                          QUALITY DINING, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                             (In thousands)
                                                     Forty Weeks Ended
                                                      August 1,    August 3,
                                                        2004         2003
                                                       --------    --------
Cash flows from operating activities:
  Net income (loss)                                    $ 1,769     $  (233)
  Loss from discontinued operations                        931       3,795
  Minority interest in earnings                          1,672       1,974
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization of
      property and equipment                             6,752       7,370
    Amortization of other assets                         1,092       1,219
    Loss on sale of property and equipment                 101          32
    Deferred income taxes                                  663           -
    Amortization of unearned compensation                   82          71
    Changes in current assets and current liabilities:
      Net decrease (increase) in current assets            378         356
      Net increase (decrease) in current liabilities       903      (3,398)
                                                       -------     -------
Net cash provided by operating activities               14,343      11,186
                                                       -------     -------
Cash flows from investing activities:
  Purchase of property and equipment                    (7,359)     (7,841)
  Proceeds from the sales of property and equipment      8,637       3,665
  Purchase of other assets                                (727)       (501)
  Other                                                     35         265
                                                       -------     -------
Net cash provided by (used) for investing activities       586      (4,412)
                                                       -------     -------
Cash flows from financing activities:
  Purchase of treasury stock                                 -      (2,806)
  Borrowings of long-term debt                          41,555      42,435
  Repayment of long-term debt                          (54,252)    (43,567)
  Cash distributions to minority interest
    in consolidated partnerships                        (2,288)     (3,719)
                                                       -------     -------
Net cash used by financing activities                  (14,985)     (7,657)
                                                       -------     -------

Cash provided by discontinued operations                    24         797
                                                       -------     -------
Net decrease in cash and cash equivalents                  (32)        (86)
Cash and cash equivalents, beginning of period           1,724       1,174
                                                       -------     -------
Cash and cash equivalents, end of period              $  1,692     $ 1,088
                                                       =======     =======


See Notes to Consolidated Financial Statements.





                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             August 1, 2004
                               (Unaudited)
Note 1:  Description of Business.

Quality Dining, Inc. (the "Company") operates four distinct restaurant concepts. It owns the Grady's American Grill (R) and two Italian Dining concepts and operates Burger King (R) restaurants and Chili's Grill & Bar(R) ("Chili's") as a franchisee of Burger King Corporation and Brinker International, Inc. ("Brinker"), respectively. The Company operates its Italian Dining restaurants under the tradenames of Spageddies Italian Kitchen (R) ("Spageddies"(R)) and Papa Vino's(TM) Italian Kitchen ("Papa Vino's"). The Company operates one of its Grady's American Grill(R) restaurants under the tradename Porterhouse Steaks and Seafood (tm) and one under the tradename Regas Grill (R). As of August 1, 2004, the Company operated 179 restaurants, including 123 Burger Kings, 39 Chili's Grill &
Bar restaurants, six Grady's American Grill restaurants, six Papa
Vino's, three Spageddies, one Regas Grill (R) and one Porterhouse Steaks and Seafood(TM) restaurant.

Note 2:  Summary of Significant Accounting Policies.

Basis of Presentation

During the first quarter of 2004, the Company adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", as revised by the FASB in December 2003 (FIN 46R). As a result of the adoption of this Interpretation, the Company changed its consolidation policy whereby the accompanying consolidated financial statements now include the accounts of Quality Dining, Inc., its wholly owned subsidiaries, and certain related party affiliates that are variable interest entities. Previously, the consolidated financial statements included only the accounts of Quality Dining, Inc. and its wholly owned subsidiaries. Prior periods have been restated to reflect this change.

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

The  assets  of  the  VIE's,  which consist primarily  of  property  and equipment, totaled $17,919,000 and $18,599,000 at August 1, 2004 and October 26, 2003, respectively. The liabilities of the VIE's, which consist primarily of bank debt, totaled $7,268,000 and $7,493,000 at August 1, 2004 and October 26, 2003, respectively. Certain of the assets of the VIE's serve as collateral for the debt obligations. Because certain of these assets were previously recorded as capital leases by the Company, with a resulting lease obligation, the consolidation of the VIE's served to increase total assets as reported by the Company by $13,477,000 and $13,869,000 and total liabilities by $3,921,000 and $3,697,000 at August 1, 2004 and October 26, 2003,
respectively. Additionally, the consolidation of the VIE's increased treasury stock by $2,806,000 at August 1, 2004 and October 26, 2003, as one of the VIE's owns common stock of the Company. The change had no impact on reported net income for the forty weeks ended August 1, 2004 and August 3, 2003. However, the change did decrease weighted average shares outstanding, basic and diluted, for the twelve and forty weeks ending August 1, 2004 and August 3, 2003, because one of the VIE's purchased 1,148,014 shares of the Company's common stock on June 27, 2003.





                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             August 1, 2004
                               (Unaudited)

The following table presents the effect of the consolidation of the VIE's on depreciation and amortization expense, other operating expenses, general and administrative expense, interest expense, other income (expense) and weighted average shares for the twelve weeks and forty weeks ended August 1, 2004 and August 3, 2003:

(In  thousands)                    12-Weeks  Ended        40-Weeks Ended
                                  ----------------     ----------------
                               August 1,  August 3,   August 1, August 3,
                                 2004        2003        2004     2003
                               -------    -------     -------    -------
Depreciation and amortization
  expense                      $ 2,124    $ 2,229     $ 7,027    $ 7,513
Change in consolidation policy      29         31          92        107
                                ------     ------      ------     ------
Consolidated depreciation and
  amortization                 $ 2,153    $ 2,260     $ 7,119    $ 7,620
                                ======     ======      ======     ======

Other operating expenses       $15,174    $14,230     $46,879    $45,544
Change in consolidation policy    (614)      (579)     (1,902)    (1,815)
                                ------     ------      ------     ------
Consolidated other operating
  expenses                     $14,560    $13,651     $44,977    $43,729
                                ======     ======      ======     ======

General and administrative
  expenses                     $ 3,656    $ 3,837     $12,316    $12,774
Change in consolidation policy      19         24          38         67
                                ------     ------      ------     ------
Consolidated general and
Administrative expenses        $ 3,675    $ 3,861     $12,354    $12,841
                                ======     ======      ======     ======

Interest expense               $ 1,514    $ 1,641     $ 5,160    $ 5,847
Change in consolidation policy     (52)       (80)       (175)      (293)
                                ------     ------      ------     ------
Consolidated interest expense  $ 1,462    $ 1,561     $ 4,985    $ 5,554
                                ======     ======      ======     ======

Other income, net              $    15    $   125     $   440    $   832
Change in consolidation policy       -          -        (275)        40
                                ------     ------      ------     ------
Consolidated other income, net $    15    $   125     $   165    $   872
                                ======     ======      ======     ======

Basic net income (loss) per
  share                        $  0.11    $ (0.01)    $  0.16    $ (0.02)
Change in consolidation policy     .01          -        0.01          -
                                ------     ------      ------     ------
Consolidated basic net income
  (loss) per share             $  0.12    $ (0.01)    $  0.17    $ (0.02)
                                ======     ======      ======     ======

Diluted net income (loss)
  per share                    $  0.11    $ (0.01)    $  0.16    $ (0.02)
Change in consolidation policy    0.01          -        0.01          -
                                ------     ------      ------     ------
Consolidated diluted net
  income (loss) per share      $  0.12    $ (0.01)     $ 0.17    $ (0.02)
                                ======     ======       ======    ======



                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             August 1, 2004
                               (Unaudited)
(In  thousands)                    12-Weeks  Ended        40-Weeks Ended
                                 -------------------    ------------------
                                  August 1,  August 3,   August 1, August 3,
                                    2004        2003        2004     2003
                                  -------    -------     -------    -------


Weighted average shares outstanding:
Basic                              11,311     11,311      11,311     11,311
Change  in consolidation policy    (1,148)      (506)     (1,148)      (169)
                                   ------     ------      ------     ------
Consolidated  basic                10,163     10,805      10,163     11,142
                                   ======     ======       ======    ======

Diluted                            11,360     11,311       11,360    11,325
Change  in consolidation policy    (1,148)      (506)     (1,148)      (169)
                                   ------     ------      ------     ------
Consolidated  diluted              10,212     10,805      10,212     11,156
                                   ======     ======      ======     ======


All   significant  intercompany  balances  and  transactions  have  been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the 40-week period ended August 1, 2004 are not necessarily indicative of the results that may be expected for the 53-week year ending October 31, 2004.

These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended October 26, 2003 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

As a result of the adoption of Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company has classified the revenues, expenses and related assets and liabilities of four Grady's American Grill restaurants that were sold in fiscal 2003, one Grady's American Grill restaurant that was sold and one that was closed in fiscal 2004, six Grady's American Grill restaurants that the Company sold and leased back in fiscal 2004 and one Grady's American Grill restaurant that was held for sale at the end of the third quarter of fiscal 2004, as discontinued operations in the accompanying consolidated financial statements.


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

                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             August 1, 2004
                               (Unaudited)

Trademarks - The Company owns the trademarks for its Grady's American Grill, Spageddies Italian Kitchen, Papa Vino's Italian Kitchen, Regas Grill and Porterhouse Steaks and Seafood. During the second quarter of fiscal 2003 the Company recorded an impairment charge of $4,411,000, consisting of a reduction in the net book value of the Grady's American Grill trademark of $2,882,000 and in the net book value of certain fixed assets of $1,529,000. The net book value of the Grady's American Grill trademark was $392,000 as of August 1, 2004. During the second quarter of fiscal 2003 the Company reviewed the useful life of the Grady's American Grill trademark and determined that the remaining useful life should be reduced from 15 years to five years. In determining the fair value of the impaired assets, the Company relied primarily on the discounted cash flow analyses that incorporated an investment horizon of five years and utilized a risk adjusted discount factor.

Below are the gross carrying amount and accumulated amortization of the trademarks, franchise fees and development fees as of August 1, 2004 and October 26, 2003.

Amortized Intangible Assets
---------------------------
(Dollars in thousands)                       As of August 1, 2004
                                        --------------------------------
                                      Gross Carrying   Accumulated      Net
                                         Amount        Amortization    Book
                                                                       Value
Amortized intangible assets:            -------       ----------    ---------
  Trademarks                           $  2,050         $ (1,580)    $    470
  Franchise fees and development fees    14,988           (6,559)       8,429
                                        -------          -------       ------
Total                                  $ 17,038         $ (8,139)    $  8,899
                                        =======          =======      =======

                                            As of October 26, 2003
                                       ---------------------------------

                                      Gross Carrying   Accumulated       Net
                                         Amount        Amortization     Book
                                                                        Value
Amortized intangible assets:            -------        ----------    --------
  Trademarks                           $  2,961          $ (1,676)   $  1,285
  Franchise fees and development fees    14,782            (5,981)      8,801
                                        -------           -------    --------
Total                                  $ 17,743          $ (7,657)   $ 10,086
                                        =======           =======    ========

The Company's intangible asset amortization expense for the forty-week period ended August 1, 2004 was $721,000 compared to $841,000 for the comparable period in fiscal 2003. The estimated annual intangible amortization expense for each of the next five years is as follows:

Year one    $  872,000
Year two    $  872,000
Year three  $  872,000
Year four   $  848,000
Year five   $  768,000



                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             August 1, 2004
                               (Unaudited)

Goodwill - The Company operates four distinct restaurant concepts in the food-service industry. It owns the Grady's American Grill and two Italian Dining concepts and operates Burger King restaurants and Chili's Grill & Bar restaurants as a franchisee of Burger King Corporation and Brinker International, Inc., respectively. The Company has identified each restaurant concept as an operating segment based on management structure and internal reporting. The Company has two operating segments with goodwill - Chili's Grill & Bar and Burger King. The Company had a total of $7,960,000 in goodwill as of August 1, 2004 and
October  26,  2003.   The  Chili's Grill and Bar operating  segment  had
$6,902,000 of goodwill and the Burger King operating segment had $1,058,000 of goodwill.

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

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value method as prescribed by SFAS 123, the Company's net earnings (loss) and net earnings (loss) per share would have been the pro forma amounts indicated below:

                                            Twelve                 Forty
                                          Weeks Ended           Weeks Ended
                                       August 1, August 3,   August 1, August 3,
                                          2004      2003        2004     2003
                                        -------   -------    -------  -------

(In thousands, except per share amounts)
---------------------------------------
Net income (loss), as reported           $1,236    $ (133)    $1,769  $ (233)

Deduct: Total stock option based employee
compensation expense determined by using
the Black-Scholes option pricing model,
net of related tax effects                   (7)       (8)       (23)    (28)
                                          -----     -----      -----   -----
Net income (loss), pro forma             $1,229    $ (141)    $1,746   $(261)
                                          =====     =====      =====    =====

Basic and diluted net income (loss)
  per common share, as reported          $ 0.12   $ (0.01)     $0.17  $(0.02)
                                          =====     =====      =====   =====
Basic and diluted net income (loss)
  per common share, pro forma            $ 0.12   $ (0.01)     $0.17  $(0.02)
                                          =====     =====      =====   =====




                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             August 1, 2004
                               (Unaudited)

Note 3: Acquisitions and Dispositions.

During the first forty weeks of fiscal 2004, the Company received net proceeds of $8,628,000 from the sale of seven Grady's American Grill restaurants. The Company recorded a loss in discontinued operations of $1,094,000 related to the disposal of Grady's restaurants during the first forty weeks of fiscal 2004. Six of the restaurants sold were sale-
leaseback   transactions.     In  each   of   the   six   sale-leaseback
transactions, the Company's lease obligations extend for less than one year.

The Company purchased the operating assets and franchise rights of five existing Burger King restaurants from a Burger King franchisee in the third quarter of fiscal 2004 for $1,150,000. The results of operations for these Burger King restaurants have been included in the consolidated financial statements since June 16, 2004.

During the first forty weeks of fiscal 2003, the Company sold three Grady's American Grill restaurants for net proceeds of $3,041,000. The Company recorded a $4,354,000 loss in discontinued operations related to these sales and impairments in the first forty weeks of fiscal 2003.

As discussed in Note 2, discontinued operations includes the revenues and expenses of the four Grady's American Grill restaurants that were sold in fiscal 2003, the seven restaurants sold and one restaurant closed in the first forty weeks of fiscal 2004 and the one restaurant that was being held for sale as of August 1, 2004. The decision to dispose of the locations reflects the Company's ongoing process of evaluating the performance of the Grady's American Grill restaurants and using the proceeds from dispositions to reduce debt. Assets held for sale includes restaurant equipment totaling $9,000 as of August 1, 2004.


                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             August 1, 2004
                               (Unaudited)

Net income (loss) from discontinued operations for the periods ended August 1, 2004, and August 3, 2003 were made up of the following components:


                                            Twelve              Forty
                                          Weeks Ended         Weeks Ended
                                       August 1, August 3, August1, August 3,
                                          2004      2003      2004    2003
                                         -----     -----     -----   ------
(In thousands, except per share amounts)
----------------------------------------
Revenue discontinued operations         $1,460    $3,084    $7,239   $13,570
Income (loss) discontinued restaurant
  operations                               (63)       62        77       591
Asset impairment and facility closing
  expense                                  (94)      (50)   (1,555)   (4,575)
Gain on sale of property and
  equipment                                  2       275       574       221
                                         -----     -----     -----     -----
Loss before taxes                         (159)      287      (904)   (3,762)
Income tax provision                        (8)       (9)      (27)      (33)
                                         -----     -----     -----     -----
Income (loss) from discontinued
  operations                            $ (167)   $  278    $ (931)  $(3,795)
                                         =====     =====     =====     =====
Basic and diluted income (loss) per
  share from discontinued operations    $(0.02)   $ 0.03    $(0.09)  $ (0.34)
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

As of August 1, 2004, the Company had accrued $4,311,000 for the estimated expense for its self-insured insurance plans. These accruals require management to make significant estimates and assumptions. Actual results could differ from management's estimates.

At August 1, 2004, the Company had commitments aggregating $108,000 for the construction of restaurants.

The Company is involved in various legal proceedings incidental to the conduct of its business, including employment discrimination claims. Based upon currently available information, the Company does not expect that any such proceedings will have a material adverse effect on the Company's financial position or results of operations but there can be no assurance thereof.


                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             August 1, 2004
                               (Unaudited)

Note 5:  Debt Instruments.

As of August 1, 2004, the Company had a financing package totaling $89,066,000, consisting of a $40,000,000 revolving credit agreement (the "Bank Facility") and a $49,066,000 mortgage facility (the "Mortgage Facility"), as described below.

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

The Company was not in compliance with the required consolidated fixed charge coverage ratio for two of the subsets of the financed properties as of October 26, 2003. Both of these subsets were comprised solely of Burger King restaurants and had fixed charge coverage ratios of 1.11 and
1.26 as of October 26, 2003. The Company sought and obtained waivers of these covenant defaults from the mortgage lenders through November 28, 2004. The Company does not expect to be in compliance with these covenants by November 28, 2004. If the Company is not in compliance with these covenants as of November 28, 2004, the Company will most likely seek additional waivers. The Company believes it would be able to obtain such waivers but there can be no assurance thereof. If the Company is unable to obtain such waivers it is contractually entitled to pre-pay the outstanding balances under one or more of the separate mortgage notes such that the remaining properties in the subsets would meet the required ratio. However, any such prepayments would be subject to prepayment premiums and to the Company's ability to maintain its compliance with the financial covenants in its Bank Facility. Alternatively, the Company is contractually entitled to substitute one or more better performing restaurants for under-performing restaurants such that the reconstituted subsets of properties would meet the required ratio. However, any such substitutions would require the consent of the lenders in the Bank Facility. For these reasons, the Company believes that its rights to prepay mortgage notes or substitute properties may be impractical depending on the circumstances existing at the time.

On June 10, 2002, the Company refinanced its Bank Facility with a $60,000,000 revolving credit agreement with JP Morgan Chase Bank, as agent, and four other banks. During the third quarter of fiscal 2004 the Company voluntarily reduced the capacity under the revolving credit agreement to $40,000,000. The Bank Facility is collateralized by the stock of certain subsidiaries of the Company, certain interests in the Company's franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's personal property not pledged in the Mortgage Facility.

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











                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             August 1, 2004
                               (Unaudited)

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



The Company's funded debt to consolidated cash flow ratio may not exceed
3.75 through the third quarter of fiscal 2004 and 3.50 by the end of fiscal 2004. The Company's funded debt to consolidated cash flow ratio on August 1, 2004 was 3.16.

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








                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             August 1, 2004
                               (Unaudited)

Note 6: Net Income Per Share

Basic  net  income (loss) per share is computed by dividing  net  income
(loss) by the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding plus all potential dilutive common shares outstanding. For all years presented, the difference between basic and diluted shares represents options on common stock. For the twelve and forty week periods ended August 1, 2004, 528,843 options were excluded from the diluted earnings per share calculations because to include them would have been anti-dilutive. For the twelve and forty week periods ended August 1, 2003, 575,053 and 581,053 options respectively were excluded from the diluted earnings per share calculations because to include them would have been anti-dilutive.


Note 7:  Other Information

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

In response to the proposal, the Board appointed a special committee of independent directors to evaluate the transaction and make a recommendation to shareholders. The committee has retained independent legal and financial advisors to assist the committee.

The proposed transaction is subject to certain conditions, including the negotiation of definitive agreements, the obtaining of the necessary financing for the merger and the refinancing of the Company's outstanding bank debt, the approval of the Company's franchisors and the approval of the Board of Directors and the shareholders of the Company.
                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             August 1, 2004
                               (Unaudited)

Note 8: Segment Reporting

The Company operates four distinct restaurant concepts in the food-service industry. It owns the Grady's American Grill and two Italian Dining concepts and operates Burger King restaurants and Chili's Grill &
Bar   as   a   franchisee  of  Burger  King  Corporation   and   Brinker
International,  Inc., respectively.   The Company  has  identified  each
restaurant concept as an operating segment based on management structure and internal reporting. For purposes of applying SFAS 131, the Company considers the Grady's American Grill, the two Italian concepts and Chili's Grill & Bar to be similar and has aggregated them into a single reportable operating segment (Full Service). The Company considers the
Burger   King  restaurants  as  a  separate  reportable  segment  (Quick
Service). Summarized financial information concerning the Company's reportable segments is shown in the following table. The "all other"
column is the VIE activity, see Note 2. The "other reconciling items" column includes corporate related items, intercompany eliminations and income and expense not allocated to reportable segments.
                                                           Other
                            Full      Quick       All    Reconciling
(Dollars in thousands)     Service   Service     Other     Items      Total
----------------------------------------------------------------------------
Third quarter fiscal 2004
---------------------------
Revenues                   $25,378   $31,561    $  892    $ (892)  $  56,939
Income from restaurant
  operations                 3,325    4,042        737      (126)      7,978

Operating income (loss)      1,977    1,768        718      (185)      4,278
Interest expense                                                      (1,462)
Other expense                                                           (629)
Income from continuing
  operations before income                                            ------
  taxes                                                             $  2,187
                                                                      ======
Total Assets                72,613    48,214    17,919    10,745    $149,491
Depreciation and
  amortization               1,047     1,030       113       140    $  2,330

Third quarter fiscal 2003
---------------------------
Revenues                   $24,180   $27,851     $  843    $ (843)  $ 52,031
Income from restaurant
  operations                 2,906     3,616        700      (133)     7,089

Operating income (loss)      1,562     1,317        676      (427)     3,128
Interest expense                                                      (1,561)
Other income                                                          (1,797)
Loss from continuing
  operations before income                                            ------
  taxes                                                             $   (230)
                                                                      ======

Total Assets               76,511     49,246     18,855    16,818   $161,430
Depreciation and
  amortization              1,122      1,135        118       238    $ 2,613


                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             August 1, 2004
                               (Unaudited)

                                                           Other
                            Full      Quick       All    Reconciling
(Dollars in thousands)     Service   Service     Other     Items        Total
-----------------------------------------------------------------------------
First forty weeks of fiscal 2004
---------------------------------------
Revenues                   $82,783   $90,446     $2,831   $(2,831)  $173,229
Income from restaurant
  operations                10,890    10,351      2,318      (425)    23,134

Operating income (loss)      6,482     2,796      2,280      (922)    10,636
Interest expense                                                      (4,985)
Other income                                                          (1,608)
Income from continuing
  operations before income                                           -------
  taxes                                                             $  4,043
                                                                     =======

Total Assets                72,613    48,214     17,919    10,745   $149,491
Depreciation and
  amortization               3,560     3,373        373       538   $  7,844

First forty weeks of fiscal 2003
---------------------------------------
Revenues                   $79,620   $87,244     $2,697    (2,697)  $166,864
Income from restaurant
  operations                10,757     9,472      2,216      (440)    22,005

Operating income (loss)      6,205     1,853      2,149    (1,345)     8,862
Interest expense                                                      (5,554)
Other income                                                           1,031
Income from continuing                                               -------
  operations before income
  taxes                                                              $ 4,339
                                                                     =======

Total Assets               76,511     49,246     18,855    16,818   $161,430
Depreciation and
  amortization              3,728      3,847        391       623   $  8,589

















Item  2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

                                      Twelve Weeks Ended   Forty Weeks Ended
                                    August 1,  August 3, August 1,  August 3,
                                      2004       2003      2004       2003
                                     -----      -----     -----      -----
Total revenues                       100.0%     100.0%    100.0%     100.0%

Operating expenses:
  Restaurant operating expenses
    Food and beverage                 28.1       26.7      27.6       26.8
    Payroll and benefits              28.5       29.1      28.9       29.2
    Depreciation and amortization      3.8        4.3       4.1        4.6
    Other operating expenses          25.6       26.3      26.0       26.2
                                     -----      -----     -----      -----
Total restaurant operating expenses   86.0       86.4      86.6       86.8
                                     -----      -----     -----      -----
Income from operations                14.0       13.6      13.4       13.2
                                     -----      -----     -----      -----
  General and administrative           6.5        7.4       7.1        7.7
  Amortization of intangibles            -        0.2       0.1        0.2
                                     -----      -----     -----      -----
Operating income                       7.5        6.0       6.2        5.3
                                     -----      -----     -----      -----
Other income (expense):
  Recovery of note receivable            -          -         -        2.1
  Interest expense                    (2.6)      (3.0)     (2.9)      (3.3)
  Minority interest in earnings       (1.1)      (1.2)     (1.0)      (1.2)
  Stock purchase expense                 -       (2.5)        -       (0.8)
  Other income, net                      -        0.2         -        0.5
                                     -----      -----     -----      -----
Total other income (expense), net     (3.7)      (6.5)     (3.9)      (2.7)
                                      -----     -----     -----      -----
Income (loss) from continuing
  operations before income taxes        3.8      (0.5)      2.3        2.6
Income tax provision                    1.4       0.3       0.8        0.5
                                      -----     -----     -----      -----
Income  (loss) from continuing
  operations                            2.4      (0.8)      1.5        2.1
Income (loss) from discontinued
  operations, net  of  tax             (0.3)      0.5      (0.5)      (2.2)
                                      -----     -----     -----      -----
Net Income (loss)                       2.1%     (0.3)%     1.0%      (0.1)%
                                      ====       ====      ====       ====





Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Restaurant sales for the Company were $56,939,000 for the third quarter of fiscal 2004 versus $52,031,000 for the comparable period in fiscal 2003, an increase of $4,908,000. Restaurant sales for the first forty weeks of fiscal 2004 were $173,229,000 versus $166,864,000 for the comparable period in fiscal 2003, an increase of $6,365,000.

The Company's Burger King restaurant sales were $31,561,000 in the third quarter of fiscal 2004 compared to sales of $27,851,000 in the same period of fiscal 2003, an increase of $3,710,000. The Company had increased revenue of $994,000 from the three new restaurants opened in fiscal 2003 and the five restaurants purchased from a third party in the third quarter of fiscal 2004. The Company's Burger King restaurants had average weekly sales of $21,773 in the third quarter of fiscal 2004 versus $19,825 in the same period in fiscal 2003. Sales at restaurants open for more than one year increased 8.8% in the third quarter of fiscal 2004 when compared to the same period in fiscal 2003. Sales increased $3,202,000 to $90,446,000 for the first forty weeks of fiscal 2004 compared to $87,244,000 for the comparable period in fiscal 2003. The Company had increased revenue of $2,204,000 from the three new restaurants opened in fiscal 2003 and the five restaurants purchased in fiscal 2004. Average weekly sales were $19,027 in the first forty weeks of fiscal 2004 versus $18,802 in the same period in fiscal 2003. Sales at restaurants open for more than one year increased 0.7% in the first forty weeks of fiscal 2004 when compared to the same period in fiscal
2003. During the third quarter of fiscal 2004 Burger King introduced some appealing new products and had improved promotional campaigns. The Company believes these actions were responsible for the positive same store sales results.

The Company's Chili's Grill & Bar restaurant sales increased $1,606,000 to $20,634,000 in the third quarter of fiscal 2004 compared to $19,028,000 in the same period in fiscal 2003. The Company had increased revenue of $1,986,000 from three restaurants opened during fiscal 2003 and two restaurants opened in fiscal 2004. Average weekly sales decreased to $44,760 in the third quarter of fiscal 2004 versus $45,630 in the same period of fiscal 2003. Sales at restaurants open for more than one year decreased 2.0% in the third quarter of fiscal 2004 when compared to the same period in fiscal 2003. Sales for the first forty weeks of fiscal 2004 increased $4,627,000 to $65,787,000 compared to $61,160,000 for the same period in fiscal 2003. The Company had increased revenue of $5,669,000 from three restaurants opened during fiscal 2004 and two restaurants opened in fiscal 2003. The average weekly sales were $43,799 in the first forty weeks of fiscal 2004 versus $44,675 in the same period in fiscal 2003. Sales at restaurants open for more than one year decreased 1.9% in the first forty weeks of fiscal 2004 when compared to the same period in fiscal 2003.

The Company's Italian Dining Division restaurant sales decreased $283,000 to $3,581,000 in the third quarter of fiscal 2004 compared to $3,864,000 in the same period in fiscal 2003. The average weekly sales were $33,154 in the third quarter of fiscal 2004 versus $35,776 in the same period of fiscal 2003. Sales at restaurants open for more than one year decreased 7.3% in the third quarter of fiscal 2004 when compared to the same period in fiscal 2003. Sales for the first forty weeks of fiscal 2004 decreased $1,198,000 to $12,473,000 compared to $13,671,000 for the same period in fiscal 2003. The average weekly sales were $34,647 in the first forty weeks of fiscal 2004 versus $37,976 in the same period in fiscal 2003. Sales at restaurants open for more than one year decreased 9.1% in the first forty weeks of fiscal 2004 when compared to the same period in fiscal 2003. The Company has experienced significant competitive intrusion in the markets where it has Italian Dining restaurants.

Sales in the Company's Grady's American Grill restaurant division were $1,163,000 in the third quarter of fiscal 2004 compared to sales of
$1,288,000 in the same period in fiscal 2003, a decrease of $125,000. The Company sold four units in fiscal 2003, closed one unit in fiscal 2004, sold and leased back six restaurants in fiscal 2004 and had one restaurant classified as held for sale as of August 1, 2004. As required by SFAS 144, the results of operations for these restaurants have been classified as discontinued operations for all periods reported. The remaining three Grady's American Grill restaurants had average weekly sales of $32,306 in the third quarter of fiscal 2004 versus $35,778 in the third quarter of fiscal 2003, a decrease of 9.7%.


Item  2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (continued)


Sales in the Company's Grady's American Grill restaurant division were $4,523,000 in the first forty weeks of fiscal 2004 compared to sales of $4,789,000 in the same period in fiscal 2003, a decrease of $266,000. The remaining three Grady's American Grill restaurants had average weekly sales of $37,692 in the first forty weeks of fiscal 2004 versus $39,908 in the same period of fiscal 2003, a decrease of 5.6%. The Company believes sales declines in its Grady's American Grill division resulted from competitive intrusion and the Company's inability to efficiently market this concept.

Total restaurant operating expenses, as a percentage of restaurant sales, decreased to 86.0% for the third quarter of fiscal 2004 versus 86.4% in the third quarter of fiscal 2003, and decreased to 86.6% in the first forty weeks of fiscal 2004 versus 86.8% in the same period of fiscal 2003. The following factors influenced the operating margins.

Food and beverage costs increased to 28.1% of total revenues in the third quarter of fiscal 2004 compared to 26.7% of total revenues in the same period in fiscal 2003, and 27.6% in the first forty weeks of fiscal 2004 compared to 26.8% in the same period of fiscal 2003. Food and beverage costs have increased in both the full service and quick service segments. The increases are mainly due to higher dairy, poultry and beef costs. The Company expects the cost pressures to persist for the rest of fiscal 2004.

Payroll and benefits were 28.5% of total revenues in the third quarter of fiscal 2004 compared to 29.1% in the same period of fiscal 2003. Payroll and benefits were 28.9% of total revenues in the first forty weeks of fiscal 2004 compared to 29.2% in the same period of fiscal 2003. The Company had lower payroll and benefits expense, as a percentage of sales, in the quick service segment for both the quarter and forty weeks ended August 1, 2004. The improvement was mainly due to the Company's focus on payroll costs and higher average unit volumes. The Company had lower payroll and benefits expense, as a percentage of sales, in the full service segment for both the quarter and forty weeks ended August 1, 2004. The decrease was mainly due to the reduction in the number of Grady's restaurants operated by the Company.

Depreciation and amortization, as a percentage of total revenues, decreased to 3.8% for the third quarter of fiscal 2004 compared to 4.3% in the same period in fiscal 2003. The decrease was mainly due to a $105,000 decrease in depreciation expense in the quick service segment. The decrease was mainly due to certain assets becoming fully depreciated. Depreciation and amortization, as a percentage of total revenues, decreased to 4.1% in the first forty weeks of fiscal 2004 compared to 4.6% in the same period in fiscal 2003. The decrease was mainly due to a $474,000 decrease in depreciation expense in the quick service segment. The decrease was mainly due to certain assets becoming fully depreciated. As disclosed in note 5 to the 2003 Annual Report on Form 10-K, in fiscal 2000 the Company executed a "Franchisee Commitment" pursuant to which it agreed to undertake certain initiatives including capital improvements and other routine maintenance in all of its Burger King restaurants. The Capital Portion of the Franchise Commitment($1,966,000) was originally recorded as a reduction in the cost of the assets acquired. Consequently, the Company has not and will not incur depreciation expense over the useful life of these assets (which range between five and ten years).

Other restaurant operating expenses include rent and utilities, royalties, promotional expense, repairs and maintenance, property taxes and insurance. Other restaurant operating expenses as a percentage of total revenues decreased in the third quarter of fiscal 2004 to 25.6% compared to 26.3% in the same period of fiscal 2003. They decreased to 26.0% in the first forty weeks of fiscal 2004 compared to 26.2% in the same period of fiscal 2003. The Company's other operating expenses, as a percentage of sales, decreased in the third quarter of fiscal 2004, mainly due to the reduction in the number of Grady's American Grill restaurants. The Company participated in the Burger King 2000 and 2001 Early Renewal programs that included a royalty reduction as an incentive to franchisees to renew franchise agreements early. The Company included 39 restaurants in the Early Renewal programs. In the first forty weeks of fiscal 2004 and fiscal 2003 the Company's participation in the Early Renewal program reduced the Company's royalty expense by $305,000 and $218,000, respectively.



Item  2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (continued)

Income from restaurant operations increased $889,000 to $7,978,000, or 14.0% of revenues, in the third quarter of fiscal 2004 compared to $7,089,000, or 13.6% of revenues, in the comparable period of fiscal 2003. Income from restaurant operations in the Company's Quick Service segment increased $426,000 while the Company's Full Service segment increased $419,000 from the prior year. Income from restaurant operations increased $1,129,000 to $23,134,000, or 13.4% of revenues, in the first forty weeks of fiscal 2004 compared to $22,005,000, or 13.2% of revenues, in the comparable period of fiscal 2003. Income from restaurant operations in the Company's Quick Service segment increased $879,000 while the Company's Full Service segment increased $133,000 when compared to the first forty weeks of the prior year.

General and administrative expenses were $3,675,000 in the third quarter of fiscal 2004 compared to $3,861,000 in the third quarter of fiscal 2003 and $12,354,000 in the first forty weeks of fiscal 2004 compared to $12,841,000 in the same period of fiscal 2003. As a percentage of total restaurant sales, general and administrative expenses were 6.5% in the third quarter of fiscal 2004 versus 7.4% in the third quarter of fiscal 2003, and 7.1% in the first forty weeks of fiscal 2004 compared to 7.7% in the same period of fiscal 2003. The Company has had less legal expenses in fiscal 2004 than in fiscal 2003. In the third quarter of fiscal 2003 the Company recorded approximately $2,000 in expenses related to the Company's litigation with BFBC, LTD and in the first forty weeks of fiscal 2003 the Company recorded approximately $286,000 for the BFBC, LTD litigation. The Company did not have similar expense in fiscal 2004. Also, the Company has significantly reduced the number of Grady's restaurants it owns which has enabled the Company to reduce the costs associated with supervising the Grady's concept. The Company had reduced supervisory costs of $51,000 in the third quarter and $126,000 in the first forty weeks of fiscal 2004 compared to the same periods in fiscal 2003.

Total interest expense for the third quarter of fiscal 2004 was $1,462,000 compared to $1,561,000 during the same period in fiscal 2003. Total interest expense was $4,985,000 in the first forty weeks of fiscal 2004 compared to interest expense of $5,554,000 in the same period of fiscal 2003. The decreases were mainly due to lower debt levels.

During the third quarter of fiscal 2003 the Company recorded a $3,459,000 gain on the collection of a note receivable that had previously been written off. The Company did not have any similar activity in fiscal 2004.

Minority interest in earnings pertains to certain related party affiliates that are variable interest entities. The Company holds no direct ownership or voting interest in the VIE's. Minority interest in earnings was $618,000 for the third quarter of fiscal 2004 versus $604,000 in the comparable period in fiscal 2003. Minority interest in earnings was $1,672,000 for the first forty weeks of fiscal 2004 versus $1,974,000 in the comparable period in fiscal 2003. See Note 2 in the Company's consolidated financial statements for the impact of the variable interest entities on specific income statement categories.

The provision for income taxes was $784,000 for the third quarter of fiscal 2004 versus $181,000 in the comparable period in fiscal 2003. The provision for income taxes was $1,343,000 for the first forty weeks of fiscal 2004 versus $777,000 in the comparable period in fiscal 2003. The increase in income tax expense is due to the Company recording $663,000 in federal income tax expense in the first forty weeks of fiscal 2004 versus none in fiscal 2003. At the end of the third quarter of fiscal 2004 the Company had a valuation reserve against its deferred tax asset resulting in a net deferred tax asset of $8.3 million versus a net deferred tax asset of $9.0 million at the end of fiscal 2003. Absent a significant and unforeseen change in facts or circumstances, management re-evaluates the realizability of its tax assets in connection with its annual budgeting cycle. Management does not believe there were any significant changes in facts or circumstances through the end of the third quarter of fiscal 2004.


2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Discontinued operations includes all disposed of restaurants and the six current Grady's American Grill restaurants, which at the end of the third quarter the Company expected to sell or close before the end of fiscal 2004. The decision to dispose of these locations reflects the Company's ongoing process of evaluating the performance and cash flows of its various restaurant locations and using the proceeds from the sale of closed restaurants to reduce outstanding debt. The net loss from discontinued operations for the third quarter of fiscal 2004 was $167,000 versus income of $278,000 in the same period of fiscal 2003. The net loss from discontinued operations for the first forty weeks of fiscal 2004 was $931,000 versus a loss of $3,795,000 in the same period in fiscal 2003. The fiscal 2004 results include impairment and facility closing expenses of $1,555,000 versus $4,575,000 in fiscal 2003.

The total restaurant sales from discontinued operations for the third quarter of fiscal 2004 were $1,460,000 versus $3,084,000 in fiscal 2003. The total restaurant sales from discontinued operations for the first forty weeks of fiscal 2004 were $7,239,000 versus $13,570,000 in the same period in fiscal 2003.

For the third quarter of fiscal 2004, the Company reported net income of $1,236,000 compared to a net loss of $133,000 for the third quarter of fiscal 2003. For the first forty weeks of fiscal 2004, the Company reported net income of $1,769,000 compared to a net loss of $233,000 for the same period in fiscal 2003.

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

Quick Service

The quick service segment of the restaurant industry is a very mature and competitive segment, which is dominated by several national chains. Market share is gained through national media campaigns promoting specific sandwiches, usually at a discounted price. The national chains extend marketing efforts to include nationwide premiums and movie tie-ins. To date in fiscal 2004, other chains in the quick-service restaurant industry, including McDonald's and Wendy's, have conducted promotional campaigns and introduced new products which have been successful in taking market share away from Burger King. During the third quarter of fiscal 2004 Burger King introduced some appealing new products and improved promotional campaigns. The Company believes these changes were responsible for the positive same store sales results during the third quarter of fiscal 2004. The Company does not know if this positive sales momentum will continue in the fourth quarter of fiscal 2004.

Full Service

The full service segment of the restaurant industry is also mature and competitive. This segment has a few national companies that utilize national media efficiently. This segment also has numerous regional and local chains that provide service and products comparable to the national chains but cannot support significant marketing campaigns. The Company operates three restaurant concepts that compete in the full service segment.






 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

During fiscal 2004, the Company has continued to emphasize the operational and marketing initiatives that contributed to the success of its Chili's division in fiscal 2003. While the comparable store sales trends were not as good as the Company had expected, the Company expects steady financial results for the remainder of fiscal 2004.

During fiscal 2004, the Company continues to experience a deterioration in its Italian Dining division's profitability. The Company has experienced significant competitive intrusion in the markets where it has Italian Dining restaurants. The Company expects the competitive pressures to continue for the remainder of fiscal 2004.

During fiscal 2004, the Grady's American Grill concept was negatively affected by competitive intrusion in the Company's markets and limitations in the Company's ability to efficiently market its restaurants. The Company will continue to consider opportunities to divest under-performing or non-strategic restaurants during fiscal 2004. The Company expects the Grady's American Grill division's operating performance to continue to decline during fiscal 2004.


Income taxes

The Company has recorded a valuation allowance to reduce its deferred tax assets since it is more likely than not that some portion of the deferred assets will not be realized. Management has considered all available evidence, both positive and negative, including the Company's historical operating results, estimates of future taxable income and ongoing feasible tax strategies in assessing the need for the valuation allowance. The Company believes the positive evidence includes the historically consistent profitability of its Chili's, Italian Dining and Burger King divisions, and the resolution of substantially all of its bagel-related contingent liabilities. The Company believes the negative evidence includes the persistent negative trends in its Grady's American Grill division and the lack of sales momentum in its Burger King division. During the first forty weeks of fiscal 2004, the Company continued to experience unusual uncertainty concerning whether, when and to what extent the recent lack of sales momentum in its Burger King division will be reversed. In estimating its deferred tax asset, management used its 2004 operating plan as the basis for a forecast of future taxable earnings. Management did not incorporate growth assumptions and limited the forecast to five years, the period that management believes it can project results that are more likely than not achievable. Absent a significant and unforeseen change in facts or circumstances, management re-evaluates the realizability of its tax assets in connection with its annual budgeting cycle.

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

During the first forty weeks of 2004, net cash provided by operating activities was $14,343,000 compared to $11,186,000 in fiscal 2003. The increase was mainly due to changes in working capital that provided cash in fiscal 2004 versus changes in working capital that used cash in fiscal 2003.

During the first forty weeks of fiscal 2004, the Company had $7,359,000 in capital expenditures in connection with the building of two new full service restaurants, the purchase of five existing Burger King restaurants and the refurbishing of existing restaurants.

During the first forty weeks of fiscal 2004, the Company had $8,637,000 in proceeds from the sales of property and equipment.

The Company had a net repayment of $11,250,000 under its revolving credit agreement during the first forty weeks of fiscal 2004. As of August 1, 2004, the Company's revolving credit agreement had an additional $5,670,000 of capacity. The Company's average borrowing rate on August 1, 2004, was 4.36%.

The Company's primary cash requirements in fiscal 2004 will be capital expenditures in connection with the building or acquiring of new restaurants, remodeling of existing restaurants, maintenance expenditures, and the reduction of debt under the Company's debt agreements. The Company plans to open one Burger King restaurant during the fourth quarter of fiscal 2004. The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new restaurants opened, whether the Company owns or leases new units, and the actual expense related to remodeling and maintenance of existing units. The Company's capital expenditures for the remainder of fiscal 2004 are expected to range from $1,000,000 to $2,000,000. If the Company has alternative uses or needs for its cash, the Company believes it could reduce such planned expenditures without affecting its current operations. The Company has debt service requirements of approximately $1,474,000 in fiscal 2004, consisting primarily of the principal payments required under its mortgage facility. The Company expects to reduce its borrowings under its revolving credit agreement by $2,000,000 within the next year and therefore has classified $2,000,000 of revolving credit debt as current. The Company had $4,794,000 of current debt related to the consolidation of its variable interest entities, see
Note 2.

The Company anticipates that its cash flow from operations, together with the available capacity under its revolving credit agreement as of August 1, 2004, will provide sufficient funds for its operating, capital expenditure, debt service and other requirements through the end of fiscal 2004.

As of August 1, 2004, the Company had a financing package totaling $89,066,000, consisting of a $40,000,000 revolving credit agreement (the "Bank Facility") and a $49,066,000 mortgage facility (the "Mortgage Facility"), as described below.

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

On June 10, 2002, the Company refinanced its Bank Facility with a $60,000,000 revolving credit agreement with JP Morgan Chase Bank, as agent, and four other banks. During the third quarter of fiscal 2004 the Company exercised its right to unilaterally reduce the capacity under the revolving credit agreement to $40,000,000. The Bank Facility is collateralized by the stock of certain subsidiaries of the Company, certain interests in the Company's franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's personal property not pledged in the Mortgage Facility.

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


The Company's funded debt to consolidated cash flow ratio may not exceed
3.75 through the third quarter of fiscal 2004 and 3.50 by the end of fiscal 2004. The Company's funded debt to consolidated cash flow ratio on August 1, 2004 was 3.16.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to interest rate risk in connection with its $40.0 million revolving credit facility that provides for interest payable at the LIBOR rate plus a contractual spread. The Company's variable rate borrowings under this revolving credit facility totaled $32.4 million at August 1, 2004. The impact on the Company's annual results of operations of a one-point interest rate change would be approximately $324,000.

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


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

                                           Quality Dining, Inc.
                                           (Registrant)


Date:  September 15, 2004                     By: /s/John C. Firth
                                            ----------------------------
                                            Executive Vice President
                                            General Counsel and Secretary
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

       b.Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       c.Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:September 15, 2004

/s/ Daniel B. Fitzpatrick
    Daniel B. Fitzpatrick
    President and Chief Executive Officer


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

       b.Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       c.Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  5.The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

      Date: September 15, 2004


      /s/ John C. Firth
          John C. Firth
          Executive  Vice  President  and
          General Counsel (Principal Financial Officer)


                                                            EXHIBIT 32.1

                          QUALITY DINING, INC.

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Quality Dining, Inc. (the "Company") on Form 10-Q for the period ending August 1, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel B. Fitzpatrick, Chairman of the Board, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Daniel B. Fitzpatrick
Daniel B. Fitzpatrick
Chairman of the Board, President and
Chief Executive Officer
September 15, 2004




                                     EXHIBIT 32.2

                          QUALITY DINING, INC.

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Quality Dining, Inc. (the "Company") on Form 10-Q for the period ending August 1, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John C. Firth, Executive Vice President and General Counsel (Principal Financial Officer) of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ John C. Firth
John C. Firth,
Executive Vice President and
General Counsel (Principal Financial Officer)
September 15, 2004