Form 10-Q/A
period 2004-02-15
QUALITY DINING INC
filed 2004-09-21
CIK 917126

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A is being filed to adjust the financial statements for the sixteen weeks ended February 15, 2004 contained in Part I,
Item 1 hereof to correct an error in the calculation of the weighted average shares outstanding. The error in the calculation of weighted average shares outstanding did not affect the Company's reported financial position or results of operations including net income but did affect the calculation of basic and diluted net income (loss) per share for the sixteen weeks ended February 15, 2004.

Specifically, the shares of the Company's common stock held by an affiliated real estate entity should have been excluded from the calculation of weighted average shares outstanding in the Company's financial statements for the sixteen weeks ended February 15, 2004. The affiliated real estate entity leases certain Burger King restaurants to the Company and is owned by the Company's Chairman and Chief Executive Officer. Effective October 27, 2003, the Company has retroactively consolidated the affiliated real estate entity pursuant to the guidance in FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", as amended (FIN 46R). The Company appropriately reflected the common stock held by the affiliated real estate entity as treasury stock on its consolidated balance sheets at October 26, 2003 and February 15, 2004.

The Company has adjusted its financial statements for the sixteen weeks ended February 15, 2004 and is filing this Amendment No. 1 to Form 10-Q to reflect the proper weighted average shares outstanding and the resultant net income (loss) per share data. This Quarterly Report on Form 10-Q/A amends and restates Item 1 of Part I of the original Quarterly Report on Form 10-Q. All other Items in Part I and Part II are included in their entirety. Other than the changes to reflect the adjustments, the Company has not updated the information contained herein to reflect events and transactions occurring subsequent to the date of the original Form 10-Q filing on March 31, 2004. All information contained in this amended report is subject to updating and supplementing as provided in the Company's reports filed with the Securities and Exchange Commission subsequent to the date of the original Form 10-Q filing date.

                              QUALITY DINING, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED FEBRUARY 15, 2004
                                      INDEX

                                                                 Page
                                                                 ----
Explanatory Note

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

PART I. FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS

                              QUALITY DINING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     Sixteen Weeks Ended
                                                 February 15,       February 16,
                                                    2004               2003
                                                    ----               ----
                                                 (As Restated
                                                 See Note 1A)

Revenues:
  Burger King                                     $ 32,307           $ 33,941
  Chili's Grill & Bar                               24,807             23,517
  Italian Dining Division                            5,027              5,644
  Grady's American Grill                             1,922              2,042
                                                  --------           --------
Total revenues                                      64,063             65,144
                                                  --------           --------

Operating expenses:
  Restaurant operating expenses:
    Food and beverage                               17,586             17,399
    Payroll and benefits                            18,780             19,336
    Depreciation and amortization                    2,866              3,075
    Other operating expenses                        16,818             17,395
                                                  --------           --------
Total restaurant operating expenses                 56,050             57,205
                                                  --------           --------
Income from restaurant operations                    8,013              7,939
                                                  --------           --------
  General and administrative expense                 5,014              4,936
  Facility closing costs                                54                  5
  Amortization of trademarks                            82                116
                                                  --------           --------
Operating income                                     2,863              2,882
                                                  --------           --------

Other income (expense):
  Interest expense                                  (2,059)            (2,305)
  Loss on sale of property and equipment               (47)               (11)
  Minority interest in earnings                       (480)              (781)
  Other income (expense), net                           86                493
                                                  --------           --------
Total other expense, net                            (2,500)            (2,604)
                                                  --------           --------
Income from continuing operations
  before income tax                                    363                278
Income tax provision                                   272                341
                                                  --------           --------
Income (loss) from continuing operations                91                (63)
Income from discontinued operations,
  net of tax                                           188                242
                                                  --------           --------
Net income                                        $    279           $    179
                                                  ========           ========

Basic net income per share:
    Continuing operations                             0.01                  -
    Discontinued operations                           0.02               0.02
                                                  --------           --------
Basic net income per share                        $   0.03           $   0.02
                                                  ========           ========
Diluted net income per share:
    Continuing operations                             0.01                  -
    Discontinued operations                           0.02               0.02
                                                  --------           --------
Diluted net income per share                      $   0.03           $   0.02
                                                  ========           ========

Weighted average shares outstanding:
Basic                                               10,163             11,311
                                                  ========           ========
Diluted                                             10,195             11,311
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

Note 1A: Restatement of Earnings Per Share

The Company has restated its financial statements for the sixteen weeks ended February 15, 2004 to correct an error in the calculation of weighted average shares outstanding. This error did not affect the Company's reported financial position or results of operations including net income but did affect the calculation of basic and diluted net income (loss) per share for each reporting period.


Specifically, the shares of the Company's common stock held by an affiliated real estate entity should have been excluded from the calculation of weighted average shares outstanding in the Company's financial statements for the sixteen weeks ended February 15, 2004. The affiliated real estate entity leases certain Burger King restaurants to the Company and is owned by the Company's Chairman and Chief Executive Officer. Effective October 27, 2003, the Company has retroactively consolidated the affiliated real estate entity pursuant to the guidance in FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", as amended (FIN 46R). The Company appropriately reflected the common stock held by the affiliated real estate entity as treasury stock on its consolidated balance sheets at October 26, 2003 and February 15, 2004.

The Company has adjusted the amounts previously reported for the sixteen weeks ended February 15, 2004 in Note 2 with respect to the effect of the change in the consolidation policy for adoption of FIN 46 on basic and diluted net income (loss) per share, and the pro forma basic and diluted net income(loss) per share had compensation cost for the Company's stock-based compensation plans been determined based on the fair value method as prescribed by SFAS 123.

The changes are as follows:

Sixteen Weeks Ended February 15, 2004



Reported                                         As Restated       As Previously
                                                --------------     --------------
Basic net income per share:
     Continuing operations                      $         0.01     $         0.00
     Discontinued operations                              0.02               0.02
                                                --------------     --------------
Basic net income per share                      $         0.03     $         0.02
                                                ==============     ==============
Diluted net income per share:
     Continuing operations                      $         0.01     $         0.00
     Discontinued operations                              0.02               0.02
                                                --------------     --------------
Diluted net income per share                    $         0.03     $         0.02
                                                ==============     ==============
Weighted average shares outstanding:
Basic                                               10,163,000         11,311,000
Diluted                                             10,195,000         11,343,000
Basic and diluted net income (loss)
       per share-Change in consolidation
       policy (See Note 2)                      $         0.01     $         0.00
   Basic and diluted net income (loss)
       per common share, SFAS 123 pro
       forma (see Note 2)                       $         0.03     $         0.02

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

The assets of the VIE's, which consist primarily of property and equipment, totaled $18,061,000 and $18,599,000 at February 15, 2004 and October 26, 2003,
respectively. The liabilities of the VIE's, which consist primarily of debt, totaled $7,294,000 and $7,493,000 at February 15, 2004 and October 26, 2003,
respectively. Certain of the assets of the VIE's serve as collateral for the debt obligations. Because certain of these assets were previously recorded as capital leases by the Company, with a resulting lease obligation, the consolidation of the VIE's served to increase total assets as reported by the Company by $13,281,000 and $13,869,000 and total liabilities by $3,513,000 and $3,697,000 at February 15, 2004 and October 26, 2003, respectively. Additionally, the consolidation of the VIE's increased treasury stock by $2,806,000 at February 15, 2004 and October 26, 2003, as one of the VIE's owns common stock of the Company. The change had no impact on reported net income for the sixteen weeks ended February 15, 2004 and February 16, 2003. The change did decrease weighted average shares outstanding, basic and diluted, for the sixteen weeks ending February 15, 2004, because one of the VIE's purchased 1,148,014 shares of the Company's common stock on June 27, 2003.

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 15, 2004
                                   (UNAUDITED)

The following table presents the effect of the consolidation of the VIE's on depreciation and amortization expense, other operating expenses, general and administrative expense, interest expense, other income (expense), earnings per share and weighted average shares outstanding for the sixteen weeks ended February 15, 2004 and February 16, 2003:

                                                 16-Weeks ended     16-Weeks ended
              (In thousands)                    February 15, 2004  February 16, 2003
                                                -----------------  -----------------
                                                (As Restated
                                                See Note 1A)

Depreciation and amortization expense               $  2,833           $  3,030
Change in consolidation policy                            33                 45
                                                    --------           --------
Consolidated depreciation and amortization          $  2,866           $  3,075
                                                    ========           ========

Other operating expenses                            $ 17,533           $ 18,092
Change in consolidation policy                          (715)              (697)
                                                    --------           --------
Consolidated other operating expenses               $ 16,818           $ 17,395
                                                    ========           ========

General and administrative expenses                 $  5,013           $  4,905
Change in consolidation policy                             1                 31
                                                    --------           --------
Consolidated general and administrative
  expense                                           $  5,014           $  4,936
                                                    ========           ========

Interest expense                                    $  2,129           $  2,425
Change in consolidation policy                           (70)              (120)
                                                    --------           --------
Consolidated interest expense                       $  2,059           $  2,305
                                                    ========           ========

Other income (expense)                              $    357           $    453
Change in consolidation policy                          (271)                40
                                                    --------           --------
Consolidated other income (expense)                 $     86           $    493
                                                    ========           ========

Basic earnings per share                            $   0.02           $   0.02
Change in consolidation                                 0.01                  -
                                                    --------           --------
Consolidated basic earnings per share               $   0.03           $   0.02
                                                    ========           ========

Diluted earnings per share                          $   0.02           $   0.02
Change in consolidation                                 0.01                  -
                                                    --------           --------
Consolidated diluted earnings per share             $   0.03           $   0.02
                                                    ========           ========

Weighted Average Shares Outstanding:
Basic                                               $ 11,311           $ 11,311
Change in consolidation policy                        (1,148)                 -
                                                    --------           --------
Consolidated basic                                  $ 10,163           $      -
                                                    ========           ========

Diluted                                             $ 11,343           $131,311
Change in consolidation policy                        (1,148)                 -
                                                    --------           --------
Consolidated diluted                                $ 10,195           $131,311
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

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value method as prescribed by SFAS 123, the Company's net earnings (loss) and net earnings (loss) per share would have been the pro forma amounts indicated below:

                                                            Sixteen Weeks Ended
                                                       February 15,    February 16,
     (In thousands, except per share amounts)             2004            2003
     ----------------------------------------             ----            ----
                                                      (As Restated
                                                      See Note 1A)
Net income, as reported                                   $ 279           $ 179

Deduct: Total stock option based employee
compensation expense determined by using
the Black-Scholes option pricing model,
net of related tax effects                                   (9)            (11)
                                                          -----           -----
Net income, pro forma                                     $ 270           $ 168
                                                          =====           =====

Basic net income per common share, as reported            $0.03           $0.02
                                                          =====           =====
Basic net income per common share, pro forma              $0.03           $0.02
                                                          =====           =====
Diluted net income per common share, as reported          $0.03           $0.02
                                                          =====           =====
Diluted net income per common share, pro forma            $0.03           $0.01
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