Form 10-Q/A
period 2004-05-09
QUALITY DINING INC
filed 2004-09-21
CIK 917126

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





Explanatory Note
------------------
This Quarterly Report on Form 10-Q/A is being filed to adjust the financial statements for the twelve and twenty-eight weeks ended
May 9, 2004 contained in Part I, Item 1 hereof to correct an error in the calculation of the weighted average shares outstanding.
The error in the calculation of weighted average shares outstanding did not affect the Company's reported financial position or results of operations including net income but did affect the calculation of basic and diluted net income (loss) per share for the twelve and twenty-eight weeks ended May 9, 2004.

Specifically, the shares of the Company's common stock held by an affiliated real estate entity should have been excluded from the calculation of weighted average shares outstanding in the Company's financial statements for the twelve and the twenty-eight weeks ended
May 9, 2004.   The affiliated real estate entity leases certain Burger
King restaurants to the Company and is owned by the Company's Chairman and Chief Executive Officer. Effective October 27, 2003, the Company has retroactively consolidated the affiliated real estate entity pursuant to the guidance in FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", as amended (FIN 46R). The Company appropriately reflected the common stock held by the affiliated real estate entity as treasury stock on its consolidated balance sheets at October 26, 2003 and May 9, 2004.

The Company has adjusted its financial statements for the twelve and twenty-eight weeks ended May 9, 2004 and is filing this Amendment No. 1 to Form 10-Q to reflect the proper weighted average shares outstanding and the resultant net income (loss) per share data. This Quarterly
Report on Form 10-Q/A amends and restates Item 1 of Part I of the original Quarterly Report on Form 10-Q. All other Items in Part I and Part II are included in their entirety. Other than the changes to reflect the adjustments, the Company has not updated the information contained herein to reflect events and transactions occurring subsequent to the date of the original Form 10-Q filing on June 18, 2004. All information contained in this amended report is subject to updating and supplementing as provided in the Company's reports filed with the Securities and Exchange Commission subsequent to the date of the original Form 10-Q filing date.






















                          QUALITY DINING, INC.
                      QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED MAY 9, 2004
                                  INDEX


                                                                Page

PART I  - Financial Information


Item 1.   Consolidated Financial Statements (Unaudited):

          Consolidated Statements of Operations                    4
          Consolidated Balance Sheets                              5
          Consolidated Statements of Cash Flows                    6
          Notes to Consolidated Financial Statements               7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations           19

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk                                                    31

Item 4.   Controls and Procedures                                 31

Part II - Other Information

Item 1.   Legal Proceedings                                       32

Item 2.   Changes in Securities                                   32

Item 3.   Defaults upon Senior Securities                         32

Item 4.   Submission of Matters to Vote of Security Holders       32

Item 5.   Other Information                                       32

Item 6.   Exhibits and Reports on Form 8-K                        31

Signatures                                                        32


















Part I. FINANCIAL INFORMATION
Item 1. - CONSOLIDATED FINANCIAL STATEMENTS

                          QUALITY DINING, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                (In thousands, except per share amounts)

                                 Twelve Weeks Ended  Twenty-Eight Weeks Ended
                                     May 9,    May 11,     May 9,     May 11,
                                      2004        2003        2004      2003
                                     -------   -------     -------   -------
                                (As Restated-            (As Restated-
                                 See Note 1A)             See Note 1A)
Revenues:
  Burger King                       $ 26,578  $ 25,452    $ 58,885  $ 59,393
  Chili's Grill & Bar                 20,346    18,616      45,153    42,132
  Italian Dining Division              3,865     4,163       8,892     9,808
  Grady's American Grill               1,437     1,459       3,360     3,501
                                     -------   -------     -------   -------
Total revenues                        52,226    49,690     116,290   114,834
                                     -------   -------     -------   -------
Operating expenses:
  Restaurant operating expenses:
    Food and beverage                 14,270    13,450      31,856    30,850
    Payroll and benefits              15,114    14,293      33,894    33,630
    Depreciation and amortization      2,101     2,288       4,968     5,362
    Other operating expenses          13,605    12,685      30,421    30,077
                                     -------   -------     -------   -------
Total restaurant operating expenses   45,090    42,716     101,139    99,919
                                     -------   -------     -------   -------
Income from restaurant operations      7,136     6,974      15,151    14,915
  General and administrative           3,663     4,041       8,678     8,980
  Amortization of intangibles             37        87         119       203
                                     -------   -------     -------   -------
Operating income                       3,436     2,846       6,354     5,732
                                     -------   -------     -------   -------
Other income (expense):
  Recovery of note receivable              -     3,459           -     3,459
  Interest expense                    (1,464)   (1,690)     (3,523)   (3,994)

  Loss on sale of property
    and equipment                        (28)       (1)        (75)      (10)
  Minority interest in earnings         (573)     (587)     (1,054)   (1,370)
  Other income, net                       70       257         154       750
                                     -------   -------     -------    ------
Total other income (expense), net     (1,995)    1,438      (4,498)   (1,165)
                                     -------   -------     -------    ------
Income from continuing operations
    before income taxes                1,441     4,284       1,856     4,567
Income tax provision                     287       256         559       597
                                     -------   -------     -------    ------
Income from continuing operations      1,154     4,028       1,297     3,970
Loss from discontinued operations       (900)   (4,308)       (765)   (4,071)
                                     -------   -------     -------    ------
Net income (loss)                    $   254   $  (280)    $   532   $  (101)
                                     =======   =======     =======    =======
Basic net income (loss) per share:
    Continuing operations               0.11      0.36        0.13      0.35
    Discontinued operations            (0.09)    (0.38)       (.08)    (0.36)
                                     -------   -------     -------    ------
Basic net income (loss) per share   $   0.02   $ (0.02)      $0.05   $ (0.01)
                                     =======   =======     =======    ======
Diluted net income (loss) per share:
    Continuing operations               0.11      0.36        0.13      0.35
    Discontinued operations            (0.09)    (0.38)      (0.08)    (0.36)
                                     -------   -------     -------    ------
Diluted net income (loss) per share $   0.02   $ (0.02)    $  0.05   $ (0.01)
                                     =======   =======     =======    ======
Weighted average shares outstanding:
Basic                                 10,163    11,311      10,163    11,311
                                     =======   =======     =======   =======
Diluted                               10,189    11,316      10,193    11,327
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





Note 1A: Restatement of Earnings Per Share

The Company has restated its financial statements for the twelve and twenty-eight weeks ended May 9, 2004 to correct an error in the calculation of weighted average shares outstanding. This error did not affect the Company's reported financial position or results of operations including net income but did affect the calculation of basic and diluted net income (loss) per share for each reporting period.

Specifically, the shares of the Company's common stock held by an affiliated real estate entity should have been excluded from the calculation of weighted average shares outstanding in the Company's financial statements for the twelve and the twenty-eight weeks ended May 9, 2004.
The affiliated real estate entity leases certain Burger King restaurants to the Company and isowned by the Company's
Chairman and Chief Executive Officer. Effective October 27, 2003, the Company has retroactively consolidated the affiliated real estate entity pursuant to the guidance in FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", as amended (FIN 46R). The Company appropriately reflected the common stock held by the affiliated real estate entity as treasury stock on its consolidated balance sheets at October 26, 2003 and May 9, 2004.

The Company has adjusted the amounts previously reported for the twenty-eight weeks ended May 9, 2004 in Note 2 with respect to the effect of the change in the consolidation policy for adoption of FIN 46 on basic and diluted net income (loss) per share, and the pro forma basic and diluted net income(loss) per share had compensation cost for the Company's stock-based compensation plans been determined based on the fair value method as prescribed by SFAS 123.
There were no changes in basic or diluted net income (loss)for these items for the twelve weeks ended May 9, 2004.
The changes are as follows:



Twelve Weeks Ended May 9, 2004
----------------------------------------------


                                     As Restated        As Previously
                                                          Reported
                                  --------------        -------------

Basic net income (loss) per share:
    Continuing operations               $  0.11               $  0.10
    Discontinued operations               (0.09)                (0.08)
                                        -------               -------
Basic net income (loss) per share       $  0.02               $  0.02
                                        =======               =======
Diluted net income (loss) per share:
    Continuing operations               $  0.11               $  0.10
    Discontinued operations               (0.09)                (0.08)
                                        -------               -------
Diluted net income (loss) per share     $  0.02               $  0.02
                                        =======               =======
Weighted average shares outstanding:
Basic                                10,163,000            11,311,000
Diluted                              10,189,000            11,337,000

Basic and diluted net income per
  share from discontinued
  operations (See Note 3)               $ (0.09)              $ (0.08)


Twenty-Eight Weeks Ended May 9, 2004
---------------------------------------------

                                     As Restated        As Previously
                                                          Reported
                                  --------------        -------------

Basic net income (loss) per share:
    Continuing operations                $  0.13              $  0.11
    Discontinued operations                (0.08)               (0.07)
                                         -------              -------
Basic net income (loss) per share        $  0.05              $  0.04
                                         =======              =======
Diluted net income (loss) per share:
    Continuing operations                $  0.13              $  0.11
    Discontinued operations                (0.08)               (0.07)
                                         -------              -------
Diluted net income (loss) per share      $  0.05              $  0.04
                                         =======              =======
Weighted average shares outstanding:
Basic                                 10,163,000           11,311,000
Diluted                               10,193,000           11,341,000

Basic and diluted net income (loss)
  per share-Change in consolidation
  policy (See Note 2)                      $0.01                $0.00

Basic and diluted net income (loss)
  Per common share, SFAS 123 pro forma
  (see Note 2)                             $0.05                $0.04





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

The  assets  of  the  VIE's,  which consist primarily  of  property  and equipment,  totaled  $17,873,000 and $18,599,000  at  May  9,  2004  and
October 26, 2003, respectively. The liabilities of the VIE's, which consist primarily of bank debt, totaled $7,263,000 and $7,493,000 at May
9,  2004  and October 26, 2003, respectively.  Certain of the assets  of the VIE's serve as collateral for the debt obligations.  Because certain of  these  assets  were  previously recorded as capital  leases  by  the
Company,  with  a resulting lease obligation, the consolidation  of  the
VIE's served to increase total assets as reported by the Company by $13,291,000 and $13,869,000 and total liabilities by $3,729,000 and
$3,697,000   at   May  9,  2004  and  October  26,  2003,  respectively.
Additionally, the consolidation of the VIE's increased treasury stock by $2,806,000 at May 9, 2004 and October 26, 2003, as one of the VIE's owns common stock of the Company. The change had no impact on reported net income for the twenty-eight weeks ended May 9, 2004 and May 11, 2003.
The change did decrease weighted average shares outstanding, basic and diluted, for the twelve and twenty-eight weeks ending May 9, 2004, because one of the VIE's purchased 1,148,014 shares of the Company's common stock on June 27, 2003.



                           QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               May 9, 2004
                               (Unaudited)


The following table presents the effect of the consolidation of the VIE's on depreciation and amortization expense, other operating expenses, general and administrative expense, interest expense and other income (expense) for the twelve weeks and twenty-eight weeks ended May 9, 2004 and May 11, 2003:

(In thousands)                             12-Weeks Ended      28-Weeks Ended
                                            --------------     --------------
                                        May 9,   May 11,     May  11,  May 9,
                                         2004     2003        2004     2003
                                       -------   -------     -------  -------
                                                          (As Restated
                                                           See Note 1A)


Depreciation and amortization expense  $ 2,070   $ 2,255     $ 4,903  $ 5,285
Change in consolidation policy              31        33          65       77
                                        ------    ------      ------   ------
Consolidated depreciation and
  amortization                         $ 2,101   $ 2,288     $ 4,968  $ 5,362
                                        ======    ======      ======   ======

Other operating expenses               $14,172   $13,223     $31,706  $31,314
Change in consolidation policy            (567)     (538)     (1,285)  (1,237)
                                         ------   ------      ------   ------
Consolidated other operating expenses   $13,605  $12,685     $30,421  $30,077
                                         ======   ======      ======   ======

General and administrative expenses     $ 3,647  $ 4,031     $ 8,660  $ 8,937
Change in consolidation policy               16       10          18       43
                                         ------   ------      ------   ------
Consolidated general and administrative
  Expenses                              $ 3,663  $ 4,041     $ 8,678  $ 8,980
                                         ======   ======      ======   ======

Interest expense                        $ 1,517  $ 1,782     $ 3,646  $ 4,207
Change in consolidation policy              (53)     (92)       (123)    (213)
                                         ------   ------      ------   ------
Consolidated interest expense           $ 1,464  $ 1,690     $ 3,523  $ 3,994
                                         ======   ======      ======   ======

Other income (expense)                  $    70  $   257     $   425  $   710
Change in consolidation policy                -        -        (271)      40
                                         ------   ------      ------   ------
Consolidated other income (expense)     $    70  $   257     $   154  $   750
                                         ======   ======      ======   ======

Basic net income (loss) per share       $  0.02  $ (0.02)    $  0.04  $(0.01)
Change in consolidation policy                -        -        0.01       -
                                         ------   ------      ------   ------
Consolidated basic net income (loss)
  per share                             $  0.02  $ (0.02)    $  0.05  $ (0.01)
                                         ======   ======      ======   ======

Diluted net income (loss) per share     $  0.02  $ (0.02)    $ 0.04   $ (0.01)
Change in consolidation policy                -        -       0.01         -
                                         ------   ------     ------    ------
Consolidated diluted net income (loss)
  per share                             $  0.02  $ (0.02)    $ 0.05   $ (0.01)
                                         ======   ======     ======    ======





Weighted average shares outstanding:

Basic                                    11,311   11,311      11,311   11,311
Change in consolidation policy           (1,148)       -      (1,148)       -
                                         ------   ------      ------   ------
Consolidated basic                       10,163   11,311      10,163   11,311
                                         ======   ======      ======   ======

Diluted                                  11,337   11,316      11,341   11,327
Change in consolidation policy           (1,148)       -      (1,148)       -
                                         ------   ------      ------   ------
Consolidated diluted                     10,189   11,316      10,193   11,327
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

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value method as prescribed by SFAS 123, the Company's net earnings (loss) and net earnings (loss) per share would have been the pro forma amounts indicated below:

                                              Twelve           Twenty-Eight
                                            Weeks Ended         Weeks Ended
                                          May 9,   May 11,    May 9,    May 11,
                                           2004     2003      2004      2003
                                         -------  -------    ------    -------
                                                         (As Restated
                                                          See Note 1A)
(In thousands, except per share amounts)
---------------------------------------
Net income (loss), as reported            $  254   $ (280)   $  532    $  (101)

Deduct: Total stock option based employee
compensation expense determined by using
the Black-Scholes option pricing model,
net of related tax effects                    (7)      (8)      (16)       (19)
                                           -----    -----     -----      -----
Net income (loss), pro forma              $  247   $ (288)   $  516     $ (120)
                                           =====    =====     =====      =====

Basic and diluted net income (loss)
  per common share, as reported           $ 0.02   $(0.02)   $ 0.05     $(0.01)
                                           =====    =====     =====      =====
Basic and diluted net income (loss)
  per common share, pro forma             $ 0.02   $(0.03)   $ 0.05     $(0.01)
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


                          QUALITY DINING, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               May 9, 2004
                               (Unaudited)

Net loss from discontinued operations for the periods ended May 9, 2004, and May 11, 2003 were made up of the following components:


                                                Twelve         Twenty-Eight
                                              Weeks Ended       Weeks Ended
                                             May 9,   May 11,   May 9,   May 11,
                                              2004     2003      2004     2003
                                             -----    -----     -----    -----
                                       (As Restated         (As Restated
                                       See Note 1A)          See Note 1A)


(In thousands, except per share amounts)
----------------------------------------
Revenue discontinued operations            $ 2,140  $ 2,272   $ 5,779  $10,487
Income discontinued restaurant operations       13      273       140      529
Asset impairment and facility closing
  expense                                     (905)  (4,572)     (886)  (4,578)
                                             -----    -----     -----    -----
Loss before taxes                             (892)  (4,299)     (746)  (4,049)
Income tax provision                            (8)      (9)      (19)     (22)
                                             -----    -----     -----    -----
Loss from discontinued operations           $ (900) $(4,308)  $  (765) $(4,071)
                                             =====    =====     =====    =====
Basic and diluted net income per
  share from discontinued operations        $(0.09) $ (0.38)  $ (0.08) $ (0.36)
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

       a.All significant deficiencies or material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       b.Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control or financial reporting; and

Date:September 15, 2004
                                   /s/ Daniel B. Fitzpatrick
                                   ----------------------------
                                   Daniel B. Fitzpatrick
                                   President and Chief Executive
                                   Officer


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

       a.All significant deficiencies or material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       b.Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control or financial reporting; and

      Date: September 15, 2004
                                   /s/ John C. Firth
                                  -----------------------------------
                                  John C. Firth
                                  Executive Vice President and General
                                  Counsel (Principal Financial Officer)



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