Form 10-Q/A
period 2004-02-15
QUALITY DINING INC
filed 2004-12-23
CIK 917126

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A
                               (AMENDMENT NO. 2)

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

EXPLANATORY NOTE

      This Quarterly Report on Form 10-Q/A is being filed to revise the financial statements for the sixteen weeks ended February 15, 2004 and February 16, 2003, contained in Part I, Item 1 hereof to correct an error in the allocation of tax expense (benefit) between continuing operations and discontinued operations. This change did not affect the Company's reported financial position or net income but did affect the Company's income tax provision, net income (loss) from continuing operations and net income (loss) from discontinued operations for the sixteen weeks ended February 15, 2004. The change did not affect the previously reported allocation of basic and diluted net income per share between continuing operations and discontinued operations for the sixteen weeks ended February 15,2004 and February 16, 2003.

      Accordingly, the Company has revised its financial statements for the sixteen weeks ended February 15, 2004 and February 16, 2003, and is filing this Amendment No. 2 to Form 10-Q to reflect the proper income tax provision, income
(loss) from continuing operations, income (loss) from discontinued operations. This Quarterly Report on Form 10-Q/A amends and restates Item 1 of Part I, Item 2 of Part I and Item 4 of Part I of the original Quarterly Report on Form 10-Q. All other Items in Part I and Part II are included in their entirety. Other than the changes to reflect the adjustments and changes made in the Amendment No. 1 to this Form 10-Q, the Company has not updated the information contained herein to reflect events and transactions occurring subsequent to the date of the Form 10-Q filing on March 31, 2004. All information contained in this amended report is subject to updating and supplementing as provided in the Company's reports filed with the Securities and Exchange Commission subsequent to the date of the original Form 10-Q filing date.

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

PART I. FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS

                              QUALITY DINING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     Sixteen Weeks Ended
                                                 February 15,       February 16,
                                                    2004               2003
                                                    ----               ----
                                                 As Restated        As Restated
                                                 (See Notes          (See Notes
                                                   1A & 1B)            1A & 1B)
Revenues:
  Burger King                                     $ 32,307           $ 33,941
  Chili's Grill & Bar                               24,807             23,517
  Italian Dining Division                            5,027              5,644
  Grady's American Grill                             1,922              2,042
                                                  --------           --------
Total revenues                                      64,063             65,144
                                                  --------           --------

Operating expenses:
  Restaurant operating expenses:
    Food and beverage                               17,586             17,399
    Payroll and benefits                            18,780             19,336
    Depreciation and amortization                    2,866              3,075
    Other operating expenses                        16,818             17,395
                                                  --------           --------
Total restaurant operating expenses                 56,050             57,205
                                                  --------           --------
Income from restaurant operations                    8,013              7,939
                                                  --------           --------
  General and administrative expense                 5,014              4,936
  Amortization of trademarks                            82                116
                                                  --------           --------
Operating income                                     2,917              2,887
                                                  --------           --------

Other income (expense):
  Interest expense                                  (2,059)            (2,305)
  Loss on sale of property and equipment               (47)               (11)
  Minority interest in earnings                       (480)              (781)
  Other income (expense), net                           86                493
                                                  --------           --------
Total other expense, net                            (2,500)            (2,604)
                                                  --------           --------
Income from continuing operations
  before income tax                                    417                283
Income tax provision                                   289                310
                                                  --------           --------
Income from continuing operations                      128                (27)
Income from discontinued operations,
  net of tax                                           151                206
                                                  --------           --------
Net income                                        $    279           $    179
                                                  ========           ========

Basic net income per share:
    Continuing operations                             0.01                  -
    Discontinued operations                           0.02               0.02
                                                  --------           --------
Basic net income per share                        $   0.03           $   0.02
                                                  ========           ========
Diluted net income per share:
    Continuing operations                             0.01                  -
    Discontinued operations                           0.02               0.02
                                                  --------           --------
Diluted net income per share                      $   0.03           $   0.02
                                                  ========           ========

Weighted average shares outstanding:
Basic                                               10,163             11,311
                                                  ========           ========
Diluted                                             10,195             11,343
                                                  ========           ========

See Notes to Consolidated Financial Statements.

                              QUALITY DINING, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                   February 15,    October 26,
                                                      2004            2003
                                                      ----            ----
ASSETS
Current assets:
  Cash and cash equivalents                        $   1,244       $   1,724
  Accounts receivable                                  2,137           1,723
  Inventories                                          1,622           1,670
  Deferred income taxes                                2,370           2,251
  Assets held for sale                                 6,841          10,737
  Other current assets                                 1,969           2,192
                                                   ---------       ---------
Total current assets                                  16,183          20,297
                                                   ---------       ---------

Property and equipment, net                          109,310         107,910
                                                   ---------       ---------

Other assets:
  Deferred income taxes                                6,630           6,749
  Trademarks, net                                      1,202           1,285
  Franchise fees and development fees, net             8,570           8,801
  Goodwill                                             7,960           7,960
  Liquor licenses, net                                 2,763           2,820
  Other                                                3,554           3,454
                                                   ---------       ---------
Total other assets                                    30,679          31,069
                                                   ---------       ---------
Total assets                                       $ 156,172       $ 159,276
                                                   =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                $  14,110       $  10,055
  Accounts payable                                     7,047           6,182
  Accrued liabilities                                 21,004          19,520
                                                   ---------       ---------
Total current liabilities                             42,161          35,757

Long-term debt                                        75,919          85,335
                                                   ---------       ---------
Total liabilities                                    118,080         121,092
                                                   ---------       ---------

Minority interest                                     13,868          14,272

Stockholders' equity:
  Preferred stock, without par value:
    5,000,000 shares authorized; none issued               -               -
  Common stock, without par value: 50,000,000
    shares authorized; 12,955,781 and 12,955,781
    shares issued, respectively                           28              28
  Additional paid-in capital                         237,402         237,402
  Accumulated deficit                               (206,235)       (206,514)
  Unearned compensation                                 (542)           (575)
                                                   ---------       ---------
                                                      30,653          30,341
  Treasury stock, at cost, 2,508,587
    and 2,508,587 shares, respectively                (6,429)         (6,429)
                                                   ---------       ---------
Total stockholders' equity                            24,224          23,912
                                                   ---------       ---------
Total liabilities and stockholders' equity         $ 156,172       $ 159,276
                                                   =========       =========

See Notes to Consolidated Financial Statements.

                              QUALITY DINING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                             Sixteen Weeks Ended
                                                          February 15,  February 16,
                                                              2004          2003
                                                          As Restated   As Restated
                                                          -----------   -----------
Cash flows from operating activities:
  Net income                                               $    279      $    179
  Income from discontinued operations                          (151)         (206)
  Minority interest in earnings                                 480           781
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization of
      property and equipment                                  2,776         3,076
    Amortization of other assets                                468           497
    Loss on sale of property and equipment                       47            11
    Amortization of unearned compensation                        33            34
    Changes in current assets and current liabilities:
      Net increase in current assets                           (143)         (440)
      Net increase (decrease) in current liabilities          2,349           (54)
                                                           --------      --------
Net cash provided by operating activities                     6,138         3,878
                                                           --------      --------

Cash flows from investing activities:
  Purchase of property and equipment                         (1,633)       (1,972)
  Proceeds from the sales of property and equipment           1,303             -
  Purchase of other assets                                     (197)         (201)
                                                           --------      --------
Net cash used for investing activities                         (527)       (2,173)
                                                           --------      --------

Cash flows from financing activities:
  Borrowings of long-term debt                               14,875        16,221
  Repayment of long-term debt                               (20,236)      (15,220)
  Cash distributions to minority interest
    in consolidated partnerships                               (884)       (2,946)
                                                           --------      --------
Net cash used by financing activities                        (6,245)       (1,945)
                                                           --------      --------

Cash provided by discontinued operations                        154           351
                                                           --------      --------

Net increase in cash and cash equivalents                      (480)          111
Cash and cash equivalents, beginning of period                1,724         1,174
                                                           --------      --------
Cash and cash equivalents, end of period                   $  1,244      $  1,285
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

The changes are as follows:

Sixteen Weeks Ended February 15, 2004



                                                                   As Previously
                                                 As Restated          Reported
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

Note 1B: Restatement of Tax Expense Benefit

      This Quarterly Report on Form 10-Q/A is being filed to revise the financial statements for the sixteen weeks ended February 15, 2004 and February 16, 2003 contained in Part I, Item 1 hereof to correct an error in the allocation of tax expense (benefit) between continuing operations and discontinued operations related to the closure or sale of certain Grady's American Grill restaurants in fiscal 2004 as discussed in Note 3. This change did not affect the Company's reported financial position or net income but did affect the Company's income tax provision, net income (loss) from continuing operations and net income (loss) from discontinued operations for the sixteen weeks ended February 15, 2004 and February 16, 2003.

      Accordingly, the Company has revised its financial statements for the sixteen weeks ended February 15, 2004 and February 16, 2003 and is filing this Amendment No. 2 to Form 10-Q to reflect the proper income tax provision, income
(loss) from continuing operations, income (loss) from discontinued operations. This Quarterly Report on Form 10-Q/A amends and restates Item 1 of Part I, Item 2 of Part II and Item 4 of Part I of the original Quarterly Report on Form 10-Q. All other Items in Part I and Part II are included in their entirety. Other than the changes to reflect the adjustments and changes made in the Amendment No. 1 to this form 10-Q, the Company has not updated the information contained herein to reflect events and transactions occurring subsequent to the date of the Form 10-Q filing on March 31, 2004. All information contained in this amended report is subject to updating and supplementing as provided in the Company's reports filed with the Securities and Exchange Commission subsequent to the date of the original Form 10-Q filing date.

Sixteen Weeks Ended February 15, 2004

                                                                                  As Previously
                                                                  As Restated        Reported
                                                                  ------------       --------
Income from continuing operations before income tax                 $   417           $  363

Income tax provision                                                    289              272
                                                                    -------           ------
Income (loss) from continuing operations                                128               91
Income from discontinued operations,                                    151              188
                                                                    -------           ------

  net of tax                                                            279              279
                                                                    =======           ======
Net income

Basic net income per share:

  Continuing operations                                                0.01             0.01

  Discontinued operations                                              0.02             0.02
                                                                    -------           ------

Basic net income per share                                             0.03             0.03
                                                                    =======           ======
Diluted net income per share:

  Continuing operations                                                0.01             0.01

  Discontinued operations                                              0.02             0.02
                                                                    -------           ------

Diluted net income per share                                           0.03             0.03
                                                                    =======           ======

Sixteen Weeks Ended February 16, 2003.

                                                                                           As Previously
                                                               As Restated                   Reported
                                                               -----------                   --------
Income from continuing operations before income tax               $ 283                        $ 278

Income tax provision                                                310                          341
                                                                  -----                        -----
Income (loss) from continuing operations                            (27)                        (63)
Income from discontinued operations,                                206                          242
                                                                  -----                        -----

 net of tax                                                         179                          179
                                                                  =====                        =====
Net income

Basic net income per share:

  Continuing operations                                               -                            -

  Discontinued operations                                          0.02                         0.02
                                                                  -----                        -----

Basic net income per share                                         0.02                         0.02
                                                                  =====                        =====
Diluted net income per share:

  Continuing operations                                               -                            -

  Discontinued operations                                           .02                         0.02
                                                                  -----                        -----

Diluted net income per share                                       0.02                         0.02
                                                                  =====                        =====

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

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 15, 2004
                                   (UNAUDITED)

The following table presents the effect of the consolidation of the VIE's on depreciation and amortization expense, other operating expenses, general and administrative expense, interest expense, other income (expense), earnings per share and weighted average shares outstanding for the sixteen weeks ended February 15, 2004 and February 16, 2003:

                                                 16-Weeks ended     16-Weeks ended
              (In thousands)                    February 15, 2004  February 16, 2003
                                                -----------------  -----------------
                                                (As Restated
                                                See Note 1A)

Depreciation and amortization expense               $  2,833           $  3,030
Change in consolidation policy                            33                 45
                                                    --------           --------
Consolidated depreciation and amortization          $  2,866           $  3,075
                                                    ========           ========

Other operating expenses                            $ 17,533           $ 18,092
Change in consolidation policy                          (715)              (697)
                                                    --------           --------
Consolidated other operating expenses               $ 16,818           $ 17,395
                                                    ========           ========

General and administrative expenses                 $  5,013           $  4,905
Change in consolidation policy                             1                 31
                                                    --------           --------
Consolidated general and administrative
  expense                                           $  5,014           $  4,936
                                                    ========           ========

Interest expense                                    $  2,129           $  2,425
Change in consolidation policy                           (70)              (120)
                                                    --------           --------
Consolidated interest expense                       $  2,059           $  2,305
                                                    ========           ========

Other income (expense)                              $    357           $    453
Change in consolidation policy                          (271)                40
                                                    --------           --------
Consolidated other income (expense)                 $     86           $    493
                                                    ========           ========

Basic earnings per share                            $   0.02           $   0.02
Change in consolidation                                 0.01                  -
                                                    --------           --------
Consolidated basic earnings per share               $   0.03           $   0.02
                                                    ========           ========

Diluted earnings per share                          $   0.02           $   0.02
Change in consolidation                                 0.01                  -
                                                    --------           --------
Consolidated diluted earnings per share             $   0.03           $   0.02
                                                    ========           ========

Weighted Average Shares Outstanding:
Basic                                                 11,311             11,311
Change in consolidation policy                        (1,148)                 -
                                                    --------           --------
Consolidated basic                                    10,163                  -
                                                    ========           ========

Diluted                                               11,343            131,343
Change in consolidation policy                        (1,148)                 -
                                                    --------           --------
Consolidated diluted                                  10,195            131,343
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

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 15, 2004
                                   (UNAUDITED)

Net income from discontinued operations for the periods ended February 15, 2004, and February 16, 2003 were made up of the following components:

                                                    Sixteen Weeks Ended
                                              February 15,      February 16,
(In thousands, except per share amounts)         2004               2003
----------------------------------------         ----               ----
                                              As Restated       As Restated
                                             (See Note 1B)     (See Note 1B)
Revenue discontinued operations               $    3,639        $     6,272
Income discontinued
  restaurant operations                              136                268
Gain on sale of assets                                63                  -
                                              ----------        -----------
Income before taxes                                  199                268
Income tax provision                                 (48)               (62)
Income from                                   ----------        -----------
  discontinued operations                     $      151        $       206
                                              ==========        ===========
Basic and diluted net income per
  share from discontinued operations          $     0.02        $      0.02
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

                                                             Other
                              Full      Quick      All     Reconciling
(Dollars in thousands)       Service   Service    Other       Items         Total
----------------------       -------   -------    -----       -----         -----
First quarter fiscal 2004

Revenues                     $31,756   $32,307   $ 1,100    $(1,100)     $  64,063
Income from restaurant
  operations                   4,121     3,175       214        503          8,013

Operating income (loss)        2,381       120       885       (469)     $   2,917
Interest expense                                                            (2,059)
Other income                                                                  (441)
Income from continuing
  operations before income                                               ---------
  taxes                                                                  $     417
                                                                         =========
Total Assets                  77,505    47,363    18,061     13,243      $ 156,172
Depreciation and
  amortization                 1,460     1,360       145        343      $   3,308

First quarter fiscal 2003

Revenues                     $31,203   $33,941   $ 1,053     (1,053)     $  65,144
Income from restaurant
  operations                   4,292     2,968       197        482          7,939

Operating income (loss)        2,516        70       825       (524)     $   2,887
Interest expense                                                            (2,305)
Other income                                                                  (299)
Income from continuing                                                   ---------
  operations before income
  taxes                                                                  $     283
                                                                         =========

Total Assets                  91,200    51,574    16,134     10,760      $ 169,668
Depreciation and
  amortization                 1,498     1,551       157        367      $   3,573

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages which certain items of revenue and expense bear to total revenues.

                                                                       Sixteen weeks Ended
                                                                   February 15,     February 16,
                                                                      2004             2003
                                                                      ----             ----
                                                                  As Restated(1)  As Restated(1)
Total revenues                                                        100.0%          100.0%

Operating expenses:
  Restaurant operating expenses
    Food and beverage                                                  27.4            26.7
    Payroll and benefits                                               29.3            29.7
    Depreciation and amortization                                       4.5             4.7
    Other operating expenses                                           26.3            26.7
                                                                     ------          ------
Total restaurant operating expenses                                    87.5            87.8
                                                                     ------          ------

Income from restaurant operations                                      12.5            12.2
  General and administrative expenses                                   7.8             7.6
  Amortization of intangibles                                           0.1             0.2
  Facility closing costs                                                  -               -
                                                                     ------          ------
 Operating income                                                       4.6             4.4
                                                                     ------          ------
Other income (expense):
  Interest expense                                                     (3.2)           (3.5)
  Loss on sale of property and equipment                               (0.1)              -
  Minority partners interest                                           (0.7)           (1.2)

  Other income, net                                                     0.1             0.7
                                                                     ------          ------
Total other expense, net                                               (3.9)           (4.0)
                                                                     ------          ------
Income from continuing operation before income taxes                    0.7             0.4
Income tax provision                                                    0.5             0.4
                                                                     ------          ------
Income from continuing operations                                       0.2               -
Income from discontinued operations, net of tax                         0.2             0.3
                                                                     ------          ------
Net income                                                              0.4%            0.3%
                                                                     ======          ======


(1) See Note 1B to the unaudited consolidated financial statements.

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

Income tax expense, as restated, of $289,000 was recorded in the first quarter of fiscal 2004 compared to $310,000 in the same period of fiscal 2003.

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

Discontinued operations includes all disposed of restaurants and the nine current Grady's American Grill restaurants which at the end of the first quarter the Company expected to sell before the end of fiscal 2004. The decision to dispose of these locations reflects the Company's ongoing process of evaluating the performance and cash flows of its various restaurant locations and using the proceeds from the sale of closed restaurants to reduce outstanding debt. The net income from discontinued operations, as restated, for the first quarter of fiscal 2004 was $151,000 versus income of $206,000 in fiscal 2003. The total restaurant sales from discontinued operations for fiscal 2004 were $3,639,000 versus $6,272,000 in fiscal 2003.

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

During the first sixteen weeks of 2004, net cash provided by operating activities was $6,138,000 compared to $3,878,000 in fiscal 2003. The increase was mainly due to changes in working capital that provided cash.

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


ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our President and Chief Executive Officer ("CEO") and Principal Financial Officer ("PFO"), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on their evaluation, our CEO and PFO have concluded that these controls and procedures are effective.

(b)  Changes in Internal Control over Financial Reporting

     In the course of the process of closing its accounts for fiscal year 2004, the Company determined that it had not been properly allocating certain federal tax attributes between continuing operations and discontinued operations in the first three fiscal quarters of 2004. After consultation with the Independent Registered Public Accounting Firm of the Company, the accounting for the allocation of federal tax attributes has been corrected on this Form 10-Q/A and the Company has amended its Form 10-Q for the twelve and twenty-eight weeks ended May 9, 2004, and its Form 10Q for the twelve and forty weeks ended August 1, 2004.

     The Company has instituted enhanced internal controls designed to ensure the allocation of tax expense (benefit) between continuing operations and discontinued operations proper by modifying its internal controls over financial reporting applicable to intra-period allocation of tax expense (benefit) to include certain analyses utilized by the Company in its year end closing process. These changes were prompted by a recent discovery that the Company was not properly allocating certain federal tax attributes between continuing operations and discontinued operations. The Company's net earnings and net earnings per share are not affected by this reclassification.

     Except as set forth above, there have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                                Quality Dining, Inc.
                                                (Registrant)

Date: December 23, 2004                         By: /s/John C. Firth
                                                ------------------------------
                                                Executive Vice President
                                                General Counsel and Secretary
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