Form 10-Q/A
period 2004-05-09
QUALITY DINING INC
filed 2004-12-23
CIK 917126

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

                         Yes (X)                No ( )

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ( ) No (X)

The number of shares of the registrant's common stock outstanding as of June 18, 2004 was 11,596,781.

Explanatory Note

This Quarterly Report on Form 10-Q/A is being filed to revise the financial statements for the twelve and twenty-eight weeks ended May 9, 2004 and May 11, 2003 contained in Part I, Item 1 hereof to correct an error in the allocation of tax expense (benefit) between continuing operations and discontinued operations. This change did not affect the Company's reported financial position or net income but did affect the Company's income tax provision, net income (loss) from continuing operations and net income (loss) from discontinued operations for the twelve and twenty-eight weeks ended May 9, 2004 and May 11, 2003. The change also affected the previously reported allocation of basic and diluted net income per share between continuing operations and discontinued operations for the twelve and twenty-eight weeks ended May 9, 2004 and May 11, 2003.

Accordingly, the Company has revised its financial statements for the twelve and twenty-eight weeks ended May 9, 2004 and May 11, 2003 and is filing this Amendment No. 2 to Form 10-Q to reflect the proper income tax provision, income
(loss) from continuing operations, income (loss) from discontinued operations, basic and diluted net income per share from continuing operations and basic and diluted net income per share from discontinued operations. This Quarterly Report on Form 10-Q/A amends and restates Item 1 of Part I, Item 2 of Part I and Item 4 of Part I of the original Quarterly Report on Form 10-Q. All other Items in Part I and Part II are included in their entirety. Other than the changes to reflect the adjustments and changes made in the Amendment No. 1 to this Form 10-Q, the Company has not updated the information contained herein to reflect events and transactions occurring subsequent to the date of the Form 10-Q filing on June 18, 2004. All information contained in this amended report is subject to updating and supplementing as provided in the Company's reports filed with the Securities and Exchange Commission subsequent to the date of the original Form 10-Q filing date.

                              QUALITY DINING, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                        FOR THE QUARTER ENDED MAY 9, 2004
                                      INDEX

                                                                Page
                                                                ----
PART I - Financial Information

Item 1. Consolidated Financial Statements (Unaudited):

        Consolidated Statements of Operations                     4
        Consolidated Balance Sheets                               5
        Consolidated Statements of Cash Flows                     6
        Notes to Consolidated Financial Statements                7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations            22

Item 3. Quantitative and Qualitative Disclosures About Market
        Risk                                                     34

Item 4. Controls and Procedures                                  34

Part II- Other Information

Item 1. Legal Proceedings                                        35

Item 2. Changes in Securities                                    35

Item 3. Defaults upon Senior Securities                          35

Item 4. Submission of Matters to Vote of Security Holders        35

Item 5. Other Information                                        35

Item 6. Exhibits and Reports on Form 8-K                         35

Signatures                                                       36

PART I. FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS

                              QUALITY DINING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                             Twelve Weeks Ended           Twenty-Eight Weeks Ended
                                            May 9,         May 11,          May 9,         May 11,
                                             2004           2003             2004            2003
                                         -----------     -----------     -----------     -----------
                                         As Restated     As Restated     As Restated     As Restated
                                            (See Notes 1A and 1B)           (See Notes 1A and 1B)
Revenues:
  Burger King                            $    26,578     $    25,452     $    58,885     $    59,393
  Chili's Grill & Bar                         20,346          18,616          45,153          42,132
  Italian Dining Division                      3,865           4,163           8,892           9,808
  Grady's American Grill                       1,437           1,459           3,360           3,501
                                         -----------     -----------     -----------     -----------
Total revenues                                52,226          49,690         116,290         114,834
                                         -----------     -----------     -----------     -----------
Operating expenses:
  Restaurant operating expenses:
    Food and beverage                         14,270          13,450          31,856          30,850
    Payroll and benefits                      15,114          14,293          33,894          33,630
    Depreciation and amortization              2,101           2,288           4,968           5,362
    Other operating expenses                  13,605          12,685          30,421          30,077
                                         -----------     -----------     -----------     -----------
Total restaurant operating expenses           45,090          42,716         101,139          99,919
                                         -----------     -----------     -----------     -----------
Income from restaurant operations              7,136           6,974          15,151          14,915
  General and administrative                   3,663           4,041           8,678           8,980
  Amortization of intangibles                     37              87             119             203
                                         -----------     -----------     -----------     -----------
Operating income                               3,436           2,846           6,354           5,732
                                         -----------     -----------     -----------     -----------
Other income (expense):
  Recovery of note receivable                      -           3,459               -           3,459
  Interest expense                            (1,464)         (1,690)         (3,523)         (3,994)
  Loss on sale of property
    and equipment                                (28)             (1)            (75)            (10)
  Minority interest in earnings                 (573)           (587)         (1,054)         (1,370)
  Other income, net                               70             257             154             750
                                         -----------     -----------     -----------     -----------
Total other income (expense), net             (1,995)          1,438          (4,498)         (1,165)
                                         -----------     -----------     -----------     -----------
Income from continuing operations
    before income taxes                        1,441           4,284           1,856           4,567
Income tax provision                             570           1,483             859           1,793
                                         -----------     -----------     -----------     -----------
Income from continuing operations                871           2,801             997           2,774
Loss from discontinued operations               (617)         (3,081)           (465)         (2,875)
                                         -----------     -----------     -----------     -----------
Net income (loss)                        $       254     $      (280)    $       532     $      (101)
                                         ===========     ===========     ===========     ===========
Basic net income (loss) per share:
    Continuing operations                       0.08            0.25            0.10            0.24
    Discontinued operations                    (0.06)          (0.27)           (.05)          (0.25)
                                         -----------     -----------     -----------     -----------
Basic net income (loss) per share        $      0.02     $     (0.02)    $      0.05     $     (0.01)
                                         ===========     ===========     ===========     ===========
Diluted net income (loss) per share:
    Continuing operations                       0.08            0.25            0.10            0.24
    Discontinued operations                    (0.06)          (0.27)          (0.05)          (0.25)
                                         -----------     -----------     -----------     -----------
Diluted net income (loss) per share      $      0.02     $     (0.02)    $      0.05     $     (0.01)
                                         ===========     ===========     ===========     ===========
Weighted average shares outstanding:
Basic                                         10,163          11,311          10,163          11,311
                                         ===========     ===========     ===========     ===========
Diluted                                       10,189          11,316          10,193          11,327
                                         ===========     ===========     ===========     ===========

See Notes to Consolidated Financial Statements.

                              QUALITY DINING, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                       May 9,       October 26,
                                                       2004             2003
                                                    -----------     -----------
ASSETS
Current assets:
  Cash and cash equivalents                         $     1,265     $     1,724
  Accounts receivable                                     1,706           1,723
  Inventories                                             1,823           1,670
  Deferred income taxes                                   2,710           2,251
  Assets held for sale                                       12          10,737
  Other current assets                                    1,769           2,192
                                                    -----------     -----------
Total current assets                                      9,285          20,297
                                                    -----------     -----------
Property and equipment, net                             109,593         107,910
                                                    -----------     -----------
Other assets:
  Deferred income taxes                                   6,207           6,749
  Trademarks, net                                           495           1,285
  Franchise fees and development fees, net                8,440           8,801
  Goodwill                                                7,960           7,960
  Liquor licenses, net                                    2,884           2,820
  Other                                                   3,567           3,454
                                                    -----------     -----------
Total other assets                                       29,553          31,069
                                                    -----------     -----------
Total assets                                        $   148,431     $   159,276
                                                    ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                 $     9,151     $    10,055
  Accounts payable                                        6,717           6,182
  Accrued liabilities                                    21,761          19,520
                                                    -----------     -----------
Total current liabilities                                37,629          35,757

Long-term debt                                           72,638          85,335
                                                    -----------     -----------
Total liabilities                                       110,267         121,092
                                                    -----------     -----------
Minority interest                                        13,662          14,272

Stockholders' equity:
  Preferred stock, without par value:
    5,000,000 shares authorized; none issued                  -               -
  Common stock, without par value: 50,000,000
    shares authorized; 12,955,781 and 12,955,781
    shares issued, respectively                              28              28
  Additional paid-in capital                            237,402         237,402
  Accumulated deficit                                  (205,982)       (206,514)
  Unearned compensation                                    (517)           (575)
                                                    -----------     -----------
                                                         30,931          30,341
  Treasury stock, at cost, 2,508,587
    and 2,508,587 shares, respectively                   (6,429)         (6,429)
                                                    -----------     -----------
Total stockholders' equity                               24,502          23,912
                                                    -----------     -----------
Total liabilities and stockholders' equity          $   148,431     $   159,276
                                                    ===========     ===========

See Notes to Consolidated Financial Statements.

                              QUALITY DINING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                            Twenty-Eight Weeks Ended
                                                              May 9,          May 11,
                                                              2004             2003
                                                           As Restated      As Restated
                                                          ------------     ------------
Cash flows from operating activities:
  Net income (loss)                                       $        532     $       (101)
  Loss from discontinued operations                                465            2,875
  Minority interest in earnings                                  1,054            1,370
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization of
      property and equipment                                     4,739            5,111
    Amortization of other assets                                   775              865
    Loss on sale of property and equipment                          75               10
    Deferred income taxes                                           83                -
    Amortization of unearned compensation                           58               47
    Changes in current assets and current liabilities:
      Net decrease (increase) in current assets                    287             (169)
      Net increase (decrease) in current liabilities             2,136           (3,539)
                                                          ------------     ------------
Net cash provided by operating activities                       10,204            6,469
                                                          ------------     ------------
Cash flows from investing activities:
  Purchase of property and equipment                            (3,929)          (2,698)
  Proceeds from the sales of property and equipment              8,635              581
  Purchase of other assets                                        (472)            (199)
  Other                                                              -              300
                                                          ------------     ------------
Net cash provided by (used) for investing activities             4,234           (2,016)
                                                          ------------     ------------
Cash flows from financing activities:
  Borrowings of long-term debt                                  28,271           31,043
  Repayment of long-term debt                                  (41,872)         (33,705)
  Cash distributions to minority interest
    in consolidated partnerships                                (1,664)          (3,683)
                                                          ------------     ------------
Net cash used by financing activities                          (15,265)          (6,345)
                                                          ------------     ------------
Cash provided by discontinued operations                           368            2,020
                                                          ------------     ------------
Net increase in cash and cash equivalents                         (459)             128
Cash and cash equivalents, beginning of period                   1,724            1,174
                                                          ------------     ------------
Cash and cash equivalents, end of period                  $      1,265     $      1,302
                                                          ============     ============

See Notes to Consolidated Financial Statements.

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   MAY 9, 2004
                                   (UNAUDITED)

Note 1:  Description of Business.

Quality Dining, Inc. (the "Company") operates four distinct restaurant concepts. It owns the Grady's American Grill(R) and two Italian Dining concepts and operates Burger King(R) restaurants and Chili's Grill & Bar(R) ("Chili's") as a franchisee of Burger King Corporation and Brinker International, Inc. ("Brinker"), respectively. The Company operates its Italian Dining restaurants under the tradenames of Spageddies Italian Kitchen(R) ("Spageddies"(R) and Papa Vino's(TM) Italian Kitchen ("Papa Vino's"). The Company operates one of its Grady's American Grill(R) restaurants under the tradename Porterhouse Steaks and Seafood(TM) and one under the tradename Regas Grill(R). As of May 9, 2004, the Company operated 174 restaurants, including 118 Burger Kings, 38 Chili's Grill & Bar restaurants, 7 Grady's American Grill restaurants, six Papa Vino's, three Spageddies, one Regas Grill(R) and one Porterhouse Steak and Seafood restaurant(TM).

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

The changes are as follows:

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   MAY 9, 2004
                                   (UNAUDITED)

Twelve Weeks Ended May 9, 2004

                                                           As Previously
                                         As Restated          Reported
                                        --------------     --------------
Basic net income (loss) per share:
    Continuing operations               $         0.11     $         0.10
    Discontinued operations                      (0.09)             (0.08)
                                        --------------     --------------
Basic net income (loss) per share       $         0.02     $         0.02
                                        ==============     ==============
Diluted net income (loss) per share:
    Continuing operations               $         0.11     $         0.10
    Discontinued operations                      (0.09)             (0.08)
                                        --------------     --------------
Diluted net income (loss) per share     $         0.02     $         0.02
                                        ==============     ==============
Weighted average shares outstanding:
Basic                                       10,163,000         11,311,000
Diluted                                     10,189,000         11,337,000

Basic and diluted net income per
  share from discontinued
  operations (See Note 3)               $        (0.09)    $        (0.08)

Twenty-Eight Weeks Ended May 9, 2004

                                                             As Previously
                                            As Restated         Reported
                                          --------------     --------------
Basic net income (loss) per share:
    Continuing operations                 $         0.13     $         0.11
    Discontinued operations                        (0.08)             (0.07)
                                          --------------     --------------
Basic net income (loss) per share         $         0.05     $         0.04
                                          ==============     ==============
Diluted net income (loss) per share:
    Continuing operations                 $         0.13     $         0.11
    Discontinued operations                        (0.08)             (0.07)
                                          --------------     --------------
Diluted net income (loss) per share       $         0.05     $         0.04
                                          ==============     ==============
Weighted average shares outstanding:
Basic                                         10,163,000         11,311,000
Diluted                                       10,193,000         11,341,000

Basic and diluted net income (loss)
  per share-Change in consolidation
  policy (See Note 2)                     $         0.01     $         0.00

Basic and diluted net income (loss)
  Per common share, SFAS 123 pro forma
  (see Note 2)                            $         0.05     $         0.04

Note 1B: Restatement of Tax Expense (Benefit)

This Quarterly Report on Form 10-Q/A is being filed to revise the financial statements for the twelve and twenty-eight weeks ended May 9, 2004 and May 11, 2003 contained in Part I, Item 1 hereof to correct an error in the allocation of tax expense (benefit) between continuing operations and discontinued operations related to the closure or sale of certain Grady's American Grill restaurants in fiscal 2004 as discussed in Note 3. This change did not affect the Company's reported financial position or net income but did affect the Company's income tax provision, net income (loss) from continuing operations and net income
(loss) from discontinued operations for the twelve and twenty-eight weeks ended May 9, 2004. The change also affected the allocation of basic and diluted net income per share between continuing operations and discontinued operations and basic and diluted net income per share from continuing operations and basic and diluted net income per share from discontinued operations for the twelve and twenty-eight weeks ended May 9, 2004 and May 11, 2003.

Accordingly, the Company has revised its financial statements for the twelve and twenty-eight weeks ended May 9, 2004 and May 11, 2003 and is filing this Amendment No. 2 to Form 10-Q to reflect the proper income tax provision, income
(loss) from continuing operations, income (loss) from discontinued operations, basic and diluted net income per share from continuing operations and basic and diluted net income per share from discontinued operations. This Quarterly Report on Form 10-Q/A amends and restates Item 1 of Part I, Item 2 of Part I and Item 4 of Part I of the original Quarterly Report on Form 10-Q. All other Items in Part I and Part II are included in their entirety. Other than the changes to reflect the adjustments and changes made in the Amendment No. 1 to this Form 10-Q, the Company has not updated the information contained herein to reflect events and transactions occurring subsequent to the date of the Form 10-Q filing on June 18, 2004. All information contained in this amended report is subject to updating and supplementing as provided in the Company's reports filed with the Securities and Exchange Commission subsequent to the date of the original Form 10-Q filing date.

The changes are as follows:

The twelve and twenty-eight weeks ended May 9, 2004

                                                Twelve Weeks Ended                 Twenty-Eight Weeks Ended
                                                            As Previously                         As Previously
                                          As restated          Restated         As restated          Restated
                                         --------------     --------------     --------------     --------------
Income from continuing operations
    before income taxes                           1,441              1,441              1,856              1,856
Income tax provision                                570                287                859                559
                                         --------------     --------------     --------------     --------------
Income from continuing operations                   871              1,154                997              1,297
Loss from discontinued operations                  (617)              (900)              (465)              (765)
                                         --------------     --------------     --------------     --------------
Net income (loss)                        $          254     $          254     $          532     $          532
                                         ==============     ==============     ==============     ==============
Basic net income (loss) per share:
    Continuing operations                          0.08               0.11               0.10               0.13
    Discontinued operations                       (0.06)             (0.09)             (0.05)             (0.08)
                                         --------------     --------------     --------------     --------------
Basic net income (loss) per share        $         0.02     $         0.02     $         0.05     $         0.05
                                         ==============     ==============     ==============     ==============
Diluted net income (loss) per share:
    Continuing operations                          0.08               0.11               0.10               0.13
    Discontinued operations                       (0.06)             (0.09)             (0.05)             (0.08)
                                         --------------     --------------     --------------     --------------
Diluted net income (loss) per share      $         0.02     $         0.02     $         0.05     $         0.05
                                         ==============     ==============     ==============     ==============

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   MAY 9, 2004
                                   (UNAUDITED)

The twelve and twenty-eight weeks ended May 11, 2003

                                               Twelve Weeks Ended                Twenty-Eight Weeks Ended
                                                           As Previously                       As Previously
                                          As restated        Restated         As restated        Restated
                                         -------------     -------------     -------------     -------------
Income from continuing operations
    before income taxes                          4,284             4,284             4,567             4,567
Income tax provision                             1,483               256             1,793               597
                                         -------------     -------------     -------------     -------------
Income from continuing operations                2,801             4,028             2,774             3,970
Loss from discontinued operations               (3,081)           (4,308)           (2,875)           (4,071)
                                         -------------     -------------     -------------     -------------
Net income (loss)                        $        (280)    $        (280)    $        (101)    $        (101)
                                         =============     =============     =============     =============
Basic net income (loss) per share:
    Continuing operations                         0.25              0.36              0.24              0.35
    Discontinued operations                      (0.27)            (0.38)             (.25)            (0.36)
                                         -------------     -------------     -------------     -------------
Basic net income (loss) per share        $       (0.02)    $       (0.02)    $       (0.01)    $       (0.01)
                                         =============     =============     =============     =============
Diluted net income (loss) per share:
    Continuing operations                         0.25              0.36              0.24              0.35
    Discontinued operations                      (0.27)            (0.38)            (0.25)            (0.36)
                                         -------------     -------------     -------------     -------------
Diluted net income (loss) per share      $       (0.02)    $       (0.02)    $       (0.01)    $       (0.01)
                                         =============     =============     =============     =============

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

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   MAY 9, 2004
                                   (UNAUDITED)

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

The following table presents the effect of the consolidation of the VIE's on depreciation and amortization expense, other operating expenses, general and administrative expense, interest expense and other income (expense) for the twelve weeks and twenty-eight weeks ended May 9, 2004 and May 11, 2003:

                                              12-Weeks Ended            28-Weeks Ended
                                           ---------------------     ---------------------
                                            May 9,       May 11,      May 9,       May 11,
(In thousands)                               2004         2003         2004         2003
                                           --------     --------     --------     --------
Depreciation and amortization expense      $  2,070     $  2,255     $  4,903     $  5,285
Change in consolidation policy                   31           33           65           77
                                           --------     --------     --------     --------
Consolidated depreciation and
  amortization                             $  2,101     $  2,288     $  4,968     $  5,362
                                           ========     ========     ========     ========
Other operating expenses                   $ 14,172     $ 13,223     $ 31,706     $ 31,314
Change in consolidation policy                 (567)        (538)      (1,285)      (1,237)
                                           --------     --------     --------     --------
Consolidated other operating expenses      $ 13,605     $ 12,685     $ 30,421     $ 30,077
                                           ========     ========     ========     ========
General and administrative expenses        $  3,647     $  4,031     $  8,660     $  8,937
Change in consolidation policy                   16           10           18           43
                                           --------     --------     --------     --------
Consolidated general and administrative
  Expenses                                 $  3,663     $  4,041     $  8,678     $  8,980
                                           ========     ========     ========     ========
Interest expense                           $  1,517     $  1,782     $  3,646     $  4,207
Change in consolidation policy                  (53)         (92)        (123)        (213)
                                           --------     --------     --------     --------
Consolidated interest expense              $  1,464     $  1,690     $  3,523     $  3,994
                                           ========     ========     ========     ========
Other income (expense)                     $     70     $    257     $    425     $    710
Change in consolidation policy                    -            -         (271)          40
                                           --------     --------     --------     --------
Consolidated other income (expense)        $     70     $    257     $    154     $    750
                                           ========     ========     ========     ========

All significant intercompany balances and transactions have been eliminated.

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

                                                 As of May 9, 2004
                                       --------------------------------------
Amortized Intangible Assets                                             Net
---------------------------            Gross Carrying   Accumulated    Book
(Dollars in thousands)                     Amount       Amortization   Value
                                       --------------   ------------  -------
Amortized intangible assets:
  Trademarks                              $  2,050        $ (1,555)   $   495
  Franchise fees and development fees       14,824          (6,384)     8,440
                                          --------        --------    -------
Total                                     $ 16,874        $ (7,939)   $ 8,935
                                          ========        ========    =======

                                               As of October 26, 2003
                                       --------------------------------------
                                                                        Net
                                       Gross Carrying   Accumulated    Book
                                           Amount       Amortization   Value
                                       --------------   ------------  -------
Amortized intangible assets:
  Trademarks                              $  2,961        $ (1,676)   $ 1,285
  Franchise fees and development fees       14,782          (5,981)     8,801
                                          --------        --------    -------
Total                                     $ 17,743        $ (7,657)   $10,086
                                          ========        ========    =======

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

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value method as prescribed by SFAS 123, the Company's net earnings (loss) and net earnings (loss) per share would have been the pro forma amounts indicated below:

                                                  Twelve             Twenty-Eight
                                                Weeks Ended          Weeks Ended
                                             May 9,    May 11,     May 9,    May 11,
                                              2004      2003        2004      2003
                                            -------    -------    -------    -------
                                                                          As
                                                                       Restated
                                                                     (See Note 1A)
(In thousands, except per share amounts)
---------------------------------------
Net income (loss), as reported              $   254    $  (280)   $   532    $  (101)

Deduct: Total stock option based employee
compensation expense determined by using
the Black-Scholes option pricing model,
net of related tax effects                       (7)        (8)       (16)       (19)
                                            -------    -------    -------    -------
Net income (loss), pro forma                $   247    $  (288)   $   516    $  (120)
                                            =======    =======    =======    =======
Basic and diluted net income (loss)
  per common share, as reported             $  0.02    $ (0.02)   $  0.05    $ (0.01)
                                            =======    =======    =======    =======
Basic and diluted net income (loss)
  per common share, pro forma               $  0.02    $ (0.03)   $  0.05    $ (0.01)
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

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   MAY 9, 2004
                                   (UNAUDITED)

Net loss from discontinued operations for the periods ended May 9, 2004, and May 11, 2003 were made up of the following components:

                                                      Twelve                     Twenty-Eight
                                                   Weeks Ended                   Weeks Ended
                                               May 9,        May 11,         May 9,        May 11,
                                                2004          2003            2004          2003
                                            -----------    -----------    -----------    -----------
                                            As Restated    As Restated    As Restated    As Restated
(In thousands, except per share amounts)        (See Note 1B)                 (See Note 1B)
----------------------------------------
Revenue discontinued operations             $     2,140    $     2,272    $     5,779    $    10,487
Income discontinued restaurant operations            13            273            140            529
Asset impairment and facility closing
  expense                                          (905)        (4,572)          (886)        (4,578)
                                            -----------    -----------    -----------    -----------
Loss before taxes                                  (892)        (4,299)          (746)        (4,049)
Income tax provision                                275          1,218            281          1,174
                                            -----------    -----------    -----------    -----------
Loss from discontinued operations           $      (617)   $    (3,081)   $      (465)   $    (2,875)
                                            ===========    ===========    ===========    ===========
Basic and diluted net income per
  share from discontinued operations        $     (0.06)   $     (0.27)   $     (0.05)   $     (0.25)
                                            ===========    ===========    ===========    ===========

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

                                                                    Other
                               Full       Quick        All       Reconciling
  (Dollars in thousands)      Service    Service      Other          Items         Total
  ----------------------     --------    --------    --------    ------------    --------
Second quarter fiscal 2004

Revenues                     $ 25,648    $ 26,578    $    840      $   (840)     $ 52,226
Income from restaurant
  operations                    3,442       3,133         688          (127)        7,136

Operating income (loss)         2,112         909         672          (257)        3,436
Interest expense                                                                   (1,464)
Other expense                                                                        (531)
Income from continuing
  operations before income                                                       --------
  taxes                                                                          $  1,441
                                                                                 ========
Total Assets                   71,947      46,849      17,873        11,762      $148,431
Depreciation and
  amortization                  1,052         983         115            56      $  2,206

Second quarter fiscal 2003

Revenues                     $ 24,238    $ 25,452    $    800      $   (800)     $ 49,690
Income from restaurant
  operations                    3,561       2,888         658          (133)        6,974

Operating income (loss)         2,128         466         648          (396)     $  2,846
Interest expense                                                                   (1,690)
Other income                                                                        3,128
Income from continuing
  operations before income                                                       --------
  taxes                                                                          $  4,284
                                                                                 ========
Total Assets                   82,904      48,932      15,972        11,465      $159,273
Depreciation and
  amortization                  1,109       1,162         117           275      $  2,663

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   MAY 9, 2004
                                   (UNAUDITED)

                                                                                 Other
                                            Full       Quick        All       Reconciling
         (Dollars in thousands)            Service    Service      Other          Items         Total
         ----------------------           --------    --------    --------    ------------    --------
First twenty-eight weeks of fiscal 2004

Revenues                                  $ 57,405    $ 58,885    $  1,939      $ (1,939)     $116,290
Income from restaurant
  operations                                 7,565       6,309       1,576          (299)       15,151

Operating income (loss)                      4,493       1,028       1,558          (725)        6,354
Interest expense                                                                                (3,523)
Other income                                                                                      (975)
Income from continuing
  operations before income                                                                    --------
  taxes                                                                                       $  1,856
                                                                                              ========
Total Assets                                71,947      46,849      17,873        11,762      $148,431
Depreciation and
  amortization                               2,513       2,343         261           397      $  5,514

First twenty-eight weeks of fiscal 2003

Revenues                                  $ 55,441    $ 59,393    $  1,854        (1,854)     $114,834
Income from restaurant
  operations                                 7,852       5,856       1,516          (309)       14,915

Operating income (loss)                      4,644         536       1,473          (921)        5,732
Interest expense                                                                                (3,994)
Other income                                                                                     2,829
Income from continuing                                                                        --------
  operations before income taxes                                                              $  4,567
                                                                                              ========
Total Assets                                82,904      48,932      15,972        11,465      $159,273
Depreciation and
  amortization                               2,603       2,712         273           718      $  6,306

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages which certain items of revenue and expense bear to total revenues.

                                                 Twelve Weeks Ended       Twenty-Eight Weeks Ended
                                                May 9,        May 11,       May 9,        May 11,
                                                 2004          2003         2004           2003
                                              ---------     ---------     ---------     ---------
                                                    As Restated                 As Restated
                                              (See Note 1B to the unaudited financial statements)
Total revenues                                    100.0%        100.0%        100.0%        100.0%

Operating expenses:
  Restaurant operating expenses
    Food and beverage                              27.3          27.1          27.4          26.8
    Payroll and benefits                           28.9          28.8          29.1          29.3
    Depreciation and amortization                   4.0           4.6           4.3           4.7
    Other operating expenses                       26.1          25.5          26.2          26.2
                                              ---------     ---------     ---------     ---------
Total restaurant operating expenses                86.3          86.0          87.0          87.0
                                              ---------     ---------     ---------     ---------
Income from operations                             13.7          14.0          13.0          13.0
                                              ---------     ---------     ---------     ---------
  General and administrative                        7.0           8.1           7.4           7.8
  Amortization of intangibles                       0.1           0.2           0.1           0.2
                                              ---------     ---------     ---------     ---------
Operating income (loss)                             6.6           5.7           5.5           5.0
                                              ---------     ---------     ---------     ---------
Other income (expense):
  Recovery of note receivable                         -           7.0             -           3.0
  Interest expense                                 (2.8)         (3.4)         (3.0)         (3.5)
  Minority interest in earnings                    (1.1)         (1.2)         (0.9)         (1.2)
  Other income (expense), net                       0.1           0.5             -           0.7
                                              ---------     ---------     ---------     ---------
Total other income (expense), net                  (3.8)          2.9          (3.9)         (1.0)
                                              ---------     ---------     ---------     ---------
Income from continuing operations before
 income taxes                                       2.8           8.6           1.6           4.0
Income tax provision                                1.1           3.0           0.7           1.6
                                              ---------     ---------     ---------     ---------
Income (loss) from continuing operations            1.7           5.6           0.9           2.4
Income (loss) from discontinued operations,
  net of tax                                       (1.2)         (6.2)         (0.4)         (2.5)
                                              ---------     ---------     ---------     ---------
Net Income (loss)                                   0.5%         (0.6)%         0.5%         (0.1)%
                                              =========     =========     =========     =========

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

The Company's Burger King restaurant sales were $26,578,000 in the second quarter of fiscal 2004 compared to sales of $25,452,000 in the same period of fiscal 2003, an increase of $1,126,000. The Company had increased revenue of $532,000 due to additional sales weeks from two new restaurants opened in fiscal 2003. The Company's Burger King restaurants had average weekly sales of $18,770 in the second quarter of fiscal 2004 versus $18,285 in the same period in fiscal 2003. Sales at restaurants open for more than one year increased 2.4% in the second quarter of fiscal 2004 when compared to the same period in fiscal 2003. Sales decreased $508,000 to $58,885,000 for the first twenty-eight weeks of fiscal 2004 compared to $59,393,000 for the comparable period in fiscal 2003. The Company had increased revenue of $1,211,000 due to additional sales weeks from three restaurants opened in fiscal 2003. Average weekly sales were $17,822 in the first twenty-eight weeks of fiscal 2004 versus $18,357 in the same period in fiscal 2003. Sales at restaurants open for more than one year decreased 3.2% in the first twenty-eight weeks of fiscal 2004 when compared to the same period in fiscal 2003. During the second quarter of fiscal 2004 Burger King introduced some appealing new products and had improved promotional campaigns. The Company believes these changes were responsible for the positive same store sales results.

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

Sales in the Company's Grady's American Grill restaurant division were $1,437,000 in the second quarter of fiscal 2004 compared to sales of $1,459,000 in the same period in fiscal 2003, a decrease of $22,000. The Company sold four units in fiscal 2003, closed one unit in fiscal 2004, sold and leased back six restaurants in fiscal 2004 and had one restaurant classified as held for sale as of May 9, 2004. As required by SFAS 144, the results of operations for these restaurants have been classified as discontinued operations for all periods reported. The remaining three Grady's American Grill restaurants had average weekly sales of $39,921 in the second quarter of fiscal 2004 versus $40,528 in the second quarter of fiscal 2003, a decrease of 1.5%. Sales in the Company's Grady's American Grill restaurant division were $3,360,000 in the first twenty-eight weeks of fiscal 2004 compared to sales of $3,501,000 in the same period in fiscal 2003, a decrease of $141,000. The remaining three Grady's American Grill restaurants had average weekly sales of $39,995 in the first twenty-eight weeks of fiscal 2004 versus $41,679 in the same period of fiscal 2003, a decrease of 4.0%. The Company believes sales declines in its Grady's American Grill division resulted from competitive intrusion and the Company's inability to efficiently market this concept.

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

Total restaurant operating expenses, as a percentage of restaurant sales, increased to 86.3% for the second quarter of fiscal 2004 versus 86.0% in the second quarter of fiscal 2003, and was consistent at 87.0% in the first twenty-eight weeks of fiscal 2004 versus fiscal 2003. The following factors influenced the operating margins.

Food and beverage costs increased to 27.3% of total revenues in the second quarter of fiscal 2004 compared to 27.1% of total revenues in the same period in fiscal 2003, and 27.4% in the first twenty-eight weeks of fiscal 2004 compared to 26.8% in the same period of fiscal 2003. Food and beverage costs have increased in both the full service and quick service segment. The increases are mainly due to higher dairy and beef costs. The Company expects the cost pressures to persist for the rest of fiscal 2004.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Income from restaurant operations increased $162,000 to $7,136,000, or 13.7% of revenues, in the second quarter of fiscal 2004 compared to $6,974,000, or 14.0% of revenues, in the comparable period of fiscal 2003. Income from restaurant operations in the Company's Quick Service segment decreased $119,000 while the Company's Full Service segment increased $236,000 from the prior year. Income from restaurant operations increased $236,000 to $15,151,000, or 13.0% of revenues, in the first twenty-eight weeks of fiscal 2004 compared to $14,915,000, or 13.0% of revenues, in the comparable period of fiscal 2003. Income from restaurant operations in the Company's Quick Service segment decreased $287,000 while the Company's Full Service segment increased $453,000 when compared to the first twenty-eight weeks of the prior year.

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

The provision for income taxes, as restated, was $570,000 for the second quarter of fiscal 2004 versus $1,483,000 in the comparable period in fiscal 2003. The provision for income taxes, as restated, was $859,000 for the first twenty-eight weeks of fiscal 2004 versus $1,793,000 in the comparable period in fiscal 2003. The decrease is mainly due to lower income from continuing operations.

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

2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discontinued operations includes all disposed of restaurants and the six current Grady's American Grill restaurants, which at the end of the second quarter the Company expected to sell or close before the end of fiscal 2004. The decision to dispose of these locations reflects the Company's ongoing process of evaluating the performance and cash flows of its various restaurant locations and using the proceeds from the sale of closed restaurants to reduce outstanding debt. The net loss from discontinued operations, as restated, for the second quarter of fiscal 2004 was $617,000 versus a loss of $3,081,000 in the same period of fiscal 2003. The net loss from discontinued operations, as restated, for the first twenty-eight weeks of fiscal 2004 was $465,000 versus a loss of $2,875,000 in the same period in fiscal 2003. The fiscal 2004 results include impairment and facility closing expenses of $886,000 versus $4,578,000 in fiscal 2003.

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

During the first twenty-eight weeks of 2004, net cash provided by operating activities was $10,204,000 compared to $6,469,000 in fiscal 2003. The increase was mainly due to changes in working capital that provided cash in fiscal 2004 versus changes in working capital that used cash in fiscal 2003.

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

(b) Changes in Internal Control over Financial Reporting

In the course of the process of closing its accounts for fiscal year 2004, the Company determined that it had not been properly allocating certain federal tax attributes between continuing operations and discontinued operations in the first three fiscal quarters of 2004. After consultation with the Independent Registered Public Accounting Firm of the Company, the accounting for the allocation of federal tax attributes has been corrected on this Form 10-Q/A and the Company has amended its Form 10-Q for the sixteen weeks ended February 15, 2004, and its Form 10-Q for the twelve and forty weeks ended August 1, 2004. The Company's previously reported net income and income per share are not affected by this reclassification.

The Company has instituted enhanced internal controls designed to ensure the intraperiod allocation of tax expense (benefit) between continuing operations and discontinued operations conforms to US Generally Accepted Accounting Principles . Such enhancements will generally conform quarterly procedures to those utilized by the Company in its year end closing process.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On June 15, 2004 a group of five shareholders led by Company CEO Daniel B. Fitzpatrick ("Fitzpatrick Group") presented the Board with a proposal to purchase all outstanding shares of common stock owned by the public shareholders. Under the terms of the proposed transaction, the public holders of the outstanding shares of the Company would each receive $2.75 in cash in exchange for each of their shares. The purchase would take the form of a merger in which the Company would survive as a privately held corporation. The Fitzpatrick Group advised the Board that it was not interested in selling its shares to a third party, whether in connection with a sale of the company or otherwise.

On October 13, 2004, the special committee of independent directors established by the Company's Board approved in principle, by a vote of three to one, a transaction by which the Fitzpatrick Group would purchase all outstanding shares of common stock owned by the public shareholders. Under the terms of the proposed transaction, the public holders of the outstanding shares of Quality Dining would receive $3.20 in cash in exchange for each of their shares.

On November 9, 2004, the Company entered into a definitive merger agreement with a newly-formed entity owned by the Fitzpatrick Group. Under the terms of the agreement, the public shareholders will receive $3.20 in cash in exchange for each of their shares. Following the merger, the Company's common stock will no longer be traded on NASDAQ or registered with the Securities and Exchange Commission. The Fitzpatrick Group has agreed to vote their shares for and against approval of the transaction in the same proportion as the votes cast by all other shareholders voting at the special meeting to be held to vote on the transaction. The agreement provides that if the shareholders do not approve the transaction, the Company will reimburse the Fitzpatrick Group for its reasonable out-of-pocket expenses not to exceed $750,000. The agreement is subject to customary conditions, including, financing and the approval of the Company's shareholders and Franchisors.

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

                                            Quality Dining, Inc.
                                            (Registrant)

Date: December 23, 2004                     By: /s/John C. Firth
                                            ------------------------------
                                            Executive Vice President
                                            General Counsel and Secretary
                                            (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number                            Description
--------------                            -----------
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