Form 10-Q/A
period 2004-08-01
QUALITY DINING INC
filed 2004-12-23
CIK 917126

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

Explanatory Note

This Quarterly Report on Form 10-Q/A is being filed to revise the financial statements for the twelve and forty weeks ended August 1, 2004 and August 3, 2003 contained in Part I, Item 1 hereof to correct an error in the allocation of tax expense (benefit) between continuing operations and discontinued operations. This change did not affect the Company's reported financial position or net income but did affect the Company's income tax provision, net income (loss) from continuing operations and net income (loss) from discontinued operations for the twelve and forty weeks ended August 1, 2004 and August 3, 2003. The change also affected the allocation of basic and diluted net income per share between continuing operations and discontinued operations for the twelve and forty weeks ended August 1, 2004 and August 3, 2003.

Accordingly, the Company has revised its financial statements for the twelve and forty weeks ended August 1, 2004 and August 3, 2003 and is filing this Amendment No. 1 to Form 10-Q to reflect the proper income tax provision, income (loss) from continuing operations, income (loss) from discontinued operations, basic and diluted net income per share from continuing operations and basic and diluted net income per share from discontinued operations. This Quarterly Report on Form 10-Q/A amends and restates Item 1 of Part I, Item 2 of Part I and Item 4 of Part I of the original Quarterly Report on Form 10-Q. All other Items in Part I and Part II are included in their entirety. Other than the changes to reflect the adjustments, the Company has not updated the information contained herein to reflect events and transactions occurring subsequent to the date of the Form 10-Q filing on September 15, 2004. All information contained in this amended report is subject to updating and supplementing as provided in the Company's reports filed with the Securities and Exchange Commission subsequent to the date of the original Form 10-Q filing date.

                              QUALITY DINING, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED AUGUST 1, 2004
                                      INDEX

                                                                  Page
                                                                  ----
PART I  - Financial Information

Item 1.   Consolidated Financial Statements (Unaudited):

          Consolidated Statements of Operations                    4
          Consolidated Balance Sheets                              5
          Consolidated Statements of Cash Flows                    6
          Notes to Consolidated Financial Statements               7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations           21

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk                                                    33

Item 4.   Controls and Procedures                                 33

Part II - Other Information

Item 1.   Legal Proceedings                                       34

Item 2.   Unregistered Sales of Equity Securities and
            Use of Proceeds                                       34

Item 3.   Defaults upon Senior Securities                         34

Item 4.   Submission of Matters to a Vote of Security Holders     34

Item 5.   Other Information                                       34

Item 6.   Exhibits                                                34

Signatures                                                        35

PART I. FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS

                              QUALITY DINING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            Twelve Weeks Ended              Forty Weeks Ended
                                           August 1,    August 3,       August 1,    August 3,
                                             2004          2003           2004          2003
                                          -----------  -----------     -----------  ------------
                                          As Restated  As Restated     As Restated  As Restated
                                               (See Note 1A)                  (See Note 1A)
Revenues:
  Burger King                             $  31,561      $  27,851      $  90,446      $  87,244
  Chili's Grill & Bar                        20,634         19,028         65,787         61,160
  Italian Dining Division                     3,581          3,864         12,473         13,671
  Grady's American Grill                      1,163          1,288          4,523          4,789
                                          ---------      ---------      ---------      ---------
Total revenues                               56,939         52,031        173,229        166,864
                                          ---------      ---------      ---------      ---------
Operating expenses:
  Restaurant operating expenses:
    Food and beverage                        16,011         13,893         47,867         44,742
    Payroll and benefits                     16,237         15,138         50,132         48,768
    Depreciation and amortization             2,153          2,260          7,119          7,620
    Other operating expenses                 14,560         13,651         44,977         43,729
                                          ---------      ---------      ---------      ---------
Total restaurant operating expenses          48,961         44,942        150,095        144,859
                                          ---------      ---------      ---------      ---------
Income from restaurant operations             7,978          7,089         23,134         22,005
  General and administrative                  3,675          3,861         12,354         12,841
  Amortization of intangibles                    25            100            144            302
                                          ---------      ---------      ---------      ---------
Operating income                              4,278          3,128         10,636          8,862
                                          ---------      ---------      ---------      ---------
Other income (expense):
  Recovery of note receivable                    --             --             --          3,459
  Interest expense                           (1,462)        (1,561)        (4,985)        (5,554)
  Loss on sale of property
    and equipment                               (26)           (24)          (101)           (32)
  Minority interest in earnings                (618)          (604)        (1,672)        (1,974)
  Stock purchase expense                         --         (1,294)            --         (1,294)
  Other income, net                              15            125            165            872
                                          ---------      ---------      ---------      ---------
Total other income (expense), net            (2,091)        (3,358)        (6,593)        (4,523)
                                          ---------      ---------      ---------      ---------
Income (loss) from continuing
  operations before income taxes              2,187           (230)         4,043          4,339
Income tax provision                            795            489          1,654          2,282
                                          ---------      ---------      ---------      ---------
Income (loss) from continuing
  operations                                  1,392           (719)         2,389          2,057
Income (loss) from discontinued
  operations, net of taxes                     (156)           586           (620)        (2,290)
                                          ---------      ---------      ---------      ---------
Net income (loss)                         $   1,236      $    (133)     $   1,769      $    (233)
                                          =========      =========      =========      =========

Basic net income (loss) per share:
    Continuing operations                      0.14          (0.07)          0.23           0.18
    Discontinued operations                   (0.02)          0.06          (0.06)         (0.20)
                                          ---------      ---------      ---------      ---------
Basic net income (loss) per share         $    0.12      $   (0.01)     $    0.17      $   (0.02)
                                          =========      =========      =========      =========
Diluted net income (loss) per share:
    Continuing operations                      0.14          (0.07)          0.23           0.18
    Discontinued operations                   (0.02)          0.06          (0.06)         (0.20)
                                          ---------      ---------      ---------      ---------
Diluted net income (loss) per share       $    0.12      $   (0.01)     $    0.17      $   (0.02)
                                          =========      =========      =========      =========

Weighted average shares outstanding:
Basic                                        10,163         10,805         10,163         11,142
                                          =========      =========      =========      =========
Diluted                                      10,212         10,805         10,212         11,156
                                          =========      =========      =========      =========

See Notes to Consolidated Financial Statements.

                              QUALITY DINING, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                     August 1,    October 26,
                                                      2004           2003
                                                    ---------     ----------
ASSETS
Current assets:
  Cash and cash equivalents                         $   1,692      $   1,724
  Accounts receivable                                   1,816          1,723
  Inventories                                           1,838          1,670
  Deferred income taxes                                 2,706          2,251
  Assets held for sale                                      9         10,737
  Other current assets                                  1,553          2,192
                                                    ---------      ---------
Total current assets                                    9,614         20,297
                                                    ---------      ---------

Property and equipment, net                           110,997        107,910
                                                    ---------      ---------
Other assets:
  Deferred income taxes                                 5,631          6,749
  Trademarks, net                                         470          1,285
  Franchise fees and development fees, net              8,429          8,801
  Goodwill                                              7,960          7,960
  Liquor licenses, net                                  2,839          2,820
  Other                                                 3,551          3,454
                                                    ---------      ---------
Total other assets                                     28,880         31,069
                                                    ---------      ---------
Total assets                                        $ 149,491      $ 159,276
                                                    =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                 $   9,181      $  10,055
  Accounts payable                                      4,756          6,182
  Accrued liabilities                                  22,623         19,520
                                                    ---------      ---------
Total current liabilities                              36,560         35,757

Long-term debt                                         73,512         85,335
                                                    ---------      ---------
Total liabilities                                     110,072        121,092
                                                    ---------      ---------

Minority interest                                      13,656         14,272

Stockholders' equity:
  Preferred stock, without par value:
    5,000,000 shares authorized; none issued                -              -
  Common stock, without par value: 50,000,000
    shares authorized; 12,955,781 shares issued            28             28
  Additional paid-in capital                          237,402        237,402
  Accumulated deficit                                (204,745)      (206,514)
  Unearned compensation                                  (493)          (575)
                                                    ---------      ---------
                                                       32,192         30,341
  Treasury stock, at cost, 2,508,587 shares            (6,429)        (6,429)
                                                    ---------      ---------
Total stockholders' equity                             25,763         23,912
                                                    ---------      ---------
Total liabilities and stockholders' equity          $ 149,491      $ 159,276
                                                    =========      =========

See Notes to Consolidated Financial Statements.

                              QUALITY DINING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                               Forty Weeks Ended
                                                              August 1,     August 3,
                                                                2004          2003
                                                             As Restated   As Restated
                                                             -----------   -----------
Cash flows from operating activities:
  Net income (loss)                                          $  1,769      $   (233)
  Loss from discontinued operations                               620         2,290
  Minority interest in earnings                                 1,672         1,974
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization of
      property and equipment                                    6,752         7,370
    Amortization of other assets                                1,092         1,219
    Loss on sale of property and equipment                        101            32
    Deferred income taxes                                         663             -
    Amortization of unearned compensation                          82            71
    Changes in current assets and current liabilities:
      Net decrease (increase) in current assets                   378           356
      Net increase (decrease) in current liabilities              903        (3,398)
                                                             --------      --------
Net cash provided by operating activities                      14,032         9,681
                                                             --------      --------

Cash flows from investing activities:
  Purchase of property and equipment                           (7,359)       (7,841)
  Proceeds from the sales of property and equipment             8,637         3,665
  Purchase of other assets                                       (727)         (501)
  Other                                                            35           265
                                                             --------      --------
Net cash provided by (used) for investing activities              586        (4,412)
                                                             --------      --------
Cash flows from financing activities:
  Purchase of treasury stock                                        -        (2,806)
  Borrowings of long-term debt                                 41,555        42,435
  Repayment of long-term debt                                 (54,252)      (43,567)
  Cash distributions to minority interest
    in consolidated partnerships                               (2,288)       (3,719)
                                                             --------      --------
Net cash used by financing activities                         (14,985)       (7,657)
                                                             --------      --------
Cash provided by discontinued operations                          335         2,302
                                                             --------      --------
Net decrease in cash and cash equivalents                         (32)          (86)
Cash and cash equivalents, beginning of period                  1,724         1,174
                                                             --------      --------
Cash and cash equivalents, end of period                     $  1,692      $  1,088
                                                             ========      ========

See Notes to Consolidated Financial Statements.

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 1, 2004
                                   (UNAUDITED)

Note 1: Description of Business.

Quality Dining, Inc. (the "Company") operates four distinct restaurant concepts. It owns the Grady's American Grill(R) and two Italian Dining concepts and operates Burger King(R) restaurants and Chili's Grill & Bar(R) ("Chili's") as a franchisee of Burger King Corporation and Brinker International, Inc. ("Brinker"), respectively. The Company operates its Italian Dining restaurants under the tradenames of Spageddies Italian Kitchen(R) ("Spageddies"(R)) and Papa Vino's(TM) Italian Kitchen ("Papa Vino's"). The Company operates one of its Grady's American Grill(R) restaurants under the tradename Porterhouse Steaks and Seafood(TM) and one under the tradename Regas Grill(R). As of August 1, 2004, the Company operated 179 restaurants, including 123 Burger Kings, 39 Chili's Grill & Bar restaurants, six Grady's American Grill restaurants, six Papa Vino's, three Spageddies, one Regas Grill(R) and one Porterhouse Steaks and Seafood(TM) restaurant.

Note 1A: Restatement of Tax Expense (Benefit)

This Quarterly Report on Form 10-Q/A is being filed to revise the financial statements for the twelve and forty weeks ended August 1, 2004 and August 3, 2003 contained in Part I, Item 1 hereof to correct an error in the allocation of tax expense (benefit) between continuing operations and discontinued operations related to the closure or sale of certain Grady's American Grill restaurants in fiscal 2004 as discussed in Note 3. This change did not affect the Company's reported financial position or net income but did affect the Company's income tax provision, net income (loss) from continuing operations and net income
(loss) from discontinued operations for the twelve and forty weeks ended August 1, 2004 and August 3, 2003. The change also affected the allocation of basic and diluted net income per share between continuing operations and discontinued operations for the twelve and forty weeks ended August 1, 2004 and August 3, 2003.

Accordingly, the Company has revised its financial statements for the twelve and forty weeks ended August 1, 2004 and August 3, 2003 and is filing this Amendment No. 1 to Form 10-Q to reflect the proper income tax provision, income (loss) from continuing operations, income (loss) from discontinued operations, basic and diluted net income per share from continuing operations and basic and diluted net income per share from discontinued operations. This Quarterly Report on Form 10-Q/A amends and restates Item 1 of Part I, Item 2 of Part I and Item 4 of Part I of the original Quarterly Report on Form 10-Q. All other Items in Part I and Part II are included in their entirety. Other than the changes to reflect the adjustments the Company has not updated the information contained herein to reflect events and transactions occurring subsequent to the date of the Form 10-Q filing on September 15, 2004. All information contained in this amended report is subject to updating and supplementing as provided in the Company's reports filed with the Securities and Exchange Commission subsequent to the date of the original Form 10-Q filing date.

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 1, 2004
                                   (UNAUDITED)

The changes are as follows:

The twelve and forty weeks August 1, 2004

                                              Twelve Weeks Ended              Forty Weeks Ended
                                         As restated    As Previously    As restated    As Previously
                                                           Reported                       Reported
                                         -----------    -------------    -----------    -------------
Income from continuing operations
    before income taxes                        2,187            2,187          4,043            4,043
Income tax provision                             795              784          1,654            1,343
                                           ---------        ---------      ---------        ---------
Income from continuing operations              1,392            1,403          2,389            2,700
Loss from discontinued operations               (156)            (167)          (620)            (931)
                                           ---------        ---------      ---------        ---------
Net income (loss)                          $   1,236        $   1,236      $   1,769        $   1,769
                                           =========        =========      =========        =========

Basic net income (loss) per share:
    Continuing operations                       0.14             0.14           0.23             0.26
    Discontinued operations                    (0.02)           (0.02)          (.06)           (0.09)
                                           ---------        ---------      ---------        ---------
Basic net income (loss) per share          $    0.12        $    0.12      $    0.17        $    0.17
                                           =========        =========      =========        =========
Diluted net income (loss) per share:
    Continuing operations                       0.14             0.14           0.23             0.26
    Discontinued operations                    (0.02)           (0.02)         (0.06)           (0.09)
                                           ---------        ---------      ---------        ---------
Diluted net income (loss) per share        $    0.12        $    0.12      $    0.17        $    0.17
                                           =========        =========      =========        =========

The twelve and forty weeks ended August 3, 2003

                                              Twelve Weeks Ended               Forty Weeks Ended
                                         As restated    As Previously    As restated    As Previously
                                                           Reported                         Reported
                                         -----------    -------------    -----------    -------------
Income (loss)from continuing
  Operations before income taxes                (230)            (230)         4,339            4,339
Income tax provision                             489              181          2,282              777
                                             -------          -------       --------         --------
Income (loss) from continuing
  operations                                    (719)            (411)         2,057            3,562
Income (loss) from discontinued
  operations                                     586              278         (2,290)          (3,795)
                                             -------          -------       --------         --------
Net income (loss)                            $  (133)         $  (133)       $  (233)        $   (233)
                                             =======          =======       ========         ========

Basic net income (loss) per share:
    Continuing operations                      (0.07)           (0.04)          0.18             0.32
    Discontinued operations                     0.06             0.03           (.20)           (0.34)
                                             -------          -------       --------         --------
Basic net income (loss) per share            $ (0.01)         $ (0.01)      $  (0.02)         $ (0.02)
                                             =======          =======       ========         ========
Diluted net income (loss) per share:
    Continuing operations                      (0.07)           (0.04)          0.18             0.32
    Discontinued operations                     0.06             0.03          (0.20)           (0.34)
                                             -------          -------       --------         --------
Diluted net income (loss) per share          $ (0.01)         $ (0.01)      $  (0.02)        $  (0.02)
                                             =======          =======       ========         ========

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

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 1, 2004
                                   (UNAUDITED)

The following table presents the effect of the consolidation of the VIE's on depreciation and amortization expense, other operating expenses, general and administrative expense, interest expense, other income (expense) and weighted average shares for the twelve weeks and forty weeks ended August 1, 2004 and August 3, 2003:

(In thousands)                                             12-Weeks Ended              40-Weeks Ended
                                                       ----------------------      ----------------------
                                                       August 1,     August 3,     August 1,     August 3,
                                                         2004          2003          2004          2003
                                                       --------      --------      --------      --------
Depreciation and amortization expense                  $  2,124      $  2,229      $  7,027      $  7,513
Change in consolidation policy                               29            31            92           107
                                                       --------      --------      --------      --------
Consolidated depreciation and
  amortization                                         $  2,153      $  2,260      $  7,119      $  7,620
                                                       ========      ========      ========      ========

Other operating expenses                               $ 15,174      $ 14,230      $ 46,879      $ 45,544
Change in consolidation policy                             (614)         (579)       (1,902)       (1,815)
                                                       --------      --------      --------      --------
Consolidated other operating expenses                  $ 14,560      $ 13,651      $ 44,977      $ 43,729
                                                       ========      ========      ========      ========

General and administrative expenses                    $  3,656      $  3,837      $ 12,316      $ 12,774
Change in consolidation policy                               19            24            38            67
                                                       --------      --------      --------      --------
Consolidated general and administrative
  expenses                                             $  3,675      $  3,861      $ 12,354      $ 12,841
                                                       ========      ========      ========      ========

Interest expense                                       $  1,514      $  1,641      $  5,160      $  5,847
Change in consolidation policy                              (52)          (80)         (175)         (293)
                                                       --------      --------      --------      --------
Consolidated interest expense                          $  1,462      $  1,561      $  4,985      $  5,554
                                                       ========      ========      ========      ========

Other income, net                                      $     15      $    125      $    440      $    832
Change in consolidation policy                                -             -          (275)           40
                                                       --------      --------      --------      --------
Consolidated other income, net                         $     15      $    125      $    165      $    872
                                                       ========      ========      ========      ========

Basic net income (loss) per share                      $   0.11      $  (0.01)     $   0.16      $  (0.02)
Change in consolidation policy                              .01             -          0.01             -
                                                       --------      --------      --------      --------
Consolidated basic net income (loss)
  per share                                            $   0.12      $  (0.01)     $   0.17      $  (0.02)
                                                       ========      ========      ========      ========

Diluted net income (loss) per share                    $   0.11      $  (0.01)     $   0.16      $  (0.02)
Change in consolidation policy                             0.01             -          0.01             -
                                                       --------      --------      --------      --------
Consolidated diluted net income (loss)
  per share                                            $   0.12      $  (0.01)     $   0.17      $  (0.02)
                                                       ========      ========      ========      ========

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 1, 2004
                                   (UNAUDITED)

(In thousands)                               12-Weeks Ended         40-Weeks Ended
                                            -----------------     -----------------
Weighted average shares outstanding:
Basic                                       11,311     11,311     11,311     11,311
Change in consolidation policy              (1,148)      (506)    (1,148)      (169)
                                            ------     ------     ------     ------
Consolidated basic                          10,163     10,805     10,163     11,142
                                            ======     ======     ======     ======
Diluted                                     11,360     11,311     11,360     11,325
Change in consolidation policy              (1,148)      (506)    (1,148)      (169)
                                            ------     ------     ------     ------
Consolidated diluted                        10,212     10,805     10,212     11,156
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

Amortized Intangible Assets

(Dollars in thousands)                       As of August 1, 2004
                                       --------------------------------------
                                       Gross Carrying   Accumulated     Net
                                          Amount       Amortization    Book
                                                                       Value
                                       --------------  ------------  --------
Amortized intangible assets:
  Trademarks                               $ 2,050       $(1,580)     $   470
  Franchise fees and development fees       14,988        (6,559)       8,429
                                           -------       -------      -------
Total                                      $17,038       $(8,139)     $ 8,899
                                           =======       =======      =======

                                              As of October 26, 2003
                                       --------------------------------------
                                       Gross Carrying   Accumulated    Net
                                          Amount       Amortization    Book
                                                                      Value
                                       --------------  ------------  -------
Amortized intangible assets:
  Trademarks                               $ 2,961       $(1,676)    $ 1,285
  Franchise fees and development fees       14,782        (5,981)      8,801
                                           -------       -------     -------
Total                                      $17,743       $(7,657)    $10,086
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

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value method as prescribed by SFAS 123, the Company's net earnings (loss) and net earnings (loss) per share would have been the pro forma amounts indicated below:

                                                    Twelve                Forty
                                                  Weeks Ended          Weeks Ended
                                             August 1,   August 3,  August 1,  August 3,
                                              2004         2003       2004       2003
                                             -------     -------    -------    -------
(In thousands, except per share amounts)

Net income (loss), as reported               $ 1,236     $  (133)   $ 1,769    $  (233)
Deduct: Total stock option based employee
compensation expense determined by using
the Black-Scholes option pricing model,
net of related tax effects                        (7)         (8)       (23)       (28)
                                             -------     -------    -------    -------
Net income (loss), pro forma                 $ 1,229     $  (141)   $ 1,746    $  (261)
                                             =======     =======    =======    =======
Basic and diluted net income (loss)
  per common share, as reported              $  0.12     $ (0.01)   $  0.17    $ (0.02)
                                             =======     =======    =======    =======
Basic and diluted net income (loss)
  per common share, pro forma                $  0.12     $ (0.01)   $  0.17    $ (0.02)
                                             =======     =======    =======    =======

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 1, 2004
                                   (UNAUDITED)

Note 3: Acquisitions and Dispositions.

During the first forty weeks of fiscal 2004, the Company received net proceeds of $8,628,000 from the sale of seven Grady's American Grill restaurants. The Company recorded a loss in discontinued operations of $981,000 related to the closure and disposal of Grady's restaurants during the first forty weeks of fiscal 2004. Six of the restaurants sold were sale-leaseback transactions. In each of the six sale-leaseback transactions, the Company's lease obligations extend for less than one year.

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

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 1, 2004
                                   (UNAUDITED)

Net income (loss) from discontinued operations for the periods ended August 1, 2004, and August 3, 2003 were made up of the following components:

                                                         Twelve                     Forty
                                                      Weeks Ended               Weeks Ended
                                                 August 1,     August 3,    August 1,       August 3,
                                                   2004          2003         2004            2003
                                                -----------  -----------   -----------    -----------
                                                As Restated  As Restated   As Restated    As Restated
                                                     (See Note 1A)                (See Note 1A)
(In thousands, except per share amounts)

Revenue discontinued operations                 $  1,460       $  3,084     $  7,239       $ 13,570
Income (loss) discontinued restaurant
  operations                                         (63)            62           77            591
Asset impairment and facility closing
  expense                                            (94)           (50)      (1,555)        (4,575)
Gain on sale of property and
  equipment                                            2            275          574            221
                                                --------       --------     --------       --------
Loss before taxes                                   (155)           287         (904)        (3,763)
Income tax provision                                  (1)           299          284          1,473
                                                --------       --------     --------       --------
Income (loss) from discontinued operations      $   (156)      $    586     $   (620)      $ (2,290)
                                                ========       ========     ========       ========
Basic and diluted income (loss) per share
  from discontinued operations                  $  (0.02)      $   0.06     $  (0.06)      $  (0.20)
                                                ========       ========     ========       ========

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

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 1, 2004
                                   (UNAUDITED)

The Bank Facility provides for borrowings at the adjusted LIBOR rate plus a contractual spread which is as follows:

RATIO OF FUNDED DEBT
TO CASH FLOW                                              LIBOR MARGIN
------------------------------------------------          ------------
Greater than or equal to 3.50                                3.00%
Less than 3.5x but greater than or equal to 3.00             2.75%
Less than 3.0x but greater than or equal to 2.5x             2.25%
Less than 2.5x                                               1.75%

The Bank Facility also contains covenants requiring maintenance of funded debt to cash flow and fixed charge coverage ratios as follows:

MAXIMUM FUNDED DEBT
TO CASH FLOW RATIO             COVENANT
---------------------------    --------
Fiscal 2003
Q1 through Q3                    4.00
Q4                               3.75

Fiscal 2004
Q1 through Q3                    3.75
Q4                               3.50

Fiscal 2005
Q1 through Q2                    3.50
Thereafter                       3.00

FIXED CHARGE COVERAGE RATIO      1.50

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

                                                               Other
                              Full      Quick       All     Reconciling
(Dollars in thousands)      Service    Service     Other       Items       Total
--------------------------  --------   --------  --------   -----------  --------
Third quarter fiscal 2004
Revenues                    $ 25,378   $ 31,561  $    892   $   (892)   $ 56,939
Income from restaurant
  operations                   3,325      4,042       737       (126)      7,978

Operating income (loss)        1,977      1,768       718       (185)      4,278
Interest expense                                                          (1,462)
Other expense                                                               (629)
                                                                        --------
Income from continuing
  operations before income
  taxes                                                                 $  2,187
                                                                        ========
Total Assets                  72,613     48,214    17,919     10,745    $149,491
Depreciation and
  amortization                 1,047      1,030       113        140    $  2,330

Third quarter fiscal 2003
Revenues                    $ 24,180   $ 27,851  $    843   $   (843)   $ 52,031
Income from restaurant
  operations                   2,906      3,616       700       (133)      7,089

Operating income (loss)        1,562      1,317       676       (427)      3,128
Interest expense                                                          (1,561)
Other income                                                              (1,797)
Loss from continuing
  operations before income                                              --------
  taxes                                                                 $   (230)
                                                                        ========

Total Assets                  76,511     49,246    18,855     16,818    $161,430
Depreciation and
  amortization                 1,122      1,135       118        238    $  2,613

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 1, 2004
                                   (UNAUDITED)

                                                                      Other
                                       Full      Quick       All    Reconciling
(Dollars in thousands)               Service    Service     Other      Items       Total
--------------------------------     --------   --------  --------  ------------  ---------
First forty weeks of fiscal 2004
Revenues                             $ 82,783   $ 90,446  $  2,831  $ (2,831)     $173,229
Income from restaurant
  operations                           10,890     10,351     2,318      (425)       23,134

Operating income (loss)                 6,482      2,796     2,280      (922)       10,636
Interest expense                                                                    (4,985)
Other income                                                                        (1,608)
Income from continuing
  operations before income                                                        --------
  taxes                                                                           $  4,043
                                                                                  ========
Total Assets                           72,613     48,214    17,919    10,745      $149,491
Depreciation and
  amortization                          3,560      3,373       373       538      $  7,844

First forty weeks of fiscal 2003
Revenues                             $ 79,620   $ 87,244  $  2,697    (2,697)     $166,864
Income from restaurant
  operations                           10,757      9,472     2,216      (440)       22,005

Operating income (loss)                 6,205      1,853     2,149    (1,345)        8,862
Interest expense                                                                    (5,554)
Other income                                                                         1,031
Income from continuing                                                            --------
  operations before income
  taxes                                                                           $  4,339
                                                                                  ========

Total Assets                           76,511     49,246    18,855    16,818      $161,430
Depreciation and
  amortization                          3,728      3,847       391       623      $  8,589

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages which certain items of revenue and expense bear to total revenues.

                                                    Twelve Weeks Ended        Forty Weeks Ended
                                                  August 1,     August 3,   August 1,    August 3,
                                                    2004          2003        2004        2003
                                                  ---------     ---------   ---------    ---------
                                                       As Restated               As Restated
                                                  (See Note 1A to the unaudited financial statements)
Total revenues                                     100.0%        100.0%      100.0%        100.0%

Operating expenses:
  Restaurant operating expenses
    Food and beverage                               28.1          26.7        27.6          26.8
    Payroll and benefits                            28.5          29.1        28.9          29.2
    Depreciation and amortization                    3.8           4.3         4.1           4.6
    Other operating expenses                        25.6          26.3        26.0          26.2
                                                   -----         -----       -----         -----
Total restaurant operating expenses                 86.0          86.4        86.6          86.8
                                                   -----         -----       -----         -----
Income from operations                              14.0          13.6        13.4          13.2
                                                   -----         -----       -----         -----
  General and administrative                         6.5           7.4         7.1           7.7
  Amortization of intangibles                          -           0.2         0.1           0.2
                                                   -----         -----       -----         -----
Operating income                                     7.5           6.0         6.2           5.3
                                                   -----         -----       -----         -----
Other income (expense):
  Recovery of note receivable                          -             -           -           2.1
  Interest expense                                  (2.6)         (3.0)       (2.9)         (3.3)
  Minority interest in earnings                     (1.1)         (1.2)       (1.0)         (1.2)
  Stock purchase expense                               -          (2.5)          -          (0.8)
  Other income, net                                    -           0.2         0.1           0.5
                                                   -----         -----       -----         -----
Total other income (expense), net                   (3.7)         (6.5)       (3.8)         (2.7)
                                                   -----         -----       -----         -----
Income (loss) from continuing operations before
 income taxes                                        3.8          (0.5)        2.4          2. 6
Income tax provision                                 1.4           0.9         1.0          1. 4
                                                   -----         -----       -----         -----
Income (loss) from continuing operations             2.4          (1.4)        1.4           1.2
Income (loss) from discontinued operations,
  net of tax                                         0.3           1.1        (0.4)         (1.3)
                                                   -----         -----       -----         -----
Net Income (loss)                                    2.1%         (0.3)%       1.0%         (0.1)%
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

The provision for income taxes, as restated, was $795,000 for the third quarter of fiscal 2004 versus $489,000 in the comparable period in fiscal 2003. The provision for income taxes, as restated, was $1,654,000 for the first forty weeks of fiscal 2004 versus $2,282,000 in the comparable period in fiscal 2003. At the end of the third quarter of fiscal 2004 the Company had a valuation reserve against its deferred tax asset resulting in a net deferred tax asset of $8.3 million versus a net deferred tax asset of $9.0 million at the end of fiscal 2003. Absent a significant and unforeseen change in facts or circumstances, management re-evaluates the realizability of its tax assets in connection with its annual budgeting cycle. Management does not believe there were any significant changes in facts or circumstances through the end of the third quarter of fiscal 2004.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discontinued operations includes all disposed of restaurants and the six current Grady's American Grill restaurants, which at the end of the third quarter the Company expected to sell or close before the end of fiscal 2004. The decision to dispose of these locations reflects the Company's ongoing process of evaluating the performance and cash flows of its various restaurant locations and using the proceeds from the sale of closed restaurants to reduce outstanding debt. The net loss from discontinued operations, as restated, for the third quarter of fiscal 2004 was $156,000 versus income of $586,000 in the same period of fiscal 2003. The net loss from discontinued operations, as restated, for the first forty weeks of fiscal 2004 was $620,000 versus a loss of $2,290,000 in the same period in fiscal 2003. The fiscal 2004 results include impairment and facility closing expenses of $1,555,000 versus $4,575,000 in fiscal 2003.

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

During the first forty weeks of 2004, net cash provided by operating activities was $14,032,000 compared to $9,681,000 in fiscal 2003. The increase was mainly due to changes in working capital that provided cash in fiscal 2004 versus changes in working capital that used cash in fiscal 2003.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Bank Facility also contains covenants requiring maintenance of funded debt to cash flow and fixed charge coverage ratios for fiscal 2004 and 2005 as follows:

MAXIMUM FUNDED DEBT
TO CASH FLOW RATIO             COVENANT
--------------------           --------
Fiscal 2003
Q1 through Q3                    4.00
Q4                               3.75

Fiscal 2004
Q1 through Q3                    3.75
Q4                               3.50

Fiscal 2005
Q1 through Q2                    3.50
Thereafter                       3.00

FIXED CHARGE COVERAGE RATIO      1.50

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

(b) Changes in Internal Control over Financial Reporting

In the course of the process of closing its accounts for fiscal year 2004, the Company determined that it had not been properly allocating certain federal tax attributes between continuing operations and discontinued operations in the first three fiscal quarters of 2004. After consultation with the Independent Registered Public Accounting Firm of the Company, the accounting for the allocation of federal tax attributes has been corrected on this Form 10-Q/A and the Company has amended its Form 10-Q for the sixteen weeks ended February 15, 2004, and its Form 10-Q for the twelve and twenty-eight weeks ended May 9, 2004. The Company's previously reported net income and income per share are not affected by this reclassification.

The Company has instituted enhanced internal controls designed to ensure the intraperiod allocation of tax expense (benefit) between continuing operations and discontinued operations conforms to US Generally Accepted Accounting Principles. Such enhancements will generally conform quarterly procedures to those utilized by the Company in its year end closing process.

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

                                          Quality Dining, Inc.
                                          (Registrant)

Date:  December 23, 2004                  By: /s/John C. Firth
                                          ------------------------------
                                          Executive Vice President
                                          General Counsel and Secretary
                                          (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number    Description
--------------    --------------------------------------------------------------
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