Form 10-K
period 2004-10-31
QUALITY DINING INC
filed 2005-02-15
CIK 917126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
      (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended OCTOBER 31, 2004
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ________
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

                                   $17,363,884

Aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of May 9, 2004 (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are "affiliates").

                                   11,596,781

        Number of shares of Common Stock, without par value, outstanding at January 25, 2005

                              QUALITY DINING, INC.

                               Mishawaka, Indiana
               Annual Report to Securities and Exchange Commission
                                October 31, 2004

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

      Quality Dining, Inc. (the "Company") operates five distinct restaurant concepts. It owns the Grady's American Grill(R) concept, Porterhouse Steaks and Seafood (TM) restaurant and an Italian Dining concept. The Company operates its Italian Dining restaurants under the tradenames of Spageddies Italian Kitchen(R) ("Spageddies"(R)) and Papa Vino's Italian Kitchen(R) ("Papa Vino's"(R)). The Company also operates Burger King(R) restaurants and Chili's Grill & Bar(TM) ("Chili's"(R)) as a franchisee of Burger King Corporation and Brinker International, Inc. ("Brinker"), respectively. As of October 31, 2004, the Company operated 176 restaurants, including 124 Burger King restaurants, 39 Chili's, three Grady's American Grill restaurants, one Porterhouse Steaks and Seafood restaurant, three Spageddies and six Papa Vino's. Summarized financial information concerning the Company's reportable segments is included in Note 15 to the Company's financial statements included elsewhere in this report.

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

      On November 9, 2004, the Company entered into a definitive merger agreement with a newly-formed entity owned by the Fitzpatrick Group. Under the terms of the agreement, the public shareholders, other than members of the Fitzpatrick Group, will receive $3.20 in cash in exchange for each of their shares. Following the merger, the Company's common stock will no longer be traded on NASDAQ or registered with the Securities and Exchange Commission. The Fitzpatrick Group has agreed to vote their shares for and against approval of the transaction in the same proportion as the votes cast by all other shareholders voting at the special meeting to be held to vote on the transaction. The agreement provides that if the shareholders do not approve the transaction, the Company will reimburse the Fitzpatrick Group for its reasonable out-of-pocket expenses not to exceed $750,000. The agreement is subject to customary conditions, including financing, and the approval of the Company's shareholders and franchisors.

RESTATEMENT

      The Company has determined that it had incorrectly calculated its straight-line rent expense and related deferred rent liability. As a result, on February 9, 2005, the Company's Board of Directors concluded that the Company's previously filed financial statements for fiscal years through 2003 and the first three interim periods in 2004 should be restated. Historically, when accounting for leases with renewal options, the Company recorded rent expense on a straight-line basis over the initial non-cancelable lease term without regard for renewal options. The Company depreciated its buildings, leasehold improvements and other long-lived assets on those properties over a period that included both the initial non-cancelable term of the lease and all option periods provided for in the lease (or the useful life of the assets if shorter). The Company has restated its financial statements to recognize rent expense on a straight-line basis over the lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty such that at lease inception the renewal option is reasonably assured of exercise. The Company has also restated its financial statements to recognize depreciation on its buildings, leasehold improvements and other long-lived assets over the expected lease term, where the lease term is shorter than the useful life of the assets.

      The Company also determined that $2,599,000 in fixed assets were improperly classified as Assets Held for Sale on October 26, 2003. The Company has reclassified these assets from Held for Sale to Property and Equipment on the October 26, 2003 balance sheet. This change did not affect results of operations, cash flows or total assets of the Company.

      The restatement did not have any impact on the Company's previously reported total net cash flows, sales or same-restaurant sales or compliance with any covenant under its credit facility or other debt instruments.

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

EXPANSION

      The Company currently plans to build one Chili's restaurant in fiscal 2005. The Company does not plan to develop any new Burger King restaurants in fiscal 2005. The Company's long-term expansion strategy is focused on the development of restaurants in existing markets in order to optimize market penetration. In addition, the Company will consider strategic acquisitions in the Burger King system that meet certain acquisition criteria.

      During fiscal 2004, the Company opened one new Burger King restaurant, purchased five existing Burger King restaurants and built two new Chili's restaurants. The Company closed eight Grady's American Grill restaurants in fiscal 2004. (See "Grady's American Grill" and Note 14 and Note 15 to the Company's financial statements.)

      During fiscal 2003, the Company built one new Burger King restaurant and three new Chili's restaurants. The Company also replaced two Burger King restaurant buildings with new buildings at the same locations and opened two additional Burger King restaurants in facilities leased from a related party. The Company sold four Grady's American Grill restaurants in fiscal 2003. (See "Grady's American Grill" and Note 14 and Note 15 to the Company's financial statements.)

      During fiscal 2001, the Company purchased 42 Burger King restaurants in the Grand Rapids, Michigan metropolitan area. The Company paid $4.2 million in cash and assumed certain liabilities of approximately $1.8 million. Three of these restaurants were closed in fiscal 2002.

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

      Advertising and Marketing. Pursuant to its franchise agreements with Brinker, the Company contributes 0.5% of sales from each restaurant to Brinker for advertising and marketing to benefit all restaurants. As part of a system-wide promotional effort, the Company paid an additional advertising fee as follows:

Period                                                         % of Sales
------------------------------------------                     ----------
 September 1, 1999 through August 30, 2000                        0.375%
 September 1, 2000 through June 27, 2001                            1.0%
 June 28, 2001 through June 26, 2002                                1.2%
 June 27, 2002 through June 25, 2003                                2.0%
 June 26, 2003 through June 30, 2004                               2.25%
 July 1, 2004 through June 29, 2005                                2.65%

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

GRADY'S AMERICAN GRILL

      General. Grady's American Grill restaurants feature high-quality food in a classic American style, served in a warm and inviting setting. The Company sold 15 and closed three Grady's American Grill restaurants during fiscal 2002, sold four restaurants in fiscal 2003 and closed eight restaurants in fiscal 2004. These units did not fit the Company's long-term strategic plan and were not meeting the Company's performance expectations.

      Fiscal 2003 Impairment Charge. In light of the disposals and the continued decline in sales and cash flow in its Grady's American Grill division, the Company reviewed the carrying amounts for the balance of its Grady's American Grill Restaurant assets in the second quarter of fiscal 2003. The Company estimated the future cash flows expected to result from the continued operation and the residual value of the remaining restaurant locations in the division and concluded that, for the division as a whole, and in particular with respect to eight locations, the undiscounted estimated future cash flows were less than the carrying amount of the related assets. Accordingly, the Company concluded that these assets had been impaired. The Company measured the impairment and recorded an impairment charge related to these assets aggregating $4,411,000 in the second quarter of fiscal 2003, consisting of a reduction in the net book value of the Grady's American Grill trademark of $2,882,000 and a reduction in the net book value of certain fixed assets in the amount of $1,529,000. In accordance with SFAS 144, this amount has been classified as discontinued operations in the Consolidated Statement of Operations for fiscal 2003. In determining the fair value of the aforementioned restaurants, the Company relied primarily on discounted cash flow analyses that incorporated an investment horizon of five years and utilized a risk adjusted discount factor.

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

      Advertising and Marketing. As the owner of the Grady's American Grill concept, the Company has full responsibility for marketing and advertising. The Company focuses advertising and marketing efforts in local print media and the use of direct mail programs with total annual expenditures of approximately 2.0% of the sales for its Grady's American Grill restaurants.

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

PORTERHOUSE STEAKS AND SEAFOOD

      General. Porterhouse Steaks and Seafood is the newest addition to the family of Quality Dining concepts and is located in Cherry Hill, New Jersey. This restaurant features choice-cut steaks, fresh seafood, an exclusive a la carte menu, an extensive wine selection, and an upscale and elegant dining atmosphere. For reporting purposes, Porterhouse is included in the Grady's American Grill operating segment.

      Advertising and Marketing. As the exclusive owner of this dining concept, Quality Dining has full responsibility for marketing and advertising this restaurant. The Company focuses its advertising and marketing efforts in local print media and the use of direct mail programs, with total expenditures of approximately 2% of restaurant sales.

TRADEMARKS
      The Company owns the following registered trademarks: Grady's American Grill(R), Spageddies Italian Kitchen(R), Spageddies(R), Papa Vino's(R) and Papa Vino's Italian Kitchen(R). The Company also owns a number of other trademarks and service marks which are used in connection with its owned concepts. The Company believes its marks are valuable and intends to maintain its marks and any related registrations. Burger King(R) is a registered trademark of Burger King(R) Corporation. Chili's(R) and Chili's Grill & Bar(R) are registered trademarks of Brinker International, Inc.(R)

ADMINISTRATIVE SERVICES

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

      Quality Control. The Company's senior management and restaurant management staff are principally responsible for assuring compliance with the Company's and its franchisors' operating procedures. The Company and its franchisors have uniform operating standards and specifications relating to the quality, preparation and selection of menu items, maintenance and cleanliness of the premises and employee conduct. Compliance with these standards and specifications is monitored by frequent on-site visits and inspections by the Company's senior management. Additionally, the Company employs the use of toll free customer feedback telephone services to ensure that the restaurants meet the Company's operating standards. The Company's operational structure encourages all employees to assume a proprietary role ensuring that such standards and specifications are met.

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

      On January 27, 2000 the Company executed a "Franchisee Commitment" pursuant to which it agreed to undertake certain "Transformational Initiatives" including capital improvements and other routine maintenance in all of its Burger King restaurants. The capital improvements include the installation of signage bearing the new Burger King logo and the installation of a new drive-through ordering system. The initial deadline for completing these capital improvements, December 31, 2001, was extended to December 31, 2002, although the Company met the initial deadline with respect to 66 of the 70 Burger King restaurants subject to the Franchisee Commitment. The Company completed the capital improvements to the remaining four restaurants prior to December 31, 2002. In addition, the Company agreed to perform, as necessary, certain routine maintenance such as exterior painting, sealing and striping of parking lots and upgraded landscaping. The Company completed this maintenance prior to September 30, 2000, as required. In consideration for executing the Franchisee Commitment, the Company received "Transformational Payments" totaling approximately $3.9 million during fiscal 2000. In addition, the Company received supplemental Transformational Payments of approximately $135,000 in fiscal 2001 and $180,000 in fiscal 2002. The portion of the Transformational Payments that corresponds to the amount required for capital improvements ($1,966,000) was recorded as a reduction in the cost of the assets acquired. Consequently, the Company has not and will not incur depreciation expense over the useful life of these assets (which range between five and 10 years). The portion of the Transformational Payments that corresponds to the required routine maintenance was recognized as a reduction in maintenance expense over the period during which maintenance was performed. The remaining balance of the Transformational Payments was recognized as other income ratably through December 31, 2001, the term of the initial Franchisee Commitment, except that the supplemental Transformational Payments were recognized as other income when received.

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

      The Company included three restaurants in the 2001 Early Renewal Program. The Company paid franchise fees of $144,925 in fiscal 2001 to extend the franchise agreements of the selected restaurants for 17 to 20 years. The Company invested approximately $1.7 million in fiscal 2003 to remodel two participating restaurants to Burger King Corporation's current image. The Company withdrew one restaurant from the 2001 Early Renewal Program in fiscal 2004.

      Through participation in the various early renewal plans the Company has been able to reduce its royalty expense by $421,000, $301,000 and $146,000 in fiscal 2004, 2003 and 2002, respectively.

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

COMPETITION

      The restaurant industry is intensely competitive with respect to price, service, location and food quality. The industry is mature and competition can be expected to increase. There are many well-established competitors with substantially greater financial and other resources than the Company, some of which have been in existence for a substantially longer period than the Company and may have substantially more units in the markets where the Company's restaurants are, or may be, located. McDonald's and Wendy's restaurants are the principal competitors to the Company's Burger King restaurants. The competitors to the Company's Chili's and Italian Dining restaurants are other casual dining concepts such as Applebee's, T.G.I. Friday's, Bennigan's, Olive Garden and Red Lobster restaurants. The primary competitors to Porterhouse Steaks and Seafood and Grady's American Grill are Houston's,

Outback Steakhouse, Houlihan's, and O'Charley's Restaurant & Lounge, as well as a large number of locally-owned, independent restaurants. The Company believes that competition is likely to become even more intense in the future.

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

GOVERNMENT REGULATION

      Each of the Company's restaurants is subject to licensing and regulation by a number of governmental authorities, which include alcoholic beverage control in the case of the Chili's, Italian Dining, Grady's American Grill and Porterhouse Steaks and Seafood restaurants and health, safety and fire agencies in the state or municipality in which the restaurant is located. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new restaurant in a particular area.

      Alcoholic beverage control regulations require each of the Company's Chili's, Italian Dining, Grady's American Grill and Porterhouse Steaks and Seafood restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company's restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The loss of a liquor license for a particular Grady's American Grill, Italian Dining, Chili's or Porterhouse Steaks and Seafood restaurant would most likely result in the closing of the restaurant.

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

EMPLOYEES

      As of October 31, 2004, the Company had 7,176 employees. Of those employees, approximately 93 held management or administrative positions, 574 were involved in restaurant management, and the remainder were engaged in the operation of the Company's restaurants. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES.

      The following table sets forth, as of October 31, 2004, the eight states in which the Company operated restaurants and the number of restaurants in each state. Of the 176 restaurants which the Company operated as of October 31, 2004, the Company owned 36 and leased 140. Many leases provide for base rent plus an additional rent based upon sales to the extent the additional rent exceeds the base rent, while other leases provide for only a base rent.

                             NUMBER OF COMPANY-OPERATED RESTAURANTS
                  -------------------------------------------------------------
                                         GRADY'S
                  BURGER                 AMERICAN                      ITALIAN
                   KING      CHILI'S      GRILL       PORTERHOUSE       DINING      TOTAL
                  ------     -------     --------     -----------      --------     -----
Delaware                        2                                                      2
Georgia                                     1                                          1
Indiana             44          5                                          2          51
Michigan            80         12           1                              5          98
New Jersey                      6                         1                            7
Ohio                            4                                          2           6
Pennsylvania                   10                                                     10
Tennessee                                   1                                          1
                   ---         --           -             -                -         ---
     Total         124         39           3             1                9         176
                   ===         ==           =             =                =         ===


      Burger King. As of October 31, 2004, 43 of the Company's Burger King restaurants were leased from real estate partnerships owned by certain of the Company's founding shareholders. See ITEM 13, "Certain Relationships and Related Transactions" and Notes 2 and 13 to the Company's consolidated financial statements included elsewhere in this report. The Company also leased six Burger King restaurants directly from Burger King Corporation and 58 restaurants from unrelated third parties. The Company owned 17 of its Burger King restaurants as of October 31, 2004.

      Chili's Grill & Bar. As of October 31, 2004, the Company owned 12 of its Chili's restaurants and leased the 27 other restaurants from unrelated parties.

      Grady's American Grill. As of October 31, 2004, the Company owned two of its Grady's American Grill restaurants and leased the other Grady's American Grill restaurant from an unrelated party.

      Porterhouse Steaks and Seafood. As of October 31, 2004, the Company's one Porterhouse Steaks and Seafood restaurant shared an owned property with one of the Company's Chili's Grill & Bar restaurants.

      Italian Dining. As of October 31, 2004, the Company owned five of the Italian Dining restaurants and leased the four other restaurants from unrelated parties.

      Office Lease. The Company leases approximately 53,000 square feet for its headquarters facility in an office building located in Mishawaka, Indiana that was constructed in 1997 and is leased from a limited liability company in which the Company owns a 50% interest. The remaining term of the lease agreement is seven years. Approximately 4,500 square feet, 12,400 square feet and 5,200 square feet of the Company's headquarters building have been subleased to three tenants with remaining terms of three years, six months and three years, respectively.

ITEM 3.  LEGAL PROCEEDINGS.

      The Company is involved in various legal proceedings incidental to the conduct of its business, including employment discrimination claims. Based upon currently available information, the Company does not expect that any such proceedings will have a material adverse effect on the Company's financial position or results of operations but there can be no assurance thereof.

      On June 22, 2004, a purported class action lawsuit was filed on behalf of the public shareholders of the Company by Milberg, Weiss, Bershad & Schulman LLP against the Company, its directors and two of its officers alleging that the individual defendants breached fiduciary duties by acting to cause or facilitate the acquisition of the Company's publicly-held shares for unfair and inadequate consideration, and colluding in the Fitzpatrick group's going private proposal. The action, Bruce Alan Crown Grantors Trust v. Daniel B. Fitzpatrick, et al., Cause No. 71-D04-0406-PL00299, was filed in the St. Joseph Superior Court in South Bend, Indiana. The action sought to enjoin the transaction or if consummated, to rescind the transaction or award rescisssory damages, and for defendants to account to the putative class for unspecified damages.

      On August 19, 2004, the Company and the individual defendants filed motions to dismiss the action. The defendants argued that the claims were not ripe because the transaction proposed by the Fitzpatrick group required approval by the Company's board of directors and its shareholders, neither of which had occurred, and that in any event, as a matter of Indiana corporate law, shareholders who dissent from such a transaction that receives the approval of a majority of the shares entitled to vote are not permitted to enjoin or otherwise challenge the transaction. On September 24, 2004, the plaintiff filed a response to defendants' motions to dismiss arguing that the claim was timely because the proposed transaction allegedly was a fait accompli and that Indiana law permits minority shareholders to challenge such a transaction.

      On October 12, 2004, three days before the hearing on the defendants' motions to dismiss, the plaintiff amended its complaint. The amended complaint continues to challenge the adequacy of the Fitzpatrick group's proposal and to allege that the individual defendants have breached fiduciary duties. In addition, citing the Company's September 15, 2004, announcements of (a) third quarter earnings and (b) a correction in the calculation of weighted average shares outstanding which increased earnings per share in the first two quarters of 2004 by a fraction of a penny, the plaintiff alleges that from March 31, 2004, until September 15, 2004, the defendants violated the antifraud provisions of Indiana Securities Act by disseminating misleading information to "artificially deflate" the price of Quality Dining shares, and thereby induce investors to hold Quality Dining shares. Finally, the plaintiff alleges that the failure of the Company's directors to pursue a forfeiture action under Section 304 of the Sarbanes-Oxley Act of 2002, which requires the chief executive officer and chief financial officer under certain circumstances to reimburse the Company for certain types of compensation if the Company is required to issue a restatement, would constitute a breach of fiduciary duties.

      On October 13, 2004, the Company announced that the special committee of the board of directors had approved in principle, by a vote of three to one, a transaction by which the Fitzpatrick group would purchase the outstanding shares held by Company's public shareholders for $3.20 per share. The agreement was subject to several contingencies. With respect to shareholder approval, the Fitzpatrick group agreed to vote its shares in the same proportion as the Company's public shareholders vote their shares.

      On November 3, 2004, Quality Dining and the individual defendants filed motions to dismiss the amended complaint. Defendants argued as before that as a matter of Indiana corporate law, the plaintiff cannot enjoin or otherwise challenge the proposed transaction. Defendants contended that plaintiff's claims challenging the proposed transaction should be dismissed for the additional reason that the merger is subject to approval by a majority of the putative class that the plaintiff seeks to represent. Defendants also argued that there is no cause of action under the Indiana Securities Act for persons who "hold" their securities purportedly because of misleading information, and no basis for a claim that reports filed by the Company with the SEC violate a section of the Indiana Act prohibiting the filing of misleading reports with the Indiana Securities Division. Finally, defendants contended that the plaintiff has no private right of action under Section 304 of the Sarbanes-Oxley Act and cannot maintain a direct action as a shareholder of the Company to pursue a forfeiture of certain executive compensation.

      A hearing on the defendants' motion to dismiss was held on December 17, 2004. On February 3, 2005, the court granted the defendants' motions to dismiss and dismissed the plaintiff's amended complaint. The plaintiff has not yet commenced an appeal or sought to take any other action following the court's ruling but its time to do so has not expired. Based upon currently available information the Company does not expect the ultimate resolution of this matter to have a materially adverse effect on the Company's financial position or results of operations, but there can be no assurance thereof.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Company did not submit any matters to a vote of security holders during the fourth quarter of the 2004 fiscal year.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

      The Company's Common Stock is traded on the Nasdaq Stock Market's National Market under the symbol QDIN. The prices set forth below reflect the high and low sales quotations for the Company's Common Stock as reported by Nasdaq for the fiscal periods indicated. As of January 12, 2005, the Company had 423 stockholders of record.

                       Fiscal Year 2004         Fiscal Year 2003
                      High          Low         High          Low
                     -------      -------      ------       -------
First Quarter        $  2.93      $  2.20      $ 3.50       $  2.11
Second Quarter          2.91         2.15        2.35          1.94
Third Quarter           2.88         2.18        2.99          1.79
Fourth Quarter          3.64         2.67        3.25          2.50

      The Company does not pay cash dividends on its Common Stock. The Company does not anticipate paying cash dividends in the foreseeable future. The Company's revolving credit agreement prohibits the payment of cash dividends and restricts other distributions. The agreement expires November 1, 2005.

      No unregistered equity securities were sold by the Company during fiscal 2004. The Company did not repurchase any equity securities during the fourth quarter of fiscal 2004.

      Information about the Company's equity compensation plans required by this
Item is set forth in Part III, Item 12 of this report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA
  QUALITY DINING, INC.

                                                                                  Fiscal Year Ended (1)
                                                         October 31,    October 26,     October 27,     October 28,     October 29,
                                                            2004         2003 (9)         2002 (9)       2001 (10)       2000 (10)
                                                         -----------   -------------   -------------   -------------   -------------
                                                                       (As restated)   (As restated)   (As restated)   (As restated)
                                                                       -------------   -------------   -------------   -------------
                                                                       (In thousands, except unit and per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
Restaurant sales:
   Burger King                                           $   122,183   $     114,983   $     123,795   $      80,791   $     83,228
   Chili's Grill & Bar                                        87,717          80,710          75,760          69,727         60,921
   Italian Dining Division                                    16,407          17,560          17,052          17,126         16,756
   Grady's American Grill                                      5,789           6,078          21,113          32,969         39,288
                                                         -----------   -------------   -------------   -------------   ------------
Total revenues                                               232,096         219,331         237,720         200,613        200,193
                                                         -----------   -------------   -------------   -------------   ------------
Operating expenses:
   Restaurant operating expenses:
      Food and beverage                                       64,409          59,271          65,912          55,636         55,562
      Payroll and benefits                                    67,182          63,923          69,571          59,101         58,046
      Depreciation and amortization                            9,599          10,158          10,069          10,756         10,302
      Other operating expenses                                60,279          56,893          59,469          49,495         47,449
                                                         -----------   -------------   -------------   -------------   ------------
Total restaurant operating expenses:                         201,469         190,245         205,021         174,988        171,359
   General and administrative (2)(3)                          15,997          16,068          18,715          15,167         17,112
   Amortization of intangibles                                   169             364             431             892            910
   Facility closing costs                                          -            (90)             355             898              -
   Impairment of assets                                            -               -               -          14,487              -
                                                         -----------   -------------   -------------   -------------   ------------
Total operating expenses                                     217,635         206,587         224,522         206,432        189,381
                                                         -----------   -------------   -------------   -------------   ------------
Operating income (loss) (4)                                   14,461          12,744          13,198          (5,819)        10,812

Other income (expense):
   Interest expense                                           (6,546)         (7,143)         (7,916)         (9,873)       (10,589)
   Minority interest in earnings                              (2,397)         (2,678)         (3,010)         (2,886)        (2,933)
   Provision for uncollectible note receivable (5)                 -               -               -               -        (10,000)
   Recovery of note receivable                                     -           3,459               -               -              -
   Stock purchase expense                                          -          (1,294)              -               -              -
   Gain (loss) on sale of property and equipment                (125)            (42)          1,034            (269)          (878)
   Other income, net                                             260             997             697           1,197          1,030
                                                         -----------   -------------   -------------   -------------   ------------
Total other expense                                           (8,808)         (6,701)         (9,195)        (11,831)       (23,370)
                                                         -----------   -------------   -------------   -------------   ------------
Income (loss) from continuing operations before income
taxes                                                          5,653           6,043           4,003         (17,650)       (12,558)
Income tax provision (benefit)                                 2,342           3,293             522             330            (22)

Income (loss) from continuing operations                       3,311           2,750           3,481         (17,980)       (12,536)
Income (loss) from discontinued operations (6)                (1,090)         (2,351)          1,250           2,180          2,593
                                                         -----------   -------------   -------------   -------------   ------------
Net income (loss)                                        $     2,221   $         399   $       4,731   $     (15,800)  $     (9,943)
                                                         -----------   -------------   -------------   -------------   ------------
Basic net income (loss) per share:
  Continuing operations                                         0.33            0.25            0.31           (1.58)         (1.02)
  Discontinued operations                                      (0.11)          (0.21)           0.11            0.19           0.21
                                                         -----------   -------------   -------------   -------------   ------------
Basic net income (loss) per share                        $      0.22   $        0.04   $        0.42   $       (1.39)  $      (0.81)
                                                         -----------   -------------   -------------   -------------   ------------
Diluted net income (loss) per share:
  Continuing operations                                         0.32            0.25            0.31           (1.58)         (1.02)

  Discontinued operations                                      (0.10)          (0.21)           0.11            0.19           0.21
                                                         -----------   -------------   -------------   -------------   ------------
Diluted net income (loss) per share                      $      0.22   $        0.04   $        0.42   $       (1.39)  $      (0.81)
                                                         -----------   -------------   -------------   -------------   ------------
Weighted average shares outstanding:
Basic                                                         10,163          10,897          11,248          11,356         12,329
                                                         -----------   -------------   -------------   -------------   ------------
Diluted                                                       10,272          10,921          11,306          11,356         12,329
                                                         -----------   -------------   -------------   -------------   ------------

                                                                                  Fiscal Year Ended (1)
                                                         October 31,    October 26,     October 27,     October 28,     October 29,
                                                            2004           2003            2002            2001            2000
                                                         -----------   -------------   -------------   -------------   -------------
                                                                       (As restated)   (As restated)   (As restated)   (As restated)
                                                                       -------------   -------------   -------------   -------------
RESTAURANT DATA:
Units open at end of period:
       Burger King (7)                                           124             118             115             116             71
       Chili's Grill & Bar                                        39              37              34              33             31
       Grady's American Grill                                      3              11              15              33             35
       Italian Dining Division                                     9               9               9               8              8
       Porterhouse Steaks and Seafood (8)                          1               1               1               1
                                                         -----------   -------------   -------------   -------------   ------------
                                                                 176             176             174             191            145
                                                         -----------   -------------   -------------   -------------   ------------
BALANCE SHEET DATA:
       Working capital (deficiency)                      $   (27,601)  $     (16,861)  $     (21,167)  $     (22,303)  $    (21,624)
       Total assets                                          148,542         158,096         169,686         180,185        192,256
       Long-term debt obligations                             69,838          85,335          96,814         109,819        102,837
       Total stockholders' equity                             23,632          21,279          23,593          18,573         36,447

(1) All fiscal years presented consist of 52 weeks except fiscal 2004 which had 53 weeks.

(2) General and administrative costs in fiscal 2000 include approximately $1.25 million in unanticipated expenses related to the litigation, proxy contest and tender offer initiated by NBO, LLC..

(3) General and administrative costs in fiscal 2002 include $1,527,000 of expense related to the litigation with BFBC, Ltd.

(4) Operating income (loss) for the fiscal year ended October 28, 2001 includes non-cash charges for the impairment of assets and facility closings totaling $15,385,000. The non-cash charges consist primarily of $14,487,000 for the impairment of certain long-lived assets of under-performing Grady's American Grill restaurants and $898,000 for store closing expenses and lease guarantee obligations.

(5) During fiscal 2000 the Company recorded a $10,000,000 non-cash charge to fully reserve for the Subordinated Note.

(6) Loss from discontinued operations for the fiscal year ended October 26, 2003 includes non-cash charges for the impairment of assets totaling $4,411,000. The non-cash charges are primarily for the impairment of certain long-lived assets of under-performing Grady's American Grill restaurants.

(7) On October 15, 2001, the Company acquired 42 restaurants from BBD Business Consultants, Ltd. and its affiliates. The Company's financial statements include the operating results from the date of acquisition.

(8) For reporting purposes, Porterhouse Steaks and Seafood is included in the Grady's American Grill operating segment.

(9) Fiscal years 2002 and 2003 have been restated from amounts previously reported to reflect certain adjustments as discussed in Item 7 `Restatement' and Note 1A to the Consolidated Financial Statements.

(10) Fiscal years 2000 and 2001 have been restated from amounts previously reported to reflect certain adjustments as discussed in Item 7 `Restatement' and Note 1A to the Consolidated Financial Statements.

As a result of the changes, the Company's financial statements as of October 28, 2001 and October 29, 2000 and for the fiscal years then ended have been adjusted as follows:

                                                    October 28, 2001
                                               --------------------------
                                                                  As
                                                               previously
                                               As restated      reported
                                               -----------     ----------
Depreciation and Amortization                  $    10,756     $   10,613
Other operating expenses                            49,495         49,368
Total restaurant operating expenses                174,988        174,718
Income from restaurant operations                   25,625         25,895
Operating loss                                      (5,819)        (5,549)
Loss income from continuing operations
Before income taxes                                (17,650)       (17,380)
Net income                                     $   (15,800)    $   15,530)
Basic net loss per share:

Continuing operations                          $     (1.58)    $    (1.56)
Net loss                                       $     (1.39)    $    (1.37)
Diluted net loss per share:

Continuing operations                          $     (1.58)    $    (1.56)
Net loss                                       $     (1.39)    $    (1.37)

Property & Equipment                               132,026        132,812
Total assets                                       180,185        180,971
Accrued liabilities                                 20,105         20,932
Deferred rent                                        1,848              -
Total liabilities                                  144,288        143,267
Accumulated deficit                               (214,277)      (212,470)
Total stockholders' equity                          18,573         20,380
Total stockholders' equity and liabilities     $   180,185     $  180,971

                                                    October 29, 2000
                                               --------------------------
                                                                  As
                                                               previously
                                               As restated      reported
                                               -----------     ----------
Depreciation and Amortization                  $    10,302     $   10,174
Other operating expenses                            47,449         47,345
Total restaurant operating expenses                171,359        171,127
Income from restaurant operations                   28,834         29,066
Operating income                                    10,812         11,044
Loss income from continuing operations
Before income taxes                                (12,558)       (12,326)
Net loss                                       $    (9,943)    $   (9,711)
Basic net loss per share:

Continuing operations                          $     (1.02)    $    (1.00)
Net loss                                       $     (0.81)    $    (0.79)
Diluted net loss per share:

Continuing operations                          $     (1.02)    $    (1.00)
Net loss                                       $     (0.81)    $    (0.79)

Property & Equipment                               139,405        140,048
Total assets                                       192,256        192,899
Accrued liabilities                                 20,259         20,964
Deferred rent                                        1,627              -
Total liabilities                                  138,009        137,115
Accumulated deficit                               (198,447)      (196,940)
Total stockholders' equity                          36,447         37,984
Total stockholders' equity and liabilities     $   192,256     $  192,899

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

      This report contains and incorporates forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about the Company's development plans and trends in the Company's operations and financial results. Forward-looking statements can be identified by the use of words such as "anticipates," "believes," "plans," "estimates," "expects," "intends," "may," and other similar expressions. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that the Company will actually achieve the plans, intentions and expectations discussed in these forward-looking statements. Actual results may differ materially. Among the risks and uncertainties that could cause actual results to differ materially are the following: the availability and cost of suitable locations for new restaurants; the availability and cost of capital to the Company; the ability of the Company to develop and operate its restaurants; the ability of the Company to sustain sales and margins in the increasingly competitive environment; the hiring, training and retention of skilled corporate and restaurant management and other restaurant personnel; the integration and assimilation of acquired restaurants; the overall success of the Company's franchisors; the ability to obtain the necessary government approvals and third-party consents; changes in governmental regulations, including increases in the minimum wage; the results of pending litigation; and weather and other acts of God. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

RESTATEMENT

Following a review of its accounting policy and in consultation with its independent registered public accounting firm, PricewaterhouseCoopers LLP, the Company has determined that it had incorrectly calculated its straight-line rent expense and related deferred rent liability. As a result, on February 9, 2005, the Company's Board of Directors concluded that the Company's previously filed financial statements for fiscal years through 2003 and the first three interim periods in 2004 should be restated. Historically, when accounting for leases with renewal options, the Company recorded rent expense on a straight-line basis over the initial non-cancelable lease term without regard for renewal options. The Company depreciated its buildings, leasehold improvements and other long-lived assets on those properties over a period that included both the initial non-cancelable term of the lease and all option periods provided for in the lease (or the useful life of the assets if shorter). The Company has restated its financial statements to recognize rent expense on a straight-line basis over the entire lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty such that at lease inception the renewal option is reasonably assured of exercise. The Company has also restated its financial statements to recognize depreciation on its buildings, leasehold improvements and other long-lived assets over the expected lease term, where the lease term is shorter than the useful life of the assets.

The Company also determined that $2,599,000 in fixed assets were improperly classified as Assets Held for Sale on October 26, 2003. The Company has reclassified these assets from Held for Sale to Property and Equipment on the October 26, 2003 balance sheet. This change did not affect results of operations, cash flows or total assets of the Company.

The restatement did not have any impact on the Company's previously reported total net cash flows, sales or same-restaurant sales or compliance with any covenant under its credit facility or other debt instruments.

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

      Income taxes. The Company has recorded a valuation allowance to reduce its deferred tax assets since it is more likely than not that some portion of the deferred assets will not be realized. Management has considered all available evidence both positive and negative, including the Company's historical operating results, estimates of future taxable income and ongoing feasible tax strategies in assessing the need for the valuation allowance. In estimating its deferred tax asset, management used its 2005 operating plan as the basis for a forecast of future taxable earnings. Management did not incorporate growth assumptions and limited the forecast to five years, the period that management believes it can project results that are more likely than not achievable. Absent a significant and unforeseen change in facts or circumstances, management re-evaluates the realizability of its tax assets in connection with its annual budgeting cycle.

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

GOING PRIVATE INFORMATION

      On June 15, 2004 a group of five shareholders led by Company CEO Daniel B. Fitzpatrick ("Fitzpatrick Group") presented the Board with a proposal to purchase all outstanding shares of common stock owned by the public shareholders. In addition to Mr. Fitzpatrick, the other members of the Fitzpatrick Group are James K. Fitzpatrick, Senior Vice President and Chief Development Officer; Ezra H. Friedlander, Director; Gerald O. Fitzpatrick, Senior Vice President, Burger King Division; John C. Firth, Executive Vice President and General Counsel; and William R. Schonsheck, a significant shareholder, who joined the Fitzpatrick Group on February 3, 2005. Under the terms of the transaction as originally proposed, the public holders of the outstanding shares of the Company would each receive $2.75 in cash in exchange for each of their shares. The purchase would take the form of a merger in which the Company would survive as a privately held corporation. The Fitzpatrick Group advised the Board that it was not interested in selling its shares to a third party, whether in connection with a sale of the Company or otherwise.

      On October 13, 2004, the special committee of independent directors established by the Company's Board approved in principle, by a vote of three to one, a transaction by which the Fitzpatrick Group would purchase all outstanding shares of common stock owned by the public shareholders. Under the terms of the proposed transaction, the public holders of the outstanding shares of the Company, other than members of the Fitzpatrick Group, would receive $3.20 in cash in exchange for each of their shares.

      On November 9, 2004, the Company entered into a definitive merger agreement with a newly-formed entity owned by the Fitzpatrick Group. Under the terms of the agreement, the public shareholders, other than members of the Fitzpatrick Group, will receive $3.20 in cash in exchange for each of their shares. Following the merger, the Company's common stock will no longer be traded on Nasdaq or registered with the Securities and Exchange Commission. The Fitzpatrick Group has agreed to vote their shares for and against approval of the transaction in the same proportion as the votes cast by all other shareholders voting at the special meeting to be held to vote on the transaction. The agreement provides that if the shareholders do not approve the transaction, the Company will reimburse the Fitzpatrick Group for its reasonable out-of-pocket expenses not to exceed $750,000. The agreement is subject to customary conditions, including financing and the approval of the Company's shareholders and franchisors.

          For an understanding of the significant factors that influenced the Company's performance during the past three fiscal years, the following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere in this Annual Report.

RESULTS OF OPERATIONS

The following table reflects the percentages that certain items of revenue and expense bear to total revenues.

                                                                            Fiscal Year Ended
                                                             October 31,       October 26,       October 27,
                                                                2004              2003              2002
                                                             -----------      -------------     -------------
                                                                              (As restated)     (As restated)
                                                             -----------      -------------     -------------
                                                                                   (1)               (1)
Restaurant sales:
    Burger King                                                  52.6%            52.4%             52.1%
    Chili's Grill & Bar                                          37.8             36.8              31.8
    Italian Dining Division                                       7.1              8.0               7.2
    Grady's American Grill                                        2.5              2.8               8.9
                                                                -----            -----             -----
Total revenues                                                  100.0            100.0             100.0
                                                                -----            -----             -----
Operating expenses:
    Restaurant operating expenses:
       Food and beverage                                         27.8             27.0              27.7
       Payroll and benefits                                      28.9             29.1              29.3
       Depreciation and amortization                              4.1              4.6               4.2
       Other operating expenses                                  26.0             26.0              25.0
                                                                -----            -----             -----
Total restaurant operating expenses                              86.8             86.7              86.2
                                                                -----            -----             -----
Income from restaurant operations                                13.2             13.3              13.8
                                                                -----            -----             -----

    General and administrative                                    6.9              7.3               7.9
    Amortization of intangibles                                   0.1              0.2               0.2
    Facility closing costs                                          -                -               0.1
                                                                -----            -----             -----
Operating income                                                  6.2              5.8               5.6
                                                                -----            -----             -----
Other income (expense):
    Interest expense                                             (2.8)            (3.3)             (3.3)
    Minority interest in earnings                                (1.0)            (1.2)             (1.3)
    Recovery of note receivable                                     -              1.6                 -
    Stock purchase expense                                          -             (0.6)                -
    Gain (loss) on sale of property and equipment                (0.1)               -               0.4
    Other income, net                                             0.1              0.5               0.3
                                                                -----            -----             -----
Total other expense, net                                         (3.8)            (3.0)             (3.9)
                                                                -----            -----             -----
Income from continuing operations before income taxes             2.4              2.8               1.7
Income tax provision                                              1.0              1.5               0.2
                                                                -----            -----             -----
Income from continuing operations                                 1.4              1.3               1.5
Income (loss) from discontinued operations, net of tax           (0.5)            (1.1)              0.5
                                                                -----            -----             -----
Net income                                                        0.9%             0.2%              2.0%
                                                                -----            -----             -----

(1) See Note 1A to the Consolidated Financial Statements.

FISCAL YEAR 2004 COMPARED TO FISCAL YEAR 2003

      Restaurant sales in fiscal 2004 were $232,096,000, an increase of 5.8% or $12,765,000, compared to restaurant sales of $219,331,000 in fiscal 2003. The Company had increased revenue of $3,798,000 due to an additional sales week in fiscal 2004 (53 week year) versus fiscal 2003 (52 week year). Additionally, the increase was due to a $7,200,000 increase in restaurant sales in the Company's quick service segment and a $5,565,000 increase in restaurant sales in the Company's full service segment. As a result of the adoption of Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company has classified the revenues, expenses and related assets and liabilities of four Grady's American Grill restaurants sold during fiscal 2003, four restaurants that met the criteria for `held for sale' treatment in fiscal 2003, and five that met the criteria in fiscal 2004, as discontinued operations.

      The Company's Burger King restaurant sales were $122,183,000 in fiscal 2004 compared to sales of $114,983,000 in fiscal 2003, an increase of $7,200,000. The Company had increased revenue of $2,189,000 due to an additional sales week in fiscal 2004 (53 week year) versus fiscal 2003 (52 week year). The Company had increased revenue of $3,958,000 from the three new restaurants opened in fiscal 2003, the five restaurants purchased from a third party in the third quarter of fiscal 2004, and the one new restaurant opened in the fourth quarter of fiscal 2004. The Company's Burger King restaurants' average weekly sales increased to $19,234 in fiscal 2004 versus $18,998 in fiscal 2003. Sales at restaurants open for more than one year increased 0.6% in fiscal 2004 when compared to the same period in fiscal 2003. During the third quarter of fiscal 2004 Burger King introduced some appealing new products and had improved promotional campaigns. The Company believes these actions were responsible for the positive same store sales results.

      The Company's Chili's Grill & Bar restaurant sales increased $7,007,000 to $87,717,000 in fiscal 2004 compared to restaurant sales of $80,710,000 in fiscal 2003. The Company had increased revenue of $1,202,000 due to an additional sales week in fiscal 2004 (53 week year) versus fiscal 2003 (52 week year). The Company had increased revenue of $7,084,000 due to additional sales weeks from two new restaurants opened in fiscal 2004 and three restaurants opened in fiscal 2003 that were open for a first full year in fiscal 2004. The Company's Chili's Grill & Bar restaurants average weekly sales decreased to $43,662 in fiscal 2004 versus $44,518 in fiscal 2003. Sales at restaurants open for more than one year decreased 2.0% in fiscal 2004 when compared to the same period in fiscal 2003. The Company believes that the sales decrease it experienced in fiscal 2004 was mainly due to increased competition in the full service restaurant segment.

      The Company's Grady's American Grill restaurant sales were $5,789,000 in fiscal 2004 compared to sales of $6,078,000 in fiscal 2003, a decrease of $289,000. The Company had increased revenue of $120,000 due to an additional sales week in fiscal 2004 (53 week year) versus fiscal 2003 (52 week year). As a result of the adoption of Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company has classified the revenues of four Grady's American Grill restaurants sold during fiscal 2003, four restaurants that met the criteria for "held for sale" treatment in fiscal 2003 and five that met the criteria in fiscal 2004, as discontinued operations. The remaining three Grady's American Grill restaurants had average weekly sales of $36,416 in fiscal 2004 versus $38,961 in fiscal 2003, a decrease of 6.5%. The Company believes sales declines in its Grady's American Grill division resulted from competitive intrusion and the Company's inability to efficiently market this concept.

      The Company's Italian Dining Division's restaurant sales decreased $1,153,000 to $16,407,000 in fiscal 2004 when compared to restaurant sales of $17,560,000 in fiscal 2003. The Company had increased revenue of $287,000 due to an additional sales week in fiscal 2004 (53 week year) versus fiscal 2003 (52 week year). The Italian Dining Division's average weekly sales decreased to $34,396 in fiscal 2004 from $37,522 in fiscal 2003. Sales at restaurants open for more than one year decreased 8.6% in fiscal 2004 when compared to the same period in fiscal 2003. The Company believes that the sales declines it experienced in its Italian Dining Division resulted primarily from competitive intrusion.

      Total restaurant operating expenses were $201,469,000 in fiscal 2004, compared to $190,245,000 in fiscal 2003. As a percentage of total restaurant sales, total restaurant operating expenses increased 0.1% to 86.8% in fiscal 2004 from 86.7% in fiscal 2003. The following factors influenced the operating margins:

      Food and beverage costs were $64,409,000 in fiscal 2004, compared to $59,271,000 in fiscal 2003. As a percentage of total restaurant sales, food and beverage costs increased 0.8% to 27.8% in fiscal 2004 from 27.0% in fiscal 2003. During fiscal 2004 food and beverage costs, as a percentage of sales, increased in both the quick service segment and the full service segment. The increases were mainly due to higher dairy, produce and beef costs.

      Payroll and benefits were $67,182,000 in fiscal 2004, compared to $63,923,000 in fiscal 2003. As a percentage of total restaurant sales, payroll and benefits decreased to 28.9% in fiscal 2004 versus 29.1% in fiscal 2003. Payroll and benefits, as a percentage of sales, decreased in the quick service segment and in the Chili's division within the full service segment. The decrease, as a percent of sales, was mainly due to the Company's continued focus on reducing payroll costs.

      Depreciation and amortization decreased $559,000 to $9,599,000 in fiscal 2004 compared to $10,158,000 in fiscal 2003. As a percentage of total restaurant sales, depreciation and amortization decreased to 4.1% in fiscal 2004 compared to 4.6% in fiscal 2003. The decrease in depreciation expense was mainly due to an increased portion of the fixed assets being fully depreciated.

      Other restaurant operating expenses include rent and utilities, royalties, promotional expense, repairs and maintenance, property taxes and insurance. Other restaurant operating expenses increased $3,386,000 to $60,279,000 in fiscal 2004 compared to $56,893,000 in fiscal 2003. The increase was mainly due to the increased number of Chili's and Burger King restaurants operating in fiscal 2004 versus fiscal 2003. Other restaurant operating expenses, as a percentage of total restaurant sales, remained consistent at 26.0% in fiscal 2004 and fiscal 2003.

      Income from restaurant operations increased $1,541,000 to $30,627,000, or 13.2% of revenues, in fiscal 2004 compared to $29,086,000, or 13.3% of revenues, in fiscal 2003. Income from restaurant operations in the Company's quick service segment increased $1,162,000 and the Company's full service segment increased $46,000 from the prior year.

      General and administrative expenses, which include corporate and district management costs, were $15,997,000 in fiscal 2004, compared to $16,068,000 in fiscal 2003, a decrease of $71,000. As a percentage of total restaurant sales, general and administrative expenses decreased to 6.9% in fiscal 2004 compared to 7.3% in fiscal 2003. The decrease in general and administrative costs, as a percentage of sales, was mainly due to the Company being able to increase sales while slightly reducing general and administrative costs.

      The Company had operating income of $14,461,000 in fiscal 2004 compared to operating income of $12,744,000 in fiscal 2003.

      Total interest expense decreased to $6,546,000 in fiscal 2004 from $7,143,000 in fiscal 2003. The decrease was mainly due to lower debt levels.

      Minority interest in earnings pertains to certain related party affiliates that are variable interest entities (VIE). The Company holds no direct ownership or voting interest in any VIE. Minority interest in earnings was $2,397,000 in fiscal 2004 versus $2,678,000 in fiscal 2003. See Note 2 in the Company's consolidated financial statements for further discussion.

      During the third quarter of fiscal 2003, one of the consolidated VIE's (See Note 2 in the Company's consolidated financial statements) purchased all 1,148,014 shares of the Company's common stock owned by NBO, LLC, for approximately $4.1 million. As a result of this transaction, the Company incurred a one-time, non-cash charge of $1,294,000, which is equal to the premium to the market price that the VIE paid for the shares. The Company did not have any similar charges in fiscal 2004.

      During the second quarter of fiscal 2003, the Company recorded a $3,459,000 gain on the collection of a note receivable that had previously been written off. The Company did not have any similar gain in fiscal 2004.

      Income tax expense of $2,342,000 was recorded in fiscal 2004 compared to $3,293,000 in fiscal 2003. This decrease was due to a decrease in income from continuing operations and a decrease in the effective tax rate. The effective tax rate in fiscal 2003 was higher than fiscal 2004 primarily due to the tax effect of the stock purchase expense incurred in fiscal 2003, which is a permanent difference, and the increase to the valuation allowance recorded in fiscal 2003. At the end of fiscal 2004, the Company reviewed its valuation reserve against its deferred tax asset consistent with its historical practice. The Company's assessment of its ability to realize the net deferred tax asset was based on the weight of both positive and negative evidence, including the taxable income of its current operations. The Company believes the positive evidence includes the Company's profitability in 2004, 2003 and 2002, consistent historical profitability of its Chili's and Burger King divisions, and the resolution of substantially all of its bagel-related contingent liabilities. The Company believes the negative evidence includes the persistent negative trends in its Grady's American Grill division, recent same store sales declines in its Italian Dining division and statutory limitations on available carryforward tax benefits. In estimating its deferred tax asset, management used its 2005 operating plan as the basis for a forecast of future taxable earnings. Management did not incorporate growth assumptions and limited the forecast to five years, the period that management believes it can project results that are more likely than not achievable. Absent a significant and unforeseen change in facts or circumstances, management re-evaluates the realizability of its tax assets in connection with its annual budgeting cycle.

      Based on its assessment and using the methodology described above, management believes more likely than not the net deferred tax asset will be realized. The Company is currently profitable and management believes the issues that gave rise to historical losses have been substantially resolved with no impact on its continuing businesses. Moreover, the Company's Burger King and Chili's businesses have been historically, and continue to be, profitable. Nonetheless, realization of the net deferred tax asset will require approximately $27 million of future taxable income. The Company operates in a very competitive industry that can be significantly affected by changes in local, regional or national economic conditions, changes in consumer tastes, weather conditions and various other consumer concerns. Accordingly, the amount of the deferred tax asset considered by management to be realizable, more likely than not, could change in the near term if estimates of future taxable income change. This could result in a charge to, or increase in, income in the period such determination is made.

      The Company has net operating loss carryforwards of approximately $53.4 million as well as FICA tip credits and alternative minimum tax credits of $5.8 million. At the end of fiscal 2004 the Company had a valuation reserve against its deferred tax asset of $25.2 million resulting in a net deferred tax asset of $8.3 million.

      Discontinued operations includes four Grady's American Grill restaurants sold during fiscal 2003, four restaurants that met the criteria for `held for sale' treatment in fiscal 2003 and five that met the criteria in fiscal 2004. The decision to dispose of these locations reflects the Company's ongoing process of evaluating the performance and cash flows of its various restaurant locations and using the proceeds from the sale of closed restaurants to reduce outstanding debt. The net loss from discontinued operations for fiscal 2004 was $1,090,000 versus a net loss of $2,351,000 in fiscal 2003. Discontinued operations for the fiscal year ended October 31, 2004 includes charges for the impairment of assets and facility closing costs totaling $2,357,000. Discontinued operations for the fiscal year ended October 26, 2003 includes charges for the impairment of assets and facility closing costs totaling $4,631,000. The total restaurant sales from discontinued operations for fiscal 2004 were $8,179,000 versus $16,249,000 in fiscal 2003.

      The net income in fiscal 2004 was $2,221,000, or $0.22 per share on a diluted basis, compared to a net income of $399,000, or $0.04 per share on a diluted basis, in fiscal 2003.

FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002

      Restaurant sales in fiscal 2003 were $219,331,000, a decrease of 7.7% or $18,389,000, compared to restaurant sales of $237,720,000 in fiscal 2002. The decrease was due to a $8,812,000 decrease in restaurant sales in the Company's quick service segment and a $9,577,000 decrease in restaurant sales in the Company's full service segment. As a result of the adoption of Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company has classified the revenues, expenses and related assets and liabilities of four Grady's American Grill restaurants that were sold in fiscal 2003, four Grady's American Grill restaurants that met the criteria for `held for sale' treatment in fiscal 2003 and five that met the criteria in fiscal 2004, as discontinued operations in the accompanying consolidated financial statements.

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

      The Company's Chili's Grill & Bar restaurant sales increased $4,950,000 to $80,710,000 in fiscal 2003 compared to restaurant sales of $75,760,000 in fiscal 2002. The Company had increased revenue of $3,716,000 due to additional sales weeks from three new restaurants opened in fiscal 2003 and one restaurant opened in fiscal 2002 that was open for its first full year in fiscal 2003. The Company's Chili's Grill & Bar restaurants average weekly sales increased to $44,518 in fiscal 2003 versus $43,868 in fiscal 2002. Sales at restaurants open for more than one year increased 2.1% in fiscal 2003 when compared to the same period in fiscal 2002. The Company believes that the sales increases it experienced in fiscal 2003 resulted from the application of the Company's disciplined operating systems and successful marketing and menu strategies by the franchisor.

      The Company's Grady's American Grill restaurant sales were $6,078,000 in fiscal 2003 compared to sales of $21,113,000 in fiscal 2002, a decrease of $15,035,000. The Company sold or closed 18 units in fiscal 2002. The absence of these units accounted for $14,061,000 of the sales decrease during fiscal 2003. The Company sold four units in fiscal 2003, had four additional units that met the criteria for `held for sale' treatment in fiscal 2003 and five that met the criteria in fiscal 2004. As required by SFAS 144 the results of operations for these restaurants have been classified as discontinued operations for all periods reported. The remaining three Grady's American Grill restaurants had average weekly sales of $38,961 in fiscal 2003 versus $44,807 in fiscal 2002, a decrease of 13.0%. The Company believes sales declines in its Grady's American Grill division resulted from competitive intrusion and the Company's inability to efficiently market this concept.

      During the second quarter of fiscal 2003 the Company closed three Grady's American Grill restaurants. The Company sold four Grady's American Grill restaurants in fiscal 2003 receiving net proceeds of $4.8 million. In light of these disposals and the continued decline in sales and cash flow in its Grady's American Grill division, in the second quarter of fiscal 2003, the Company reviewed the carrying amounts for the balance of its Grady's American Grill Restaurant assets. The Company estimated the future cash flows expected to result from the continued operation and the residual value of the remaining restaurant locations in the division and concluded that, in eight locations, the undiscounted estimated future cash flows were less than the carrying amount of the related assets. Accordingly, the Company concluded that these assets had been impaired. The Company measured the impairment and recorded an impairment charge related to these assets aggregating $4,411,000 in the second quarter of fiscal 2003, consisting of a reduction in the net book value of the Grady's American Grill trademark of $2,882,000 and a reduction in the net book value of certain fixed assets in the amount of $1,529,000. The impairment charge was recorded as a component of discontinued operations. In determining the fair value of the aforementioned restaurants, the Company relied primarily on discounted cash flow analyses that incorporated an investment horizon of five years and utilized a risk adjusted discount factor.

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

      The Company's Italian Dining Division's restaurant sales increased $508,000 to $17,560,000 in fiscal 2003 when compared to restaurant sales of $17,052,000 in fiscal 2002. The Company had increased revenue of $1,730,000 due to additional sales weeks from one new restaurant opened in fiscal 2002. The Italian Dining Division's average weekly sales decreased to $37,522 in fiscal 2003 from $40,122 in fiscal 2002. Sales at restaurants open for more than one year decreased 7.3% in fiscal 2003 when compared to the same period in fiscal

2002. The Company believes that the sales declines it experienced in its Italian Dining Division resulted primarily from competitive intrusion and the Company's inability to efficiently market this concept.

      Total restaurant operating expenses were $190,245,000 in fiscal 2003, compared to $205,021,000 in fiscal 2002. As a percentage of restaurant sales, total restaurant operating expenses increased to 86.7% in fiscal 2003 from 86.2% in fiscal 2002. The following factors influenced the operating margins:

      Food and beverage costs were $59,271,000 in fiscal 2003, compared to $65,912,000 in fiscal 2002. As a percentage of total restaurant sales, food and beverage costs decreased 0.7% to 27.0% in fiscal 2003 from 27.7% in fiscal 2002. During fiscal 2003 food and beverage costs, as a percentage of sales, improved in both the quick service segment and the full service segment. The improvement in the quick service segment was mainly due to improved margins in the Company's Grand Rapids, Michigan Burger King market. The Company acquired these restaurants on October 15, 2001, and has implemented new procedures that have reduced food costs as a percentage of sales. The decrease in the full service segment was mainly due to the reduced number of Grady's American Grill restaurants, which historically have had higher food and beverage costs, as a percentage of total restaurant sales, than the Company's other full service concepts.

      Payroll and benefits were $63,923,000 in fiscal 2003, compared to $69,571,000 in fiscal 2002. As a percentage of total restaurant sales, payroll and benefits decreased to 29.1% in fiscal 2003 from 29.3% in fiscal 2002. Payroll and benefits, as a percentage of sales, increased in the quick service segment and decreased in the full service segment. The increase in the quick service segment was mainly due to a decrease in average weekly sales. The decrease in the full service segment was mainly due to the reduced number of Grady's American Grill restaurants, which historically have had higher payroll and benefit costs, as a percentage of total restaurant sales, than the Company's other full service concepts.

      Depreciation and amortization increased $89,000 to $10,158,000 in fiscal 2003 compared to $10,069,000 in fiscal 2002. As a percentage of total restaurant sales, depreciation and amortization increased to 4.6% in fiscal 2003 compared to 4.2% in fiscal 2002. The increase, as a percentage of revenues, was mainly due to the decrease in average weekly sales at the Company's Burger King, Italian Dining and Grady's American Grill restaurants.

      Other restaurant operating expenses include rent and utilities, royalties, promotional expense, repairs and maintenance, property taxes and insurance. Other restaurant operating expenses decreased $2,576,000 to $56,893,000 in fiscal 2003 compared to $59,469,000 in 2002. The decrease was mainly due to the reduced number of Grady's American Grill restaurants operating in fiscal 2003 versus fiscal 2002. Other restaurant operating expenses, as a percentage of total restaurant sales, increased to 26.0% in fiscal 2003 versus 25.0% in fiscal 2002. The increase, as a percentage of revenues, was mainly due to the decrease in average weekly sales at the Company's Burger King, Italian Dining and Grady's American Grill restaurants.

      Income from restaurant operations decreased $3,613,000 to $29,086,000, or 13.3% of revenues, in fiscal 2003 compared to $32,699,000, or 13.8% of revenues, in fiscal 2002. Income from restaurant operations in the Company's quick service segment decreased $3,372,000 while the Company's full service segment decreased $159,000 from the prior year.

      General and administrative expenses, which include corporate and district management costs, were $16,068,000 in fiscal 2003, compared to $18,715,000 in fiscal 2002. As a percentage of total restaurant sales, general and administrative expenses decreased to 7.3% in fiscal 2003 compared to 7.9% in fiscal 2002. In fiscal 2002 the Company incurred approximately $1,527,000 in legal expense for bagel-related litigation compared to $289,000 in legal expense in fiscal 2003. The Company also had $1,059,000 less in bonus expense in fiscal 2003 than in fiscal 2002.

      Amortization of intangibles was $364,000 in fiscal 2003, compared to $431,000 in fiscal 2002. The decrease was due to the decreased number of Grady's American Grill restaurants operated by the Company. As a percentage of total restaurant sales, amortization of intangibles remained consistent at 0.2% in fiscal 2003 and fiscal 2002.

      The Company incurred $220,000 in facility closing costs in fiscal 2003 that have been recorded in discontinued operations and reversed $90,000 in facility closing costs, which have been recorded in continuing operations, because actual facility closing costs were lower than the Company's original estimates.

      The Company had operating income of $12,744,000 in fiscal 2003 compared to operating income of $13,198,000 in fiscal 2002.

      Total interest expense decreased to $7,143,000 in fiscal 2003 from $7,916,000 in fiscal 2002. The decrease was due to lower interest rates and lower debt levels.

      During the third quarter of fiscal 2003, one of the consolidated VIE's (See Note 2 to the Company's consolidated financial statements) purchased all 1,148,014 shares of the Company's common stock owned by NBO, LLC, for approximately $4.1 million. As a result of this transaction, the Company incurred a one-time, non-cash charge of $1,294,000, which is equal to the premium to the market price that the VIE paid for the shares.

      During the second quarter of fiscal 2003, the Company recorded a $3,459,000 gain on the collection of a note receivable that had previously been written off. The Company did not have any similar activity in fiscal 2002.

      Minority interest in earnings pertains to certain related party affiliates that are variable interest entities (VIE). The Company holds no direct ownership or voting interest in the VIE's. Minority interest in earnings was $2,678,000 in fiscal 2003 versus $3,010,000 in fiscal 2002. See Note 2 in the Company's consolidated financial statements for further discussion.

      Income tax expense of $3,293,000 was recorded in fiscal 2003 compared to $522,000 in fiscal 2002. The Company recognized $2,317,000 in federal tax expense in fiscal 2003 versus a tax benefit of $826,000 in fiscal 2002. At the end of fiscal 2003, the Company reviewed its valuation reserve against its deferred tax asset consistent with its historical practice. The Company's assessment of its ability to realize the net deferred tax asset was based on the weight of both positive and negative evidence, including the taxable income of its current operations. The Company operates in a very competitive industry that can be significantly affected by changes in local, regional or national economic conditions, changes in consumer tastes, weather conditions and various other consumer concerns. Accordingly, the amount of the deferred tax asset considered by management to be realizable, more likely than not, could change in the near term if estimates of future taxable income change. This could result in a charge to, or increase in, income in the period such determination is made.

      The Company has net operating loss carryforwards of approximately $56.9 million as well as FICA tip credits and alternative minimum tax credits of $5.1 million. The alternative minimum tax credits of $191,000 do not expire. At the end of fiscal 2003 the Company had a valuation reserve against its deferred tax asset of $25.2 million resulting in a net deferred tax asset of $9.0 million.

      Discontinued operations includes four Grady's American Grill restaurants sold during fiscal 2003, four restaurants that met the criteria for `held for sale' treatment in fiscal 2003 and five that met the criteria in fiscal 2004. The decision to dispose of these locations reflects the Company's ongoing process of evaluating the performance and cash flows of its various restaurant locations and using the proceeds from the sale of closed restaurants to reduce outstanding debt. The net loss from discontinued operations for fiscal 2003 was $2,351,000 versus income of $1,250,000 in fiscal 2002. Discontinued operations for the fiscal year ended October 26, 2003 includes non-cash charges for the impairment of assets totaling $4,411,000. The total restaurant sales from discontinued operations for fiscal 2003 were $16,249,000 versus $23,805,000 in fiscal 2002.

      The net income in fiscal 2003 was $399,000, or $0.04 per diluted share, compared to a net income of $4,731,000, or $0.42 per diluted share, in fiscal 2002.

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

      Quick Service. The quick service segment of the restaurant industry is a very mature and competitive segment, which is dominated by several national chains. Market share is gained through national media campaigns promoting specific sandwiches, usually at a discounted price. The national chains extend marketing efforts to include nationwide premiums and movie tie-ins. During fiscal 2004, the quick service hamburger segment of the restaurant industry experienced positive growth. The fast food hamburger segment moved away from deep discounting and has focused more on full priced products. To date in fiscal 2005, the positive sales momentum has continued in the quick service hamburger segment. The Company believes that Burger King must continue to introduce appealing new products and promotional campaigns to successfully compete for market share in the quick service segment.

      Full Service. The full service segment of the restaurant industry is also mature and competitive. This segment has a few national companies that utilize national media efficiently. This segment also has numerous regional and local chains that provide service and products comparable to the national chains but which cannot support significant marketing campaigns.

      During fiscal 2004, the Company experienced lower average unit volumes in its Chili's division. While the comparable store sales trends were not as good as the Company had expected, the Company expects average unit volumes to stabilize in fiscal 2005.

      During fiscal 2004, the Company experienced deterioration in its Italian Dining division's profitability. The Company has experienced significant competitive intrusion in the markets where it has Italian Dining restaurants. The Company expects the competitive pressures to continue in fiscal 2005.

      During fiscal 2004, the results of the Company's Grady's American Grill division did not meet the Company's expectations. The Company believes that the results in this division were negatively affected by competitive intrusion in the Company's markets and limitations in the Company's ability to efficiently market its Grady's American Grill restaurants. The Company expects the competitive pressures to continue in fiscal 2005.

      Income taxes. The Company has recorded a valuation allowance to reduce its deferred tax assets since it is more likely than not that some portion of the deferred assets will not be realized. Management has considered all available evidence, both positive and negative, including the Company's historical operating results, estimates of future taxable income and ongoing feasible tax strategies in assessing the need for the valuation allowance. The Company believes the positive evidence includes the Company's profitability in 2004, 2003 and 2002, the consistent historical profitability of its Chili's and Burger King divisions, and the resolution of substantially all of its bagel-related contingent liabilities. The Company believes the negative evidence includes the persistent negative trends in its Grady's American Grill division, the recent same store sales declines in its Italian Dining division and statutory limits on available carryforward tax benefits. In estimating its deferred tax asset, management used its 2005 operating plan as the basis for a forecast of future taxable earnings. Management did not incorporate growth assumptions and limited the forecast to five years, the period that management believes it can project results that are more likely than not achievable. Absent a significant and unforeseen change in facts or circumstances, management re-evaluates the realizability of its tax assets in connection with its annual budgeting cycle.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Company's principal sources and uses of cash:

(Dollars in thousands)

                                                    Fiscal Year Ended
                                             October 31,   October 26,   October 27,
                                                2004          2003          2002
                                             -----------   -----------   -----------
Net cash provided by operating activities    $    18,594   $    14,187   $    16,087

Cash flows from investing activities:
  Purchase of property and equipment              (8,804)       (9,570)      (16,102)
  Purchase of other assets                          (863)         (892)       (1,013)
  Proceeds from the sale of assets                 8,672         4,782        15,517

Cash flow from financing activities:
  Repayment of long-term debt, net               (14,831)       (3,078)      (13,268)
  Purchase of treasury stock                           -        (4,073)            -
  Loan financing fees                                  -             -          (619)
  Cash distributions to minority interest         (3,235)       (3,451)       (3,758)

Cash provided by discontinued operations             327         2,366         2,266

      The Company requires capital principally for building or acquiring new restaurants, replacing equipment and remodeling existing restaurants. During the three year period ended October 31, 2004, the Company financed these activities principally using cash flows from operations and proceeds from the sale of assets. The Company's restaurants generate cash immediately through sales. As is customary in the restaurant industry, the Company does not have significant assets in the form of trade receivables or inventory, and customary payment terms generally result in several weeks of trade credit from its vendors. Therefore, the Company's current liabilities have historically exceeded its current assets.

      In fiscal 2004, net cash provided by operating activities was $18,594,000 compared to $14,187,000 in fiscal 2003. The increase in net cash provided by operating activities was due to higher income from restaurant operations, lower interest expense and changes in operating liabilities that provided cash.

      During fiscal 2004, the Company had $8,804,000 in capital expenditures in connection with the opening of new restaurants and the refurbishing of existing restaurants. During fiscal 2004, the Company purchased the leasehold improvements and restaurant equipment of six existing quick service restaurants for $1,076,000 and built two new full service restaurants.

      During fiscal 2004, the Company received $8,672,000 in net proceeds from the sale of assets, mainly from the sale of six Grady's American Grill restaurants.

      The Company had a net repayment of $12,975,000 under its revolving credit agreement during fiscal 2004. As of October 31, 2004, the Company's revolving credit agreement had an additional $7,395,000 available for future borrowings. The Company's average borrowing rate on October 31, 2004 was 4.66%. The revolving credit agreement is subject to certain restrictive covenants that require the Company, among other things, to achieve agreed upon levels of cash flow. Under the revolving credit agreement the Company's funded debt to consolidated cash flow ratio may not exceed 3.50 and its fixed charge coverage ratio may not be less than 1.50 on October 31, 2004. The Company was in compliance with these requirements with a funded debt to consolidated cash flow ratio of 3.13 and a fixed charge coverage ratio of 1.70 as of and for the period ended October 31, 2004.

      The Company's primary cash requirements in fiscal 2005 will be capital expenditures in connection with the opening of new restaurants, remodeling of existing restaurants, maintenance expenditures, and the reduction of debt under the Company's debt agreements. During fiscal 2005, the Company anticipates opening one full service restaurant. The Company does not plan to open any new quick service restaurants. The Company also plans to renovate approximately six quick service restaurants and six full service restaurants during fiscal 2005. While the

Company's capital expenditures for fiscal 2005 are expected to range from $8,000,000 to $10,000,000, if the Company has alternative uses or needs for its cash, the Company believes it could reduce such planned expenditures without affecting its current operations. The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new restaurants opened, whether the Company owns or leases new units and the actual expense related to the renovation and maintenance of existing units. The Company has debt service requirements of approximately $1,792,000 in fiscal 2005, consisting primarily of the principal payments required under its mortgage facility.

      The Company anticipates that its cash flow from operations, together with the $7,395,000 available under its revolving credit agreement as of October 31, 2004, will provide sufficient funds for its operating, capital expenditure, debt service and other requirements through the end of fiscal 2005.

      As of October 31, 2004, the Company had a financing package totaling $89,066,000, consisting of a $40,000,000 revolving credit agreement (the "Bank Facility") and a $49,066,000 mortgage facility (the "Mortgage Facility"), as described below.

      The Mortgage Facility currently includes 34 separate mortgage notes, with initial terms of either 15 or 20 years. The notes have fixed rates of interest of either 9.79% or 9.94%. The notes require equal monthly interest and principal payments. The mortgage notes are collateralized by a first mortgage/deed of trust and security agreement on the real estate, improvements and equipment on 19 of the Company's Chili's restaurants (nine of which the Company mortgaged its leasehold interest) and 15 of the Company's Burger King restaurants (three of which the Company mortgaged its leasehold interest). These restaurants had a net book value of $33,107,000 at October 31, 2004. The mortgage notes contain, among other provisions, financial covenants that require the Company to maintain a consolidated fixed charge coverage ratio of at least 1.30 for each of six subsets of the financed properties.

      The Company was not in compliance with the required consolidated fixed charge coverage ratio for one of the subsets of the financed properties as of October 31, 2004. This subset is comprised solely of Burger King restaurants and had a fixed charge coverage ratio of 1.09. Outstanding obligations under this subset totaled $8,966,000 at October 31, 2004. The Company sought and obtained a waiver for this covenant default from the mortgage lender through November 27, 2005. If the Company is not in compliance with the covenant as of November 27, 2005, the Company will most likely seek an additional waiver. The Company believes it would be able to obtain such waiver but there can be no assurance thereof. If the Company is unable to obtain such waiver, it is contractually entitled to pre-pay the outstanding balances under one or more of the separate mortgage notes such that the remaining properties in the subset would meet the required ratio. However, any such prepayments would be subject to prepayment premiums and to the Company's ability to maintain its compliance with the financial covenants in its revolving credit agreement. Alternatively, the Company is contractually entitled to substitute one or more better performing restaurants for under-performing restaurants such that the reconstituted subsets of properties would meet the required ratio. However, any such substitutions would require the consent of the lenders in the revolving credit agreement. For these reasons, the Company believes that its rights to prepay mortgage notes or substitute properties, where reasonably possible, may be impractical depending on the circumstances existing at the time.

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

      The Bank Facility provides for borrowings at the adjusted LIBOR rate plus a contractual spread which is as follows:

RATIO OF FUNDED DEBT
TO CASH FLOW                                       LIBOR MARGIN
--------------------                               ------------
Greater than or equal to 3.5x                          3.00%
Less than 3.5x but greater than or equal to 3.0x       2.75%
Less than 3.0x but greater than or equal to 2.5x       2.25%
Less than 2.5x                                         1.75%

      The Bank Facility also contains covenants requiring maintenance of funded debt to cash flow and fixed charge coverage ratios as follows:

MAXIMUM FUNDED DEBT
TO CASH FLOW RATIO            COVENANT
-------------------           --------
Fiscal 2002
Q2  through Q4                  4.00

Fiscal 2003
Q1 through Q3                   4.00
Q4                              3.75

Fiscal 2004
Q1 through Q3                   3.75
Q4                              3.50

Fiscal 2005
Q1 through Q2                   3.50
Thereafter                      3.00

FIXED CHARGE COVERAGE RATIO     1.50

      The Company's funded debt to consolidated cash flow ratio may not exceed
3.50 through the second quarter of fiscal 2005 and 3.00 by the end of fiscal 2005 and thereafter. The Company's funded debt to consolidated cash flow ratio on October 31, 2004 was 3.13. To maintain the required ratios throughout fiscal 2005, the Company plans to continue its efforts to optimize cash flow from its restaurant operations. If the Company does not maintain the required funded debt to consolidated cash flow ratio, that would constitute an event of default under the Bank Facility. The Company would then need to seek waivers from its lenders or amendments to the covenants.

      The Company has adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", as revised by the FASB in December 2003 (FIN 46R), (See Note 2 to the Company's consolidated financial statements). As a result of the adoption of this Interpretation, the Company changed its consolidation policy whereby the accompanying consolidated financial statements now include the accounts of Quality Dining, Inc., its wholly owned subsidiaries, and certain related party affiliates that are variable interest entities (VIE). The Company holds no direct ownership or voting interest in any VIE. Additionally, the creditors and beneficial interest holders of each VIE have no recourse to the general credit of the Company. The VIE bank debt totaled $7,204,000 at October 31, 2004, and $5,430,000 of that debt was classified as current debt.

      The Company has long-term contractual obligations primarily in the form of lease and debt obligations. The following table summarizes the Company's contractual obligations and their aggregate maturities as of October 31, 2004:

                                                        Payment Due by Fiscal Year
                                                        ---------------------------
                                                                                        2010 and
Contractual Obligations           2005        2006       2007       2008      2009      thereafter     Total
(Dollars in thousands)           -------    -------    -------    -------    -------   -----------   --------
Mortgage debt-principal          $ 1,792    $ 1,985    $ 2,175    $ 2,316     $2,555   $    31,907   $ 42,730
Mortgage debt-interest             4,383      4,199      3,998      3,527      3,288        16,463     35,858
Revolver debt                          -     30,625          -          -          -             -     30,625
Variable interest entity debt      5,429        234        220      1,321          -             -      7,204
Operating leases                   7,217      6,533      6,231      5,654      5,419        19,592     50,646
Construction commitments              50          -          -          -          -             -         50
                                 -------    -------     ------    -------    -------   -----------   --------
    Total contractual cash
    obligations                  $18,871    $43,576    $12,624    $12,818    $11,262   $   67,962    $167,113
                                 -------    -------    -------    -------    -------   -----------   --------

      On June 15, 2004 a group of five shareholders led by Company CEO Daniel B. Fitzpatrick ("Fitzpatrick Group") presented the Board with a proposal to purchase all outstanding shares of common stock owned by the public shareholders. In addition to Mr. Fitzpatrick, the other members of the Fitzpatrick Group are James K. Fitzpatrick, Senior Vice President and Chief Development Officer; Ezra H. Friedlander, Director; Gerald O. Fitzpatrick, Senior Vice President, Burger King Division; John C. Firth, Executive Vice President and General Counsel; and William R. Schonsheck, a significant shareholder, who joined the Fitzpatrick Group on February 3, 2005. Under the terms of the transaction as originally proposed, the public holders of the outstanding shares of the Company would each receive $2.75 in cash in exchange for each of their shares. The purchase would take the form of a merger in which the Company would survive as a privately held corporation. The Fitzpatrick Group advised the Board that it was not interested in selling its shares to a third party, whether in connection with a sale of the Company or otherwise.

      On October 13, 2004, the special committee of independent directors established by the Company's Board approved in principle, by a vote of three to one, a transaction by which the Fitzpatrick Group would purchase all outstanding shares of common stock owned by the public shareholders. Under the terms of the proposed transaction, the public holders of the outstanding shares of the Company, other than members of the Fitzpatrick Group, would receive $3.20 in cash in exchange for each of their shares.

      On November 9, 2004, the Company entered into a definitive merger agreement with a newly-formed entity owned by the Fitzpatrick Group. Under the terms of the agreement, the public shareholders, other than members of the Fitzpatrick Group, will receive $3.20 in cash in exchange for each of their shares. Following the merger, the Company's common stock will no longer be traded on Nasdaq or registered with the Securities and Exchange Commission. The Fitzpatrick Group has agreed to vote their shares for and against approval of the transaction in the same proportion as the votes cast by all other shareholders voting at the special meeting to be held to vote on the transaction. The agreement provides that if the shareholders do not approve the transaction, the Company will reimburse the Fitzpatrick Group for its reasonable out-of-pocket expenses not to exceed $750,000. The agreement is subject to customary conditions, including financing and the approval of the Company's shareholders and franchisors.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". This Interpretation was subsequently revised by the FASB in December 2003 (FIN 46R). The objective of this Interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. FIN 46R is effective for periods after June 15, 2003 for variable interest entities in which a company holds a variable interest it acquired before February 1, 2003. For entities acquired or created after February 1, 2003, this Interpretation is effective no later than the end of the first reporting period that ends after March 15, 2004, except for those variable interest entities that are considered to be special-purpose entities, for which the effective date is no later than the end of the first reporting period that ends after December 31, 2003. The Company adopted this statement in fiscal 2004, see Note 2 of the Company's consolidated financial statements.

      In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment". This Statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. This Statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, and for nonpublic entities as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company is still assessing the impact, if any, the Statement will have on the Company's financial statements.

      In December 2004, the FASB issued FASB Statement No. 153 (SFAS 153), "Exchanges of Nonmonetary Assets" an amendment of APB Opinion No. 29 (APB 29). This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB 29 and replaces it with an exception for exchanges that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of this Statement will have any material impact on the Company's financial statements.

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

      Many of the Company's employees are paid hourly rates related to federal and state minimum wage laws and various laws that allow for credits to that wage. Although the Company has been able to andwill continue to attempt to pass along increases in labor costs through food and beverage price increases, there can be no assurance that all such increases can be reflected in its prices or that increased prices will be absorbed by customers without diminishing, to some degree, customer spending at the Company's restaurants.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company is exposed to interest rate risk in connection with its $40.0 million revolving credit facility that provides for interest payable at the LIBOR rate plus a contractual spread. The Company's variable rate borrowings under this revolving credit facility totaled $30,625,000 at October 31, 2004. The impact on the Company's annual results of operations of a one-point interest rate change would be approximately $306,250.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

QUALITY DINING, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)


                                                                                October 31,    October 26,
                                                                                   2004          2003
                                                                                              ------------
                                                                                              (As restated
                                                                                              See Note 1A)
                                                                                -----------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                     $     1,570   $      1,724
  Accounts receivable                                                                 1,520          1,723
  Inventories                                                                         1,770          1,670
  Deferred income taxes                                                               2,785          2,251
  Assets held for sale                                                                    -          8,138
  Other current assets                                                                3,321          2,192
                                                                                -----------   ------------
Total current assets                                                                 10,966         17,698
                                                                                -----------   ------------
Property and equipment, net                                                         108,898        109,329
                                                                                -----------   ------------
Other assets:
  Deferred income taxes                                                               5,563          6,749
  Trademarks, net                                                                       446          1,285
  Franchise fees and development fees, net                                            8,250          8,801
  Goodwill, net                                                                       7,960          7,960
  Liquor licenses, net                                                                2,846          2,820
  Other                                                                               3,613          3,454
                                                                                -----------   ------------
Total other assets                                                                   28,678         31,069
                                                                                -----------   ------------
Total assets                                                                    $   148,542   $    158,096
                                                                                -----------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                            $    10,721   $     10,055
   Accounts payable                                                                   7,077          6,182
   Accrued liabilities                                                               20,769         18,322
                                                                                -----------   ------------
Total current liabilities                                                            38,567         34,559
Long-term debt                                                                       69,838         85,335
Deferred rent                                                                         3,071          2,651
                                                                                -----------   ------------
Total liabilities                                                                   111,476        122,545
                                                                                -----------   ------------

Minority interest                                                                    13,434         14,272

Commitments and contingencies (Notes 10 and 11)
Stockholders' equity:
  Preferred stock, without par value: 5,000,000 shares authorized; none issued            -              -
  Common stock, without par value: 50,000,000 shares authorized;
     12,955,781 shares issued and outstanding                                            28             28
  Additional paid-in capital                                                        237,411        237,402
  Accumulated deficit                                                              (206,926)      (209,147)
  Unearned compensation                                                                (452)          (575)
                                                                                -----------   ------------
                                                                                     30,061         27,708
  Less treasury stock, at cost, 2,508,587 shares                                      6,429          6,429
                                                                                -----------   ------------
Total stockholders' equity                                                           23,632         21,279
                                                                                -----------   ------------
Total liabilities and stockholders' equity                                      $   148,542   $    158,096
                                                                                -----------   ------------

The accompanying notes are an integral part of the consolidated financial statements.

QUALITY DINING, INC.
CONSOLIDATED STATEMENTS OF  OPERATIONS

(In thousands, except per share data)

                                                                             Fiscal Year Ended
                                                                 October 31,     October 26,     October 27,
                                                                    2004            2003            2002
                                                                 -----------    ------------    ------------
                                                                                (As restated    (As restated
                                                                                See Note 1A)    See Note 1A)
                                                                                ------------    ------------
Revenues:
  Burger King                                                    $   122,183    $    114,983    $    123,795
  Chili's Grill & Bar                                                 87,717          80,710          75,760
  Italian Dining Division                                             16,407          17,560          17,052
  Grady's American Grill                                               5,789           6,078          21,113
                                                                 -----------    ------------    ------------
Total revenues                                                       232,096         219,331         237,720
                                                                 -----------    ------------    ------------
Operating expenses:
  Restaurant operating expenses:
      Food and beverage                                               64,409          59,271          65,912
      Payroll and benefits                                            67,182          63,923          69,571
      Depreciation and amortization                                    9,599          10,158          10,069
      Other operating expenses                                        60,279          56,893          59,469
                                                                 -----------    ------------    ------------
Total restaurant operating expenses                                  201,469         190,245         205,021
                                                                 -----------    ------------    ------------
Income from restaurant operations                                     30,627          29,086          32,699
                                                                 -----------    ------------    ------------
    General and administrative                                        15,997          16,068          18,715
    Amortization of intangibles                                          169             364             431
    Facility closing costs                                                 -             (90)            355
                                                                 -----------    ------------    ------------
Operating income                                                      14,461          12,744          13,198
                                                                 -----------    ------------    ------------
Other income (expense):
    Interest expense                                                  (6,546)         (7,143)         (7,916)
    Minority interest in earnings                                     (2,397)         (2,678)         (3,010)
    Recovery of note receivable                                            -           3,459               -
    Stock purchase expense                                                 -          (1,294)              -
    Gain (loss) on sale of property and equipment                       (125)            (42)          1,034
    Other income, net                                                    260             997             697
                                                                 -----------    ------------    ------------
Total other expense                                                   (8,808)         (6,701)         (9,195)
                                                                 -----------    ------------    ------------
Income from continuing operations before income taxes                  5,653           6,043           4,003
Income tax provision                                                   2,342           3,293             522
                                                                 -----------    ------------    ------------
Income from continuing operations                                      3,311           2,750           3,481
Income (loss) from discontinued operations, net of tax                (1,090)         (2,351)          1,250
                                                                 -----------    ------------    ------------
Net income                                                       $     2,221    $        399    $      4,731
                                                                 -----------    ------------    ------------
Basic net income (loss) per share:
                                                                 -----------    ------------    ------------
      Continuing operations                                             0.33            0.25            0.31
      Discontinued operations                                          (0.11)          (0.21)           0.11
                                                                 -----------    ------------    ------------
Basic net income per share                                       $      0.22    $       0.04    $       0.42
Diluted net income (loss) per share:                             -----------    ------------    ------------
                                                                 -----------    ------------    ------------
      Continuing operations                                             0.32            0.25            0.31
      Discontinued operations                                          (0.10)          (0.21)           0.11
                                                                 -----------    ------------    ------------
Diluted net income per share                                     $      0.22    $       0.04    $       0.42
                                                                 -----------    ------------    ------------
Weighted average shares outstanding:
                                                                 -----------    ------------    ------------
      Basic                                                           10,163          10,897          11,248
                                                                 -----------    ------------    ------------
      Diluted                                                         10,272          10,921          11,306
                                                                 -----------    ------------    ------------

The accompanying notes are an integral part of the consolidated financial statements.

QUALITY DINING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars and shares in thousands)

                                                            Additional    Retained                                Stock-
                                       Shares      Common    Paid-in      Earnings      Unearned      Treasury   holders'
                                    Common Stock   Stock     Capital      (Deficit)    Compensation    Stock      Equity
                                    ------------   ------   ----------   ----------    ------------   --------   --------
Balance at October 28, 2001            12,941      $   28   $  237,002   $ (212,470)   $       (557)  $ (3,623)  $ 20,380
(As previously reported)
Cumulative effect on prior year
of restatement                                                               (1,807)                               (1,807)
                                       ------      ------   ----------   ----------    ------------   --------   --------
Balance, October 28, 2001              12,941          28      237,002     (214,277)           (557)    (3,623)    18,573
                        -              ------      ------   ----------   ----------    ------------   --------   --------
(As restated - See Note 1A)
   Restricted stock grants                125                      432            -            (432)         -          -
   Retirement of common
    stock                                 (96)          -            -            -               -          -          -
   Amortization of unearned
    Compensation                            -           -            -            -             289          -        289
   Net income, fiscal 2002                                                    4,731                                 4,731
   (As restated - See Note
   1A)
                                       ------      ------   ----------   ----------    ------------   --------   --------
Balance, October 27, 2002              12,970          28      237,434     (209,546)           (700)    (3,623)    23,593
   Purchase of treasury stock               -           -            -            -               -     (2,806)    (2,806)
   Restricted stock forfeited             (14)          -          (32)           -              32          -          -
   Amortization of unearned
    Compensation                            -           -            -                           93          -         93
   Net income, fiscal 2003                  -           -            -          399               -          -        399
    (As restated - See Note
    1A)
                                       ------      ------   ----------   ----------    ------------   --------   --------
Balance, October 26, 2003              12,956          28      237,402     (209,147)           (575)    (6,429)    21,279
   Modification of restricted
   stock grant                              -           -            9            -              (9)         -          -
   Amortization of unearned
     Compensation                           -           -            -                          132          -        132
   Net income, fiscal 2004                  -           -            -        2,221               -          -      2,221
    (As restated - See Note
     1A)
                                       ------      ------   ----------   ----------    ------------   --------   --------
Balance, October 31, 2004              12,956      $   28   $  237,411   $ (206,926)   $       (452)  $ (6,429)  $ 23,632
                                       ------      ------   ----------   ----------    ------------   --------   --------

The accompanying notes are an integral part of the consolidated financial statements.

QUALITY DINING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

                                                                                               Fiscal Year Ended
                                                                                   October 31,    October 26,    October 27,
                                                                                      2004            2003          2002
                                                                                                  (As restated   (As restated
                                                                                                  See Note 1A)   See Note 1A)
                                                                                  ------------    ------------   ------------
Cash flows from operating activities:
   Net income                                                                     $  2,221          $    399      $   4,731
   Loss (income) from discontinued operations                                        1,090             2,351         (1,250)
   Minority interest in earnings                                                     2,397             2,678          3,010
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization of property and equipment                        9,092             9,773          9,806
      Amortization of other assets                                                   1,412             1,572          1,617
      Impairment of assets and facility closing costs                                    -               (90)           355
      Loss (gain) on sale of property and equipment                                    125                42         (1,034)
      Deferred income taxes                                                          1,326             2,317           (496)
      Deferred rent                                                                    420               403            400
      Amortization of unearned compensation                                            132                93            289
      Changes in operating assets and liabilities, excluding effects of acquisitions and dispositions:
        Accounts receivable                                                            203               200            (50)
        Inventories                                                                   (100)              173            199
        Other current assets                                                        (1,129)               64           (180)
        Deferred income taxes                                                         (674)           (1,317)           496
        Accounts payable                                                               895            (3,614)          (803)
        Accrued liabilities                                                          1,184              (857)        (1,003)
                                                                                  --------          --------      ---------
Net cash provided by operating activities                                           18,594            14,187         16,087
                                                                                  --------          --------      ---------

Cash flows from investing activities:
   Proceeds from sales of property and equipment                                     8,672             4,782         15,517
   Purchase of property and equipment                                               (8,804)           (9,570)       (16,102)
   Purchase of other assets                                                           (863)             (892)        (1,013)
   Other, net                                                                          (14)              279              -
                                                                                  --------          --------      ---------
Net cash used for investing activities                                              (1,009)           (5,401)        (1,598)
                                                                                  --------          --------      ---------
Cash flow from financing activities:
   Purchase of treasury stock                                                            -            (4,073)             -
   Borrowings of long-term debt                                                     57,360            57,259         95,790
   Repayment of long-term debt                                                     (72,191)          (60,337)      (109,058)
   Cash distributions to minority interest                                          (3,235)           (3,451)        (3,758)
   Loan financing fees                                                                   -                 -           (619)
   Purchase of common stock subject to redemption                                        -                 -           (264)
                                                                                  --------          --------      ---------
Net cash used for financing activities                                             (18,066)          (10,602)       (17,909)
                                                                                  --------          --------      ---------
Cash provided by discontinued operations                                               327             2,366          2,266
                                                                                  --------          --------      ---------
Net increase (decrease) in cash and cash equivalents                                  (154)              550         (1,154)
Cash and cash equivalents, beginning of year                                         1,724             1,174          2,328
                                                                                  --------          --------      ---------
Cash and cash equivalents, end of year                                            $  1,570          $  1,724      $   1,174
                                                                                  --------          --------      ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest, net of amounts capitalized                             $  6,243          $  7,049      $   8,084
                                                                                  --------          --------      ---------
   Cash paid for income taxes                                                     $  1,223          $    793      $   1,131
                                                                                  --------          --------      ---------

The accompanying notes are an integral part of the consolidated financial statements.

QUALITY DINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF BUSINESS

Quality Dining, Inc. and its subsidiaries (the "Company") develop and operate both quick service and full service restaurants in eight states. The Company owns and operates three Grady's American Grill restaurants, one Porterhouse Steaks and Seafood restaurant, three restaurants under the tradename of Spageddies Italian Kitchen and six restaurants under the tradename Papa Vino's Italian Kitchen. The Company also operates, as a franchisee, 124 Burger King restaurants and 39 Chili's Grill & Bar restaurants.

(1A) RESTATEMENT

The Company has determined that it incorrectly calculated its straight-line rent expense and related deferred rent liability. As a result, the Company concluded that its previously filed financial statements for fiscal years through 2003 and the first three interim periods in 2004 should be restated. Historically, when accounting for leases with renewal options, the Company recorded rent expense on a straight-line basis over the initial non-cancelable lease term without regard for renewal options. In addition, the Company depreciated its buildings, leasehold improvements and other long-lived assets on those properties over a period that included both the initial non-cancelable term of the lease and all option periods provided for in the lease (or the useful life of the assets if shorter). As a result, the Company will restate its financial statements to recognize (i) rent expense on a straight-line basis over the lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty such that at lease inception the renewal option is reasonably assured of exercise, and (ii) to recognize depreciation on its buildings, leasehold improvements and other long-lived assets over the expected lease term, where the lease term is shorter than the useful life of the assets.

The effect of this restatement decreased net income by $473,000 or $0.04 per diluted share and by $353,000 or $0.03 per diluted share for the fiscal years ended October 26, 2003 and October 31, 2004, respectively.

The Company also determined that $2,599,000 in fixed assets were improperly classified as Assets Held for Sale on October 26, 2003. The Company has reclassified these assets from Held for Sale to Property and Equipment on the October 26, 2003 balance sheet. This change did not affect results of operations, cash flows or total assets of the Company.

As a result of the changes, the Company's financial statements as of October 26, 2003 and for the fiscal years ended October 26, 2003 and October 27, 2002 have been adjusted as follows:

                                             October 26, 2003
                                        ---------------------------
                                                       As previously
(In thousands, except per share data)   As restated       reported
                                        -----------    -------------
Depreciation and Amortization           $   10,158       $    9,940
Other operating expenses                    56,893           56,638
Total restaurant operating expenses        190,245          189,772
Income from restaurant operations           29,086           29,559
Operating income                            12,744           13,217
Income from continuing
operations before income taxes               6,043            6,516
Net income                              $      399       $      872
Basic net income per share:
Continuing operations                   $     0.25       $     0.30
Net income                              $     0.04       $     0.08
Diluted net income per share:
Continuing operations                   $     0.25       $     0.30
Net Income                              $     0.04       $     0.08

Assets held for sale                    $    8,138       $   10,737
Property & equipment                       109,329          107,910
Total assets                               158,096          159,276

Accrued liabilities                         18,322           19,520
Deferred rent                                2,651                -
Total liabilities                          122,545          121,092
Accumulated deficit                       (209,147)        (206,514)
Total stockholders' equity                  21,279           23,912
Total stockholders' equity and
liabilities                             $  158,096       $  159,276

                                             October 27, 2002
                                        ---------------------------
                                                       As previously
                                        As restated       reported
                                        -----------    -------------
Depreciation and Amortization           $    10,069    $       9,893
Other operating expenses                     59,469           59,292
Total restaurant operating expenses         205,021          204,668
Income from restaurant operations            32,699           33,052
Operating income                             13,198           13,551
Income from continuing operations
before income taxes                           4,003            4,356
Net income                              $     4,731    $       5,084
Basic net income per share:
Continuing operations                   $      0.31    $        0.34
Net income                              $      0.42    $        0.45
Diluted net income per share
Continuing operations                   $      0.31    $        0.34
Net income                              $      0.42    $        0.45

Property & Equipment                    $   123,489    $     124,451
Total assets                                169,686          170,648
Accrued liabilities                          19,269           20,319
Deferred rent                                 2,248                -
Total liabilities                           129,781          128,583
Accumulated deficit                        (209,546)        (207,386)
Total stockholders' equity                   23,593           25,753
Total stockholders' equity and
liabilities                             $   169,686    $     170,648

The cumulative effect of the adjustments, net of tax, for all years prior to fiscal year 2002 was $1,807,000 which was recorded as an adjustment to opening accumulated deficit at October 28, 2001.

The Company's financial statements for the fiscal 2004 and 2003 interim periods have also been adjusted. See Note 16.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR - The Company maintains its accounts on a 52/53 week fiscal year ending the last Sunday in October. The fiscal year ended October 31, 2004 (fiscal 2004) contained 53 weeks. The fiscal years ended October 26, 2003 (fiscal 2003) and October 27, 2002 (fiscal 2002) contained 52 weeks.

BASIS OF PRESENTATION - The Company has adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", as revised by the FASB in December 2003 (FIN 46R). As a result of the adoption of this Interpretation, the Company changed its consolidation policy whereby the accompanying consolidated financial statements now include the accounts of Quality Dining, Inc., its wholly owned subsidiaries, and certain related party affiliates that are variable interest entities. Previously, the consolidated financial statements included only the accounts of Quality Dining, Inc. and its wholly owned subsidiaries. In accordance with FIN 46R the Company has elected to restate the results of all periods presented to reflect this change.

The Company determined that certain affiliated real estate partnerships from which the Company leases 42 of its Burger King restaurants and that are substantially owned by certain directors, officers, and stockholders of the Company meet the definition of variable interest entities ("VIE's") as defined in FIN 46R. Furthermore, the Company has determined that it is the primary beneficiary of these VIE's, based on the criteria in FIN 46R. The Company holds no direct ownership or voting interest in the VIE's. Additionally, the creditors and beneficial interest holders of the VIE's have no recourse to the general credit of the Company.

The assets of the VIE's, which consist primarily of property and equipment, totaled $17,816,000 and $18,599,000 at October 31, 2004 and October 26, 2003,
respectively. The liabilities of the VIE's, which consist primarily of bank debt, totaled $7,338,000 and $7,493,000 at October 31, 2004 and October 26, 2003, respectively. Certain of the assets of the VIE's serve as collateral for the debt obligations. Because certain of these assets were previously recorded as capital leases by the Company, with a resulting lease obligation, the consolidation of the VIE's served to increase total assets as reported by the Company by $13,494,000 and $13,869,000 at October 31, 2004 and October 26, 2003,
respectively. The consolidation of the VIE's served to increase total liabilities by $4,160,000 in fiscal 2004 and increase total liabilities by $3,697,000 in fiscal 2003. Additionally, the consolidation of the VIE's increased treasury stock by $2,806,000 at October 31, 2004 and October 26, 2003 as one of the VIE's purchased common stock of the Company in fiscal 2003. The change had no impact on reported net income for the years ended October 31, 2004, October 26, 2003 and October 27, 2002. However, the change did decrease weighted average shares outstanding, basic and diluted, for the years ending October 31, 2004 and October 26, 2003, because one of the VIE's purchased 1,148,014 shares of the Company's common stock on June 27, 2003. This also had the effect of increasing basic and diluted net income per share for the year ended October 31, 2004.

The following table presents the effect of the consolidation of the VIE's on depreciation and amortization expense, other operating expenses, general and administrative expense, interest expense, other income (expense), net income per share, and weighted average shares outstanding for fiscal 2004, 2003 and 2002:

                                                                    Fiscal Year Ended
                                                      October 31,       October 26,      October 27,
                                                         2004              2003             2002
                                                      -----------   -----------------   ------------
                                                                       (As restated     (As restated
                                                                    -----------------   ------------
                                                                       See Note 1A)     See Note 1A)
                                                                    -----------------   ------------
Depreciation and amortization expense                   $  9,475         $ 10,023         $  9,882
Change in consolidation policy                               124              135              187
                                                       ---------         --------         --------
Consolidated depreciation and amortization                 9,599           10,158           10,069
                                                       ---------         --------         --------

Other operating expenses                                  62,936           59,472           62,188
Change in consolidation policy                            (2,657)          (2,579)          (2,719)
                                                       ---------         --------         --------
Consolidated other operating expenses                     60,279           56,893           59,469
                                                       ---------         --------         --------

General and administrative expenses                       15,922           15,961           18,638
Change in consolidation policy                                75              107               77
                                                       ---------         --------         --------
Consolidated general and administrative expenses          15,997           16,068           18,715
                                                       ---------         --------         --------

Interest expense                                           6,760            7,479            8,429
Change in consolidation policy                              (214)            (336)            (513)
                                                       ---------         --------         --------
Consolidated interest expense                              6,546            7,143            7,916
                                                       ---------         --------         --------

Other income (expense)                                       535              992              655
Change in consolidation policy                              (275)               5               42
                                                       ---------         --------         --------
Consolidated other income (expense)                          260              997              697
                                                       ---------         --------         --------

Basic net income per share                                  0.20             0.04             0.42
Change in consolidation policy                              0.02                -                -
                                                          ------           ------           ------
Consolidated basic net income per share                     0.22             0.04             0.42
                                                          ------           ------           ------

Diluted net income per share                                0.20             0.04             0.42
Change in consolidation policy                              0.02                -                -
                                                          ------           ------           ------
Consolidated diluted net income per share                   0.22             0.04             0.42
                                                          ------           ------           ------
Weighted average shares outstanding:
Basic                                                     11,311           11,311           11,248
Change in consolidation policy                            (1,148)            (414)               -
                                                          ------           ------           ------
Consolidated basic                                        10,163           10,897           11,248
                                                          ------           ------           ------

Diluted                                                   11,420           11,335           11,306
Change in consolidation policy                            (1,148)            (414)               -
                                                          ------           ------           ------
Consolidated diluted                                      10,272           10,921           11,306
                                                          ------           ------           ------

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

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization are being recorded on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term of the related asset. The general ranges of original depreciable lives are as follows:

                                                        Years
                                                        -----
Buildings and Leasehold Improvements                    10-31 1/2
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

Amortized intangible assets consist of the following:

(Dollars in thousands)                           As of October 31, 2004
-----------------------------------------------------------------------------------
                                       Gross Carrying     Accumulated        Net
   Amortized intangible assets              Amount       Amortization    Book Value
-----------------------------------    --------------    ------------    ----------
Trademarks                                 $    842        $    (396)      $   446
Franchise fees and development fees          14,985           (6,735)        8,250
                                           --------        ---------       -------
   Total                                   $ 15,827        $  (7,131)      $ 8,696
                                           --------        ---------       -------

(Dollars in thousands)                            As of October 26, 2003
-----------------------------------------------------------------------------------
                                       Gross Carrying    Accumulated         Net
   Amortized intangible assets             Amount        Amortization    Book Value
-----------------------------------    ---------------   ------------    ----------
Trademarks                                 $  2,961       $   (1,676)     $  1,285
Franchise fees and development fees          14,782           (5,981)        8,801
                                           --------      -----------     ----------
 Total                                     $ 17,743       $   (7,657)     $ 10,086
                                           --------      -----------     ----------

The Company's intangible asset amortization expense was $922,000, $1,113,000 and $1,150,000 for fiscal years 2004, 2003 and 2002, respectively. The estimated intangible amortization expense for each of the next five years is as follows:

Fiscal Year
-----------
   2005                   $866,000
   2006                   $866,000
   2007                   $866,000
   2008                   $866,000
   2009                   $780,000

In the second quarter of fiscal 2003, the Company recorded an impairment charge related to certain Grady's American Grill restaurants that resulted in a reduction of the net book value of the Grady's American Grill trademark by $2,882,000. In conjunction with the Company's impairment assessment, the Company revised its estimate of the remaining useful life of the trademark from 15 to 5 years. Trademark amortization was $169,000, $334,000 and $421,000 for fiscal years 2004, 2003 and 2002, respectively.

The Company operates five distinct restaurant concepts in the food-service industry. It owns the Grady's American Grill concept, Porterhouse Steaks and Seafood concept, an Italian Dining concept and it operates Burger King restaurants and Chili's Grill & Bar restaurants as a franchisee of Burger King Corporation and Brinker International, Inc., respectively. The Company has identified each restaurant concept as an operating segment based on management structure and internal reporting, with the exception of Porterhouse Steaks and Seafood, which is included with the Grady's American Grill operating segment, based on management structure and internal reporting. The Company has two operating segments with goodwill - Chili's Grill & Bar and Burger King. The Company had a total of $7,960,000 in goodwill as of October 31, 2004. The Chili's Grill and Bar operating segment had $6,902,000 of goodwill and the Burger King operating segment had $1,058,000 of goodwill.

FRANCHISE FEES AND DEVELOPMENT FEES - The Company's Burger King and Chili's franchise agreements require the payment of a franchise fee for each restaurant opened. Franchise fees are deferred and amortized on the straight-line method over the lives of the respective franchise agreements. Development fees paid to the respective franchisors are deferred and expensed in the period the related restaurants are opened. Franchise fees are being amortized on a straight-line basis, generally over 20 years. Accumulated amortization of franchise fees as of October 31, 2004 and October 26, 2003 was $6,735,000 and $5,981,000,
respectively.

ADVERTISING - The Company incurs advertising expense related to its concepts under franchise agreements (See Note 6) or through local advertising. Advertising costs are expensed at the time the related advertising first takes place. Advertising costs were $8,528,000, $8,011,000 and $8,523,000 for fiscal years 2004, 2003 and 2002, respectively.

LIQUOR LICENSES - Costs incurred in securing liquor licenses for the Company's restaurants and the fair value of liquor licenses acquired in acquisitions are capitalized and amortized on a straight-line basis, principally over 20 years. Accumulated amortization of liquor licenses as of October 31, 2004 and October 26, 2003 was $1,720,000 and $1,514,000, respectively.

DEFERRED FINANCING COSTS - Deferred costs of debt financing included in other non-current assets are amortized over the life of the related loan agreements, which range from three to 20 years.

COMPUTER SOFTWARE COSTS - Costs of purchased and internally developed computer software are capitalized in accordance with SOP 98-1 and amortized over a five to seven year period using the straight-line method. As of October 31, 2004 and October 26, 2003, capitalized computer software costs, net of related accumulated amortization, aggregated $618,000 and $890,000, respectively, and are included as a component of property and equipment. Amortization of computer software costs was $263,000, $265,000 and $259,000 for fiscal years 2004, 2003 and 2002 respectively.

CAPITALIZED INTEREST - Interest costs capitalized during the construction period of new restaurants and major capital projects were $37,000, $18,000 and $28,000 for fiscal years 2004, 2003 and 2002 respectively.

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

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value method as prescribed by SFAS 123, the Company's net earnings and net earnings per share would have been the pro forma amounts indicated below:

                                                                                  October 31,   October 26,      October 27,
           (in thousands, except per share amounts)                                  2004          2003              2002
                                                                                  ----------    ------------     ------------
                                                                                                (As restated     (As restated
                                                                                  ----------    ------------     ------------
                                                                                                See Note 1A)     See Note 1A)
                                                                                  ----------    ------------     ------------
Net income as reported                                                            $  2,221        $    399         $  4,731
Add:  Stock-based compensation expense included in reported net earnings, net
of related tax effects                                                                  87              61              191
Deduct: Total stock option based employee compensation expense determined by using the fair value based method, net of related tax effects
                                                                                      (124)            (99)            (239)
                                                                                  --------        --------         --------
Net income, pro forma                                                             $  2,184        $    361         $  4,683
                                                                                  --------        --------         --------
Basic net income per common share, as reported                                    $   0.22        $   0.04         $   0.42
Basic net income per common share, pro forma                                      $   0.21        $   0.03         $   0.42
Diluted net income per common share, as reported                                  $   0.22        $   0.04         $   0.42
Diluted net income per common share, pro forma                                    $   0.21        $   0.03         $   0.41
                                                                                  --------        --------         --------

The weighted average fair value at the date of grant for options granted during fiscal 2004, 2003 and 2002 was $1.17, $1.05 and $1.76 per share, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 2004, 2003 and 2002: dividend yield of 0% for all years; expected volatility of 52.2%, 53.5% and 55.0%, respectively; risk-free interest rate of 3.9%, 3.6% and 3.5%, respectively; and expected lives of 5 years for all fiscal years.

STOCK PURCHASE EXPENSE/TREASURY STOCK - During the third quarter of fiscal 2003, one of the VIE's purchased all 1,148,014 shares of the Company's common stock owned by NBO, LLC ("NBO"), for approximately $4.1 million. The Company was required to take a one-time non-cash charge of $1,294,000, which is equal to the premium to the market price that the VIE paid for the shares. The balance of $2,806,000, which reflected market price at the date of the acquisition, is reflected as treasury stock at October 31, 2004 and October 26, 2003.

NET INCOME (LOSS) PER SHARE - Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding plus all potential dilutive common shares outstanding. For all years presented, the difference between basic and dilutive shares represents options on common stock and unvested restricted stock. Options were excluded from the diluted earnings per share calculations for the fiscal years 2004, 2003 and 2002 in the amount of 490,082, 580,683 and 457,020 shares, respectively; to include the shares would have been anti-dilutive.

CONCENTRATIONS OF CREDIT RISK - Financial instruments, which potentially subject the Company to credit risk, consist primarily of cash and cash equivalents and notes receivable. Substantially all of the Company's cash and cash equivalents at October 31, 2004 were concentrated with a bank located in Chicago, Illinois.

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

ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 144 - As a result of the adoption of Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived

Assets", the Company has classified the revenues of four Grady's American Grill restaurants sold during fiscal 2003, four restaurants that met the criteria for "held for sale" treatment in fiscal 2003 and five that met the criteria in fiscal 2004, as discontinued operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment". This Statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. This Statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, and for nonpublic entities as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company is still assessing the impact, if any, the Statement will have on the Company's financial statements.

In December 2004, the FASB issued FASB Statement No. 153 (SFAS 153), "Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29 (APB 29). This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB 29 and replaces it with an exception for exchanges that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of this Statement will have any material impact on the Company's financial statements.

{3} DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company has classified the revenues, expenses and related assets and liabilities of four Grady's American Grill restaurants that were sold in 2003, four Grady's American Grill that met the criteria for `held for sale' treatment in fiscal 2003 and five that met the criteria in fiscal 2004 as discontinued operations in the accompanying consolidated financial statements.

At October 26, 2003, assets held for sale included property and equipment totaling $8,138,000. The decision to dispose of these locations reflects the Company's ongoing process of evaluating the performance of the Grady's American Grill restaurants and using the proceeds from dispositions to reduce debt. Net income (loss) from discontinued operations for the periods ended October 31, 2004, October 26, 2003, and October 27, 2002 were made up of the following components:

                                                                                                    Fiscal Year Ended
                                                                                     October 31,       October 26,       October 27,
                                                                                        2004              2003             2002
                                                                                     -----------       -----------       ----------
(In thousands, except per share data)
Revenue from discontinued operations                                                 $    8,179          $ 16,249        $   23,805

Income from discontinued restaurant operations                                               12               635             1,802
Facility closing costs                                                                   (1,687)             (220)                -
Impairment of assets                                                                       (670)           (4,411)                -
Gain on sale of assets                                                                      606               341                 -
                                                                                     ----------          --------        ----------
Income before income taxes                                                               (1,739)           (3,655)            1,802
Income tax provision (benefit)                                                             (649)           (1,304)              552
                                                                                     ----------          --------        ----------
Income (loss) from discontinued operations                                           $   (1,090)         $ (2,351)       $    1,250
                                                                                     ==========          ========        ==========
Basic net income (loss) per share from discontinued operations                       $    (0.11)         $  (0.21)       $     0.11
                                                                                     ==========          ========        ==========
Diluted net income (loss) per share from discontinued operations                     $    (0.10)         $  (0.21)       $     0.11
                                                                                     ==========          ========        ==========

The cash flows associated with these restaurants have also been separately identified in the consolidated statements of cash flows. The accompanying footnotes to the financial statements have been reclassified as necessary to conform to this presentation.

{4} OTHER CURRENT ASSETS AND ACCRUED LIABILITIES

Other current assets and accrued liabilities consist of the following:

                                                      October 31,     October 26,
(Dollars in thousands)                                   2004            2003
                                                      -----------     ------------
                                                                      (As restated
                                                                      See Note 1A)
                                                      -----------     ------------
Other current assets:
         Prepaid rent                                  $      788        $      214
         Prepaid real estate taxes                            763               689
         Prepaid insurance                                    661               589
         Deposits                                             684               406
         Prepaid expenses and other current assets            425               294
                                                       ----------        ----------
                                                       $    3,321        $    2,192
                                                       ----------        ----------
Accrued liabilities:
         Accrued salaries, wages and severance         $    4,120        $    3,711
         Accrued insurance costs                            4,162             3,688
         Unearned income                                    2,647             2,214
         Accrued advertising and royalties                  1,375             1,324
         Accrued property taxes                             1,226             1,344
         Accrued sales taxes                                  667               738
         Other accrued liabilities                          6,572             5,303
                                                       ----------        ----------
                                                       $   20,769        $   18,322
                                                       ----------        ----------

{5} PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                        October 31,     October 26,
(Dollars in thousands)                     2004            2003
                                        -----------     ------------
                                                       (As restated
                                                        See Note 1A)
                                        -----------     ------------
Land and land improvements               $   32,940     $   32,923
Buildings and leasehold improvements        102,272         97,073
Furniture and equipment                      61,849         58,914
Construction in progress                        721            571
                                         ----------     ----------
                                            197,782        189,481
                                         ----------     ----------
Less, accumulated depreciation               88,884         80,152
                                         ----------     ----------
Property and equipment, net              $  108,898     $  109,329
                                         ----------     ----------

{6} FRANCHISE AND DEVELOPMENT RIGHTS

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

Period                                                          % of Sales
                                                                ----------
September 1, 1999 through August 30, 2000                         0.375%
September 1, 2000 through June 27, 2001                             1.0%
June 28, 2001 through June 26, 2002                                 1.2%
June 27, 2002 through June 25, 2003                                 2.0%
June 26, 2003 through June 30, 2004                                2.25%
July 1, 2005 through June 29, 2005                                 2.65%

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

On January 27, 2000 the Company executed a "Franchisee Commitment" pursuant to which it agreed to undertake certain "Transformational Initiatives" including capital improvements and other routine maintenance in all of its Burger King restaurants. The capital improvements include the installation of signage bearing the new Burger King logo and the installation of a new drive-through ordering system. The initial deadline for completing these capital improvements
- December 31, 2001 - was extended to December 31, 2002, although the Company met the initial deadline with respect to 66 of the 70 Burger King restaurants subject to the Franchisee Commitment. The Company completed the capital improvements to the remaining four restaurants prior to December 31, 2002. In addition, the Company agreed to perform, as necessary, certain routine maintenance such as exterior painting, sealing and striping of parking lots and upgraded landscaping. The Company completed this maintenance prior to September 30, 2000, as required. In consideration for executing the Franchisee Commitment, the Company received "Transformational Payments" totaling approximately $3.9 million during fiscal 2000. In addition, the Company received supplemental Transformational Payments of approximately $135,000 in October of 2001 and $180,000 in 2002. The portion of the Transformational Payments that corresponds to the amount required for capital improvements ($1,966,000) was recorded as a reduction in the cost of the assets acquired. Consequently, the Company has not and will not incur depreciation expense over the useful life of these assets (which range between five and ten years). The portion of the Transformational Payments that corresponds to the required routine maintenance was recognized as a reduction in maintenance expense over the period during which maintenance was performed. The remaining balance of the Transformational Payments was recognized as other income ratably through December 31, 2001, the term of the initial Franchisee Commitment, except that the supplemental Transformational Payments were recognized as other income when received.

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

Through participation in the various early renewal plans, the Company has been able to reduce its royalty expense by $421,000, $301,000 and $146,000 in fiscal 2004, 2003 and 2002, respectively.

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

{7} INCOME TAXES

The provision for income taxes for the fiscal years ended October 31, 2004, October 26, 2003 and, October 27, 2002 is summarized as follows:

                                                        Fiscal Year Ended
                                             October 31,    October 26,    October 27,
(Dollars in thousands)                          2004           2003          2002
                                             -----------    -----------    -----------
Current:
     Federal                                 $        -     $        -     $     (330)
     State                                        1,016            976          1,348
                                             ----------     ----------     ----------
                                                  1,016            976          1,018
                                             ----------     ----------     ----------
Deferred:
     Provision (benefit) for the period           1,326          2,317           (496)
                                             ----------     ----------     ----------
     Total                                   $    2,342     $    3,293     $      522
                                             ----------     ----------     ----------

The components of the deferred tax assets and liabilities are as follows:

                                                  October 31,      October 26,
(Dollars in thousands)                               2004             2003
                                                  -----------     -------------
                                                                  (As restated
                                                                  see Note 1A)
                                                  -----------     -------------
Deferred tax assets:
      Net operating loss carryforwards            $   18,683      $   19,903
      FICA tip credit and minimum tax credit           5,774           5,141
      Accrued liabilities                              2,835           2,531
      Property and equipment                           2,806           3,301
      Trademarks                                       1,752           1,767
      Franchise fees                                     865             803
      Other                                            2,182           1,793
                                                  ----------      ----------
      Deferred tax assets                             34,897          35,239
      Less: Valuation allowance                      (25,173)        (25,173)
                                                  ----------      ----------
                                                       9,724          10,066
                                                  ----------      ----------
 Deferred tax liabilities:
      Goodwill                                        (1,230)           (958)
      Other                                             (146)           (108)
                                                  ----------      ----------
      Deferred tax liabilities                        (1,376)         (1,066)
                                                  ----------      ----------
      Net deferred tax assets                     $    8,348      $    9,000
                                                  ----------      ----------

The Company has net operating loss carryforwards of approximately $53.4 million as well as FICA tip credits and alternative minimum tax credits of $5.8 million.

               Net operating loss carryforwards expire as follows:

                                                                 Net operating loss
                                                                   carryforwards
                                                                 ------------------
Net operating loss carryforwards expiring 2012                       $ 36,581,000
Net operating loss carryforwards expiring 2018                          3,000,000
Net operating loss carryforwards expiring 2021                          1,619,000
Net operating loss carryforwards expiring 2022                         12,181,000
                                                                     ------------
Total net operating loss carryforwards                               $ 53,381,000
                                                                     ------------

FICA tip credits expire as follows:

                                                         FICA Tip Credits
                                                        ------------------
FICA tip credit expiring in 2009                           $    61,000
FICA tip credit expiring in 2010                               209,000
FICA tip credit expiring in 2011                               569,000
FICA tip credit expiring in 2012                               501,000
FICA tip credit expiring in 2013                               477,000
FICA tip credit expiring in 2014 and thereafter              3,766,000
-----------------------------------------------            -----------
  Total FICA tip credits                                   $ 5,583,000
-----------------------------------------------            -----------

The alternative minimum tax credits of $191,000 do not expire.

At October 31, 2004, the Company has deferred tax assets consisting principally of carryforward tax losses and credits aggregating $34,897,000. After considering the weight of available positive and negative evidence regarding the realizability of these assets, the Company has recorded a valuation allowance aggregating $25,173,000, for a net deferred tax asset of $8,348,000, the amount management believes more likely than not will be realized. The significant positive evidence considered by management in making this judgment included the Company's profitability in 2002, 2003 and 2004, the consistent historical profitability of the Company's Burger King and Chili's divisions, and the resolution during 2003 of substantially all contingent liabilities related to its sold bagel businesses. The negative evidence considered by management includes persistent negative operating trends in its Grady's American Grill division, recent same store sales declines in the Italian Dining division, and statutory limitations on available carryforward tax benefits.

In estimating its deferred tax asset, management used its 2005 operating plan as the basis for a forecast of future taxable earnings. Management did not incorporate growth assumptions and limited the forecast to five years, the period that management believes it can project results that are more likely than not achievable. Absent a significant and unforeseen change in facts or circumstances, management re-evaluates the realizability of its tax assets in connection with its annual budgeting cycle.

Based on its assessment and using the methodology described above, management believes more likely than not the net deferred tax asset will be realized. The Company is currently profitable and management believes the issues that gave rise to historical losses have been substantially resolved with no impact on its continuing businesses. Moreover, these core businesses have been historically, and continue to be, profitable. Nonetheless, realization of the net deferred tax asset will require approximately $27 million of future taxable income. The Company operates in a very competitive industry that can be significantly affected by changes in local, regional or national economic conditions, changes in consumer tastes, weather conditions and various other consumer concerns. Accordingly, the amount of the deferred tax asset considered by management to be realizable, more likely than not, could change in the near term if estimates of future taxable income change. This could result in a charge to, or increase in, income in the period such determination is made.

Differences between the effective income tax rate and the U.S. statutory tax rate are as follows:

                                                                               Fiscal Year Ended
                                                                  ------------------------------------------
                                                                  October 31,      October 26,   October 27,
(Percent of pretax income)                                           2004             2003          2002
                                                                  -----------     ------------   ------------
                                                                                  (As restated   (As restated
                                                                                  See Note 1A)   See Note 1A)
                                                                                  ------------   ------------
Statutory tax rate                                                   34.0%            34.0%          34.0%
State income taxes, net of federal income tax benefit                11.9             10.7           22.2
FICA tax credit                                                      (6.1)            (4.9)          (9.0)
Change in valuation allowance                                           -              6.2          (38.3)
Stock purchase expense                                                  -              7.3              -
Other, net                                                            1.6              1.2            4.1
                                                                     ----             ----          -----
Effective tax rate                                                   41.4%            54.5%          13.0%
                                                                     ----             ----          -----

{8} LONG-TERM DEBT AND CREDIT AGREEMENTS

The Company has a financing package totaling $89,066,000, consisting of a $40,000,000 revolving credit agreement and a $49,066,000 mortgage facility, as described below. The revolving credit agreement executed with JP Morgan Chase Bank, as agent for a group of five banks, provides for borrowings of up to $40,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread. The weighted average borrowing rate under the revolving credit agreement on October 31, 2004 was 4.66%. The revolving credit agreement will mature on November 1, 2005, at which time all amounts outstanding thereunder are due. The Company had $7,395,000 available under its revolving credit agreement as of October 31, 2004. The revolving credit agreement is collateralized by the stock of certain subsidiaries of the Company, certain interests in the Company's franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's real and personal property not pledged in the mortgage financing.

The revolving credit agreement contains, among other provisions, restrictive covenants including maintenance of certain prescribed debt and fixed charge coverage ratios, limitations on the incurrence of additional indebtedness, limitations on consolidated capital expenditures, cross-default provisions with other material agreements, restrictions on the payment of dividends (other than stock dividends) and limitations on the purchase or redemption of shares of the Company's capital stock. Under the revolving credit agreement the Company's funded debt to consolidated cash flow ratio could not exceed 3.50 and its fixed charge coverage ratio could not be less than 1.50 on October 31, 2004. The Company was in compliance with these requirements with a funded debt to consolidated cash flow ratio of 3.13 and a fixed charge coverage ratio of 1.70.

Letters of credit reduce the Company's borrowing capacity under its revolving credit facility and represent purchased guarantees that ensure the Company's performance or payment to third parties in accordance with specified terms and conditions which amounted to $1,980,000 and $2,346,000 as of October 31, 2004 and October 26, 2003, respectively.

The $49,066,000 mortgage facility currently includes 34 separate mortgage notes, with terms of either 15 or 20 years. The notes have fixed rates of interest of either 9.79% or 9.94%. The notes require equal monthly interest and principal payments. The mortgage notes are collateralized by a first mortgage/deed of trust and security agreement on the real estate, improvements and equipment on 19 of the Company's Chili's restaurants and 15 of the Company's Burger King restaurants. These restaurants have a net book value of $33,107,000 at October 31, 2004. The mortgage notes contain, among other provisions, financial covenants that require the Company to maintain a consolidated fixed charge coverage ratio of at least 1.30 for each of six subsets of the financed properties.

The Company was not in compliance with the required consolidated fixed charge coverage ratio for one of the subsets of the financed properties as of October 31, 2004. This subset is comprised solely of Burger King restaurants and had a fixed charge coverage ratio of 1.09. Outstanding obligations under this subset totaled $8,966,000 at October 31, 2004. The Company sought and obtained a waiver for this covenant default from the mortgage lender through November 27, 2005. If the Company is not in compliance with the covenant as of November 27, 2005, the Company will most likely seek an additional waiver. The Company believes it would be able to obtain such waiver but there can be no assurance thereof. If the Company is unable to obtain such waiver it is contractually entitled to pre-pay the outstanding balances under one or more of the separate mortgage notes such that the remaining properties in the subset would meet the required ratio. However, any such prepayments would be subject to prepayment premiums and to the Company's ability to maintain its compliance with the financial covenants in its revolving credit agreement. Alternatively, the Company is contractually entitled to substitute one or more better performing restaurants for under-performing restaurants such that the reconstituted subsets of properties would meet the required ratio. However, any such substitutions would require the consent of the lenders in the revolving credit agreement. For these reasons, the Company believes that its rights to prepay mortgage notes or substitute properties, while reasonably possible, may be impractical depending on the circumstances existing at the time.

The Company has adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", as revised by the FASB in December 2003 (FIN 46R) (See Note
2). As a result of the adoption of this Interpretation, the Company changed its consolidation policy whereby the accompanying consolidated financial statements now include the accounts of Quality Dining, Inc., its wholly owned subsidiaries, and certain related party affiliates that are variable interest entities (VIE). The Company holds no direct ownership or voting interest in the VIE's.

Additionally, the creditors and beneficial interest holders of the VIE's have no recourse to the general credit of the Company. The VIE's bank debt totaled $7,205,000 at October 26, 2003 and $5,430,000 of that debt was classified as current debt.

      The aggregate maturities of long-term debt subsequent to October 31, 2004 are as follows:


(Dollars in thousands)
---------------------------------------
     FISCAL YEAR
---------------------------------------
2005                            $10,721
2006                             29,344
2007                              2,395
2008                              3,637
2009                              2,555
2010 and thereafter              31,907
                                -------
Total                           $80,559
                                -------

{9} EMPLOYEE BENEFIT PLANS

STOCK OPTIONS

The Company has four stock option plans: the 1993 Stock Option and Incentive Plan, the 1997 Stock Option and Incentive Plan, the 1993 Outside Directors Stock Option Plan and the 1999 Outside Directors Stock Option Plan.

On March 26, 1997 the Company's shareholders approved the 1997 Stock Option and Incentive Plan and therefore no awards for additional shares of the Company's common stock will be made under the 1993 Stock Option and Incentive Plan. Under the 1997 Stock Option and Incentive Plan, shares of restricted stock and options to purchase shares of the Company's common stock may be granted to officers and other employees. An aggregate of 1,100,000 shares of common stock has been reserved for issuance under the 1997 Stock Option and Incentive Plan. As of October 31, 2004, there were 71,390 and 412,922 options outstanding under the 1993 Stock Option and Incentive Plan and the 1997 Stock Option and Incentive Plan, respectively. Typically, options granted under these plans have a term of 10 years and become exercisable incrementally over three years.

In December of 1999 the Company's Board of Directors approved the 1999 Outside Directors Stock Option Plan. Under the 1999 Outside Directors Stock Option Plan, 80,000 shares of common stock have been reserved for the issuance of nonqualified stock options to be granted to non-employee directors of the Company. On May 1, 2001, and on each May 1 thereafter, each then non-employee director of the Company will receive an option to purchase 2,000 shares of common stock at an exercise price equal to the fair market value of the Company's common stock on the date of grant. Each option has a term of 10 years and becomes exercisable six months after the date of grant. During fiscal 2004, the Company issued 10,000 shares under the 1999 Outside Directors Stock Option Plan. As of October 31, 2004 there were 24,000 and 56,000 options outstanding under the 1993 Outside Directors Stock Option Plan and the 1999 Outside Directors Stock Option Plan, respectively.

On June 1, 1999, the Company implemented a Long Term Incentive Compensation Plan (the "Long Term Plan") for seven of its executive officers and certain other senior executives (the "Participants"). The Long Term Plan is designed to incent and retain those individuals who are critical to achieving the Company's long-term business objectives. The Long Term Plan consists of (a) options granted with an exercise price equal to the closing price of the Company's common stock on the grant date, which vest over three years; (b) restricted stock awards of common shares which vest over seven years, subject to accelerated vesting in the event the price of the Company's common stock achieves certain targets; and, for certain Participants, (c) a cash bonus payable at the conclusion of fiscal year 2000. Under the Long Term Plan, the Company issued 102,557 restricted shares in fiscal 2001 and 104,360 restricted shares in fiscal 2000. There were no shares of restricted stock forfeited in fiscal 2004, 14,318 shares forfeited in fiscal 2003 and no shares of restricted stock were forfeited in fiscal 2002.

During fiscal 2002, the Company issued 125,000 restricted shares and 75,000 options on similar terms as those that were issued under the Long Term Plan. During fiscal 2003 and fiscal 2004 the Company did not issue any restricted shares or stock options to employees.

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

Activity with respect to the Company's stock option plans for fiscal years 2004, 2003 and 2002 was as follows:

                                                                       Weighted Average
                                                     Number of Shares  Exercise Price
                                                     ----------------  ----------------
Outstanding, October 28, 2001                             608,454          $   5.78
  Granted                                                  75,000              2.17
  Canceled                                                (11,955)             5.07
  Exercised                                                     -                 -
                                                          -------          --------
Outstanding, October 27, 2002                             671,499              5.72
  Granted                                                  10,000              3.46
  Canceled                                                (30,481)             9.11
  Exercised                                                     -                 -
                                                          -------          --------
Outstanding, October 26, 2003                             651,018              5.41
  Granted                                                  10,000              2.37
  Canceled                                                (96,706)             7.59
  Exercised                                                     -                 -
                                                          -------          --------
Outstanding, October 31, 2004                             564,312          $   5.03
                                                          -------          --------
Exercisable, October 31, 2004                             539,312
                                                          -------
Available for future grants at October 31, 2004           328,345
                                                          -------

The following table summarizes information relating to fixed-priced stock options outstanding for all plans as of October 31, 2004.

                                            Options Outstanding                      Options Exercisable
                               -----------------------------------------------   -----------------------------
                                                Weighted
                                                 Average           Weighted                         Weighted
                                 Number         Remaining          Average          Number          Average
Range of Exercise Price        Outstanding  Contractual Life    Exercise Price   Exercisable     Exercise Price
-----------------------        -----------  ----------------    --------------   -----------     --------------
$     2.00 - $2.50                74,230       7.04 years           $ 2.07          64,230           $  2.07
$     2.51 - $3.00               121,692       4.70 years           $ 2.98         121,692           $  2.98
$     3.01 - $3.50               201,800       3.17 years           $ 3.42         201,800           $  3.42
$     3.51 - $4.00                70,000       7.80 years           $ 3.55          55,000           $  3.56
$    4.01 - $12.50                65,640        .80 years           $11.04          65,640           $ 11.04
$  12.51 - $32.875                30,950       1.46 years           $21.30          30,950           $ 21.30

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

The Company's contributions under Plan I and Plan II aggregated $242,000, $246,000 and $197,000 for fiscal years 2004, 2003 and 2002, respectively.

OTHER PLANS

The Company also entered into agreements with five of its executive officers and two other senior executives pursuant to which the employees have agreed not to compete with the Company for a period of time after the termination of their employment and are entitled to receive certain payments in the event of a change of control of the Company.

(10) LEASES

The Company leases its office facilities and a substantial portion of the land and buildings used in the operation of its restaurants. The restaurant leases generally provide for a noncancelable term of five to 20 years and provide for additional renewal terms at the Company's option. Most restaurant leases contain provisions for percentage rentals on sales above specified minimums. Rental expense incurred under these percentage rental provisions aggregated $187,000, $296,000 and $401,000 for fiscal years 2004, 2003 and 2002, respectively.

As of October 31, 2004, future minimum lease payments related to these operating leases were as follows:

(Dollars in thousands)
----------------------------------
Fiscal Year
----------------------------------
2005                     $   7,217
2006                         6,533
2007                         6,231
2008                         5,654
2009                         5,419
2010 and thereafter         19,592
                         ---------
                         $  50,646
                         =========

Rent expense, including percentage rentals based on sales, was $9,545,000, $9,077,000 and $9,983,000 for fiscal years 2004, 2003 and 2002, respectively.

The Company has six subleases at restaurants and four subleases at its corporate headquarters building. As of October 31, 2004, future minimum lease payments related to these subleases were $9,643,000. Sublease payments were $798,000, $848,000 and $656,000 for fiscal years 2004, 2003 and 2002 respectively.

{11} COMMITMENTS AND CONTINGENCIES

The Company is self-insured for a portion of its employee health care costs. The Company is liable for medical claims up to $125,000 per eligible employee annually, and aggregate annual claims up to approximately $3,953,000. The aggregate annual deductible is determined by the number of eligible covered employees during the year and the coverage they elect.

The Company is self-insured with respect to any worker's compensation claims not covered by insurance. The Company maintains a $250,000 per occurrence deductible and is liable for aggregate claims up to $2,400,000 for the twelve-month period beginning September 1, 2004 and ending August 31, 2005.

The Company is self-insured with respect to any general liability claims below the Company's self-insured retention of $150,000 per occurrence for the twelve-month period beginning September 1, 2004 and ending August 31, 2005.

The Company has accrued $4,162,000 (see Note 4) for the estimated expense for its self-insured insurance plans. These accruals require management to make significant estimates and assumptions. Actual results could differ from management's estimates.

At October 31, 2004, the Company had commitments aggregating $50,000 for the construction of restaurants.

On June 15, 2004 a group of five shareholders led by Company CEO Daniel B. Fitzpatrick ("Fitzpatrick Group") presented the Board with a proposal to purchase all outstanding shares of common stock owned by the public shareholders. In addition to Mr. Fitzpatrick, the other members of the Fitzpatrick Group are James K. Fitzpatrick, Senior Vice President and Chief Development Officer; Ezra H. Friedlander, Director; Gerald O. Fitzpatrick, Senior Vice President, Burger King Division; John C. Firth, Executive Vice President and General Counsel; and William R. Schonsheck, a significant shareholder, who joined the Fitzpatrick Group on February 3, 2005. Under the terms of the transaction as originally proposed, the public holders of the outstanding shares of the Company would each receive $2.75 in cash in exchange for each of their shares. The purchase would take the form of a merger in which the Company would survive as a privately held corporation. The Fitzpatrick Group advised the Board that it was not interested in selling its shares to a third party, whether in connection with a sale of the Company or otherwise.

On June 22, 2004, a purported class action lawsuit was filed on behalf of the public shareholders of the Company by Milberg, Weiss, Bershad & Schulman LLP against the Company, its directors and two of its officers alleging that the individual defendants breached fiduciary duties by acting to cause or facilitate the acquisition of the Company's publicly-held shares for unfair and inadequate consideration, and colluding in the Fitzpatrick group's going private proposal. The action, Bruce Alan Crown Grantors Trust v. Daniel B. Fitzpatrick, et al., Cause No. 71-D04-0406-PL00299, was filed in the St. Joseph Superior Court in South Bend, Indiana. The action sought to enjoin the transaction or if consummated, to rescind the transaction or award rescisssory damages, and for defendants to account to the putative class for unspecified damages.

On August 19, 2004, the Company and the individual defendants filed motions to dismiss the action. The defendants argued that the claims were not ripe because the transaction proposed by the Fitzpatrick group required approval by the Company's board of directors and its shareholders, neither of which had occurred, and that in any event, as a matter of Indiana corporate law, shareholders who dissent from such a transaction that receives the approval of a majority of the shares entitled to vote are not permitted to enjoin or otherwise challenge the transaction. On September 24, 2004, the plaintiff filed a response to defendants' motions to dismiss arguing that the claim was timely because the proposed transaction allegedly was a fait accompli and that Indiana law permits minority shareholders to challenge such a transaction.

On October 12, 2004, three days before the hearing on the defendants' motions to dismiss, the plaintiff amended its complaint. The amended complaint continues to challenge the adequacy of the Fitzpatrick group's proposal and to allege that the individual defendants have breached fiduciary duties. In addition, citing the Company's September 15, 2004, announcements of (a) third quarter earnings and (b) a correction in the calculation of weighted average shares outstanding which increased earnings per share in the first two quarters of 2004 by a fraction of a penny, the plaintiff alleges that from March 31, 2004, until September 15, 2004, the defendants violated the antifraud provisions of Indiana Securities Act by disseminating misleading information to "artificially deflate" the price of Quality Dining shares, and thereby induce investors to hold Quality Dining shares. Finally, the plaintiff alleges that the failure of the Company's directors to pursue a forfeiture action under Section 304 of the Sarbanes-Oxley Act of

2002, which requires the chief executive officer and chief financial officer under certain circumstances to reimburse the Company for certain types of compensation if the Company is required to issue a restatement, would constitute a breach of fiduciary duties.

On October 13, 2004, the Company announced that the special committee of the board of directors had approved in principle, by a vote of three to one, a transaction by which the Fitzpatrick group would purchase the outstanding shares held by Company's public shareholders for $3.20 per share. The agreement was subject to several contingencies. With respect to shareholder approval, the Fitzpatrick group agreed to vote its shares in the same proportion as the Company's public shareholders vote their shares.

On November 3, 2004, Quality Dining and the individual defendants filed motions to dismiss the amended complaint. Defendants argued as before that as a matter of Indiana corporate law, the plaintiff cannot enjoin or otherwise challenge the proposed transaction. Defendants contended that plaintiff's claims challenging the proposed transaction should be dismissed for the additional reason that the merger is subject to approval by a majority of the putative class that the plaintiff seeks to represent. Defendants also argued that there is no cause of action under the Indiana Securities Act for persons who "hold" their securities purportedly because of misleading information, and no basis for a claim that reports filed by the Company with the SEC violate a section of the Indiana Act prohibiting the filing of misleading reports with the Indiana Securities Division. Finally, defendants contended that the plaintiff has no private right of action under Section 304 of the Sarbanes-Oxley Act and cannot maintain a direct action as a shareholder of the Company to pursue a forfeiture of certain executive compensation.

A hearing on the defendants' motion to dismiss was held on December 17, 2004. On February 3, 2005, the court granted the defendants' motions to dismiss and dismissed the plaintiff's amended complaint. The plaintiff has not yet commenced an appeal or sought to take any other action following the court's ruling but its time to do so has not expired. Based upon currently available information the Company does not expect the ultimate resolution of this matter to have a materially adverse effect on the Company's financial position or results of operations, but there can be no assurance thereof.

The Company is involved in various other legal proceedings incidental to the conduct of its business, including employment discrimination claims. Based upon currently available information, the Company does not expect that any such proceedings will have a material adverse effect on the Company's financial position or results of operations but there can be no assurance thereof.

{12} IMPAIRMENT OF LONG-LIVED ASSETS AND FACILITY CLOSING COSTS

During fiscal 2004, the Company sold or closed eight Grady's American Grill restaurants. In connection with these actions, the Company recorded charges totaling $2,357,000. The charges consisted of long-lived asset impairments totaling $670,000 and facility closing costs totaling $1,687,000, primarily related to lease obligations, severance payments to certain restaurant employees, and the write-off of inventory. These charges are recorded as a component of discontinued operations. Charges related to lease obligations were recorded in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities".

In addition, the Company made lease payments after the stores were closed totaling $166,000 during fiscal 2004, reducing the lease obligation included in accrued liabilities to $1.0 million at October 31, 2004.

During fiscal 2003 the Company closed four Grady's American Grill restaurants. In light of these disposals and the continued decline in sales and cash flow in its Grady's American Grill division the Company reviewed the carrying amounts for the balance of its Grady's American Grill Restaurant assets. The Company estimated the future cash flows expected to result from the continued operation and the residual value of the remaining restaurant locations in the division and concluded that, for the division as a whole, and in particular with respect to eight locations, the undiscounted estimated future cash flows were less than the carrying amount of the related assets. Accordingly, the Company concluded that these assets had been impaired. The Company measured the impairment and recorded an impairment charge related to these assets aggregating $4,411,000 in the second quarter of fiscal 2003, consisting of a reduction in the net book value of the Grady's American Grill trademark of $2,882,000 and a reduction in the net book value of certain fixed assets in the amount of $1,529,000. In accordance with SFAS 144, this amount has been classified as discontinued operations in the Consolidated Statement of Operations for fiscal 2003.

In determining the fair value of the aforementioned restaurants, the Company relied primarily on discounted cash flow analyses that incorporated an investment horizon of five years and utilized a risk adjusted discount factor.

In light of the continuing negative trends in both sales and cash flows, the increase in the pervasiveness of these declines amongst individual stores, and the accelerating rate of decline in both sales and cash flow, in fiscal 2003, the Company also determined that the useful life of the Grady's American Grill trademark should be reduced from 15 to five years.

{13} RELATED PARTY TRANSACTIONS

The Company leases 43 of its Burger King restaurants from entities that are substantially owned by certain directors, officers and stockholders of the Company. 42 of these restaurants are owned by the real estate entities that have been consolidated in accordance with FIN (See Note 2). Amounts paid for leases with these related entities are as follows:

                                                       Fiscal Year Ended
                                        October 31,       October 26,      October 27,
(Dollars in thousands)                      2004             2003              2002
------------------------------------    -----------    -----------------   -----------
Base rentals                               $ 3,475         $ 3,331           $ 3,213
Percentage rentals                             506             289               526
                                           -------         -------           -------
                                           $ 3,981         $ 3,620           $ 3,739
                                           -------         -------           -------

Affiliated real estate partnerships and two other entities related through common ownership pay management fees to the Company as reimbursement for administrative services provided. Total management fees for fiscal 2004, 2003 and 2002 were $13,000, $12,000 and $14,000, respectively.

During the fiscal years 2004, 2003 and 2002, the Company made payments to companies owned by certain directors, stockholders and officers of the Company of $304,000, $232,000 and $301,000, respectively, for air transportation services. These amounts exclude salary and related expenses paid to the pilots during fiscal years 2004, 2003 and 2002 in the amounts of $110,000, $104,000 and $16,000, respectively. Prior to fiscal 2002, the pilots' salaries and related expenses were borne by the Airplane Companies.

{14} ACQUISITIONS AND DISPOSITIONS

During fiscal 2004, the Company received net proceeds of $8,663,000 from the sale of seven Grady's American Grill restaurants. The Company recorded a net loss in discontinued operations of $1,751,000 related to the closure and disposal of Grady's restaurants during fiscal 2004. Six of the restaurants sold were sale-leaseback transactions. In each of the six sale-leaseback transactions, the Company's lease obligations extend for less than one year.

The Company purchased the operating assets and franchise rights of five existing Burger King restaurants from a Burger King franchisee in the third quarter of fiscal 2004 for $1,150,000. The results of operations for these Burger King restaurants have been included in the consolidated financial statements since June 16, 2004.

During fiscal 2003, the Company sold four of its Grady's American Grill restaurants for net proceeds of $4,779,000. The Company recorded a $341,000 gain related to these sales.

During fiscal 2002, the Company sold 15 of its Grady's American Grill restaurants for net proceeds of $15,512,000. The Company recorded a $1,360,000 gain related to these sales.

{15} SEGMENT REPORTING

The segment information has been prepared in accordance with SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131).

The Company operates five distinct restaurant concepts in the food-service industry. It owns the Grady's American Grill, Porterhouse Steaks and Seafood and two Italian Dining concepts and operates Burger King and Chili's Grill & Bar restaurants as a franchisee of Burger King Corporation and Brinker International, Inc., respectively. The Company has identified each restaurant concept as an operating segment based on management structure and internal reporting, with the exception of Porterhouse Steaks and Seafood which is included with the Grady's American Grill operating segment, based on management structure and internal reporting. For purposes of applying SFAS 131, the Company considers the Grady's American Grill, the two Italian Dining concepts and Chili's Grill & Bar to be similar and has aggregated them into a single reportable segment (Full Service). The Company considers the Burger King restaurants as a separate reportable segment (Quick Service). Summarized financial information concerning the Company's reportable segments is shown in the following table. The "All Other" column is the VIE activity (See Note 2). The "Other Reconciling Items" column includes corporate related items and income and expense not allocated to reportable segments.

                                                                                                 OTHER
                                                FULL              QUICK          ALL          RECONCILING
(Dollars in thousands)                         SERVICE           SERVICE        OTHER            ITEMS            TOTAL
------------------------------------------  -------------       ---------      --------      --------------    -----------
FISCAL 2004

Revenues                                      $ 109,913         $ 122,183      $ 3,746          $ (3,746)        $ 232,096
Income from restaurant operations (1)            14,275            13,742        3,079              (469)           30,627

Operating income                                  8,569             3,984        3,004            (1,096)        $  14,461
Interest expense                                                                                                     6,546
Other income (expense), net                                                                                         (2,262)
                                                                                                                 ---------
Income from continuing operations before
income taxes                                                                                                     $   5,653
                                                                                                                 =========

Total assets                                     71,439            48,664       17,816            10,623         $ 148,542
Depreciation and amortization                     4,803             4,749          489               463            10,504

FISCAL 2003 (As restated) (2)

Revenues                                      $ 104,348         $ 114,983      $ 3,586          $ (3,586)        $ 219,331
Income from restaurant operations (1)            14,229            12,580        2,942              (665)           29,086

Operating income                                  8,561             3,076        2,835            (1,728)        $  12,744
Interest expense                                                                                                     7,143
Other income (expense), net                                                                                            442
                                                                                                                 ---------
Income from continuing operations before
income taxes                                                                                                     $   6,043
                                                                                                                 =========

Total assets                                     67,647            50,886       18,599            20,964         $ 158,096
Depreciation and amortization                     4,964             5,108          500               773            11,345

FISCAL 2002 (As restated) (2)

Revenues                                      $ 113,925         $ 123,795      $ 3,890          $ (3,890)        $ 237,720
Income from restaurant operations (1)            14,388            15,952        3,196              (837)           32,699

Operating income                                  7,127             5,230        3,119            (2,278)        $  13,198
Interest expense                                                                                                     7,916
Other income (expense), net                                                                                         (1,279)
                                                                                                                 ---------
Income from continuing operations before
income taxes                                                                                                     $   4,003
                                                                                                                 =========

Total assets                                     90,981            50,897       16,065            11,743         $ 169,686
Depreciation and amortization                     5,230             4,756          552               885            11,423

(1) Income from operations is restaurant sales minus total operating expenses.

(2) See Note 1A.

(16) SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
     (in thousands, except per share amounts)


                                                       First           Second             Third
                                                       Quarter        Quarter             Quarter       Fourth
    Year ended October 31, 2004                     (As restated)   (As restated)      (As restated)    Quarter
   ------------------------------                   -------------   -------------      -------------    --------
Total revenues                                       $   64,063     $     52,226        $   56,939      $ 58,868
Operating income                                          2,730            3,296             4,138         4,297
Income from continuing operations before income
taxes                                                       230            1,301             2,047         2,075
Net income                                           $       92     $        185(1)     $    1,167      $    777(2)
                                                     ==========     ============        ==========      ========

Basic net income per share                           $     0.01     $       0.02        $     0.11      $   0.08
                                                     ==========     ============        ==========      ========

Diluted net income per share                         $     0.01     $       0.02        $     0.11      $   0.08
                                                     ==========     ============        ==========      ========

Weighted average shares:
Basic                                                    10,163           10,163            10,163        10,163
Diluted                                                  10,195           10,189            10,212        10,292

                                                       First       Second        Third        Fourth
 Year ended October 26, 2003  (As restated)           Quarter     Quarter       Quarter       Quarter
 ---------------------------------------------       --------    ---------       -------     ---------
Total revenues                                       $ 65,144    $  49,690      $ 52,030     $  52,467
Operating income                                        2,736        2,737         3,025         4,246
Income (loss) from continuing operations before
income taxes                                              132        4,175          (332)(4)     2,068
Net income (loss)                                    $     33    $    (389)(3)  $   (241)    $     996
                                                     ========    =========      ========     =========
Basic net income (loss) per share                    $      -    $   (0.03)     $  (0.02)    $    0.10
                                                     ========    =========      ========     =========
Diluted net income (loss) per share                  $      -    $   (0.03)     $  (0.02)    $    0.10
                                                     ========    =========      ========     =========

Weighted average shares:
Basic                                                  11,311       11,311        10,805        10,163
Diluted                                                11,358       11,316        10,805        10,208

---------------------
(1) Includes charges for the impairment of assets and facility closing costs totaling $905,000.

(2)   Includes charges for facility closing costs totaling $802,000.

(3) Includes charges for the impairment of assets and facility closing costs totaling $4,411,000 and a recovery of note receivable in the amount of $3,459,000.

(3)   Includes stock purchase expense of $1,294,000.

Restatement

The Company has determined that it incorrectly calculated its straight-line rent expense and related deferred rent liability. As a result, the Company concluded that its previously filed financial statements for fiscal years through 2003 and the first three interim periods in 2004 should be restated. Historically, when accounting for leases with renewal options, the Company recorded rent expense on a straight-line basis over the initial non-cancelable lease term without regard for renewal options. In addition, the Company depreciated its buildings, leasehold improvements and other long-lived assets on those properties over a period that included both the initial non-cancelable term of the lease and all option periods provided for in the lease (or the useful life of the assets if shorter). As a result, the Company has restated its financial statements to recognize (i) rent expense on a straight-line basis over the lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty such that at lease inception the renewal option is reasonably assured of exercise, and (ii) to recognize depreciation on its buildings, leasehold improvements and other long-lived assets over the expected lease term, where the lease term is shorter than the useful life of the assets.

As a result of the changes, the Company's financial statements for the fiscal 2003 and 2004 quarters have been adjusted as follows:

                                                      As previously
   16 weeks ended February 15, 2004     As restated     reported
   ---------------------------------    -----------   -------------
   (in thousands, except per share
     amounts)
Operating Income                        $     2,730   $       2,917
Income (loss) before tax                        230             417
Net Income (loss)                       $        92   $         279

Basic net income per share              $      0.01   $        0.03
Diluted net income per share            $      0.01   $        0.03

                                                      As previously
   12 weeks ended May 9, 2004           As restated     reported
   -------------------------------      -----------   -------------
   (in thousands, except per share
     amounts)
Operating Income                        $     3,296   $       3,436
Income (loss) before tax                      1,301           1,441
Net Income (loss)                       $       185   $         254

Basic net income per share              $      0.02   $        0.02
Diluted net income per share            $      0.02   $        0.02


                                                      As previously
   12 weeks ended August 1, 2004        As restated     reported
   -------------------------------      -----------   -------------
   (in thousands, except per share
    amounts)
Operating Income                        $     4,138   $       4,278
Income (loss) before tax                      2,047           2,187
Income Income (loss)                    $     1,167   $       1,236

Basic net income per share              $      0.11   $        0.12
Diluted net income per share            $      0.11   $        0.12

                                                      As previously
   16 weeks ended February 16, 2003     As restated     reported
   --------------------------------     -----------   -------------
   (in thousands, except per share
   amounts)
Operating Income                        $     2,736   $       2,887
Income (loss) before tax                        132             283
Net Income (loss)                       $        33   $         179

Basic net income per share                        -   $        0.02
Diluted net income per share                      -   $        0.02

                                                      As previously
   12 weeks ended May 11, 2003          As restated     reported
   -------------------------------      -----------   -------------
   (in thousands, except per share
   amounts)
Operating Income                        $     2,737   $      2,846
Income (loss) before tax                      4,175          4,284
Net Income (loss)                       $      (389)  $       (280)

Basic net loss per share                $     (0.03)  $      (0.02)
Diluted net loss per share              $     (0.03)  $      (0.02)

                                                      As previously
   12 weeks ended August 3, 2003        As restated     reported
   -------------------------------      -----------   -----------
   (in thousands, except per share
   amounts)
Operating Income                        $     3,025   $       3,128
Income (loss) before tax                       (332)           (230)
Net Income (loss)                       $      (241)  $        (133)

Basic net loss per share                $     (0.02)  $       (0.01)
Diluted net loss per share              $     (0.02)  $       (0.01)

                                                      As previously
   12 weeks ended October 26, 2003      As restated      reported
   -------------------------------      -----------   -------------
   (in thousands, except per share
   amounts)
Operating Income                           4,246          4,361
Income (loss) before tax                   2,068          2,184
Net Income (loss)                            996          1,106

Basic net income per share                  0.10           0.11
Diluted net income per share                0.10           0.11

QUALITY DINING, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Quality Dining, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Quality Dining, Inc. and its subsidiaries at October 31, 2004 and October 26, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended October 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No 46-R, "Consolidation of Variable Interest Entities" and adopted the provisions of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

As discussed in Note 1A to the consolidated financial statements, the Company has restated its consolidated financial statements for the fiscal years ended October 26, 2003 and October 27, 2002.

PricewaterhouseCoopers LLP

Chicago, Illinois
February 15, 2005

               II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                       Additions
                                                       ---------
                                    Balance at   Charged to   Charged                    Balance at
                                     Beginning    Costs and   to Other                     End of
                                     of Period    Expenses    Accounts   Deductions        Period
                                     ---------    --------    --------   ----------        ------
Year ended October 27, 2002

  Income tax valuation allowance    $    26,330        -         -           (1,534)(1)  $   24,796

Year ended October 26, 2003

  Income tax valuation allowance    $    24,796      377         -                -      $   25,173

Year ended October 31, 2004

  Income tax valuation allowance    $    25,173        -          -              -       $   25,173

(1) During fiscal 2002 the Company utilized NOL carryforwards to offset current-year taxable income.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with the Company's independent accountants on accounting or financial disclosures.

ITEM 9A.  CONTROLS AND PROCEDURES.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As of October 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Executive Vice President concluded that there was a material weakness in our disclosure controls and procedures and, as such those disclosure controls and procedures were not effective at October 31, 2004.

In the course of the process of closing its accounts for fiscal year 2004, the Company determined that (i) it had not been properly allocating certain federal tax attributes between continuing operations and discontinued operations in the first three fiscal quarters of 2004, and (ii) it had incorrectly calculated its straight-line rent expense, related to deferred rent liability and depreciation expense on long-lived assets on certain leased properties. The accounting for the allocation of federal tax attributes was corrected on Forms 10-Q/A filed on December 23, 2004. The Company's previously reported net income and income per share were not affected by this change in classification. The accounting for straight-line rent expense, deferred rent liability and depreciation was corrected on a Form 8-K filed on February 15, 2005.

The Company has instituted enhanced internal controls designed to ensure the intra-period allocation of tax expense (benefit) between continuing operations and discontinued operations conforms to U.S. generally accepted accounting principles. Such enhancements will generally conform quarterly procedures to those utilized by the Company in its year-end closing process. Similarly, the Company has instituted enhanced internal controls to ensure that straight-line rent, deferred rent liability and depreciation are computed with reference to correct lease terms.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company will be required to furnish a report of management's assessment of the design and effectiveness of its internal controls as part of the Annual Report on Form 10-K beginning with the fiscal year ended October 30, 2005. The Company has implemented changes to its internal controls as discussed above to remediate the deficiencies. As a result of such changes, the Company believes that these deficiencies will not be a material weakness at October 30, 2005.

Except as set forth above, there have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a - 15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and Directors, and persons who own more than 10% of Common Stock, to file reports of ownership with the Securities and Exchange Commission. Such persons also are required to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2004, all filing requirements applicable to its executive officers, Directors and greater than 10% shareholders were complied with.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

          Name                      Age                        Position
-------------------------           ---    ----------------------------------------------
Daniel B. Fitzpatrick                47    Director, Chairman of the Board, President and
                                           Chief Executive Officer of the Company

James K. Fitzpatrick                 49    Director, Senior Vice President and Chief
                                           Development Officer of the Company

Philip J. Faccenda                   75    Director

Ezra H. Friedlander                  63    Director

Bruce M. Jacobson                    55    Director

Steven M. Lewis                      55    Director

Christopher J. Murphy III            58    Director

John C. Firth                        47    Executive Vice President, General Counsel and
                                           Secretary

Lindley E. Burns                     50    Senior Vice President - Full Service Dining

Gerald O. Fitzpatrick                44    Senior Vice President - Burger King Division


Christopher L. Collier               43    Vice President - Finance

Jeanne M. Yoder                      38    Vice President and Controller

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

James K. Fitzpatrick has served as a Director of the Company since 1990 and as Senior Vice President and Chief Development Officer of the Company since August 1995. Prior to that, Mr. Fitzpatrick served as Vice President or Senior Vice President of the Company in charge of the Company's Fort Wayne, Indiana Burger King restaurant operations since 1984. Prior to joining the Company, he served as a director of operations for a franchisee of Burger King Corporation. He has over 25 years of experience in the restaurant business.

Philip J. Faccenda has served as a Director of the Company since 2000. Mr. Faccenda is Vice President and General Counsel Emeritus, University of Notre Dame.

Ezra H. Friedlander has served as a Director of the Company since 1995. Mr. Friedlander is a Judge on the Indiana Court of Appeals.

Bruce M. Jacobson has served as a Director of the Company since 2000. Mr. Jacobson is Senior Vice President of KSM Business Services, an affiliate of Katz, Sapper and Miller, LLP an accounting and consulting firm based in Indianapolis, IN. Mr. Jacobson is also a director of Windrose Medical Properties Trust, a publicly held real estate investment trust.

Steven M. Lewis has served as a Director of the Company since 1994. Mr. Lewis is President of U.S. Restaurants, Inc. (restaurant management company). Mr. Lewis also serves on the Board of Directors of Commerce Bancorp, Inc., a bank holding company.

Christopher J. Murphy III has served as a Director of the Company since 1994. Mr. Murphy is Chairman, President and Chief Executive Officer of 1st Source Corporation (publicly held diversified bank holding company) and Chairman and Chief Executive Officer of 1st Source Bank.

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

The above information includes business experience during the past five years for each of the Company's Directors and executive officers. Executive officers of the Company serve at the discretion of the Board of Directors. Messrs. Daniel
B. Fitzpatrick, James K. Fitzpatrick and Gerald O. Fitzpatrick are brothers. There is no family relationship between any other Directors or executive officers of the Company.

The success of the Company's business is dependent upon the services of Daniel
B. Fitzpatrick, Chairman, President and Chief Executive Officer of the Company. The Company maintains key man life insurance on the life of Mr. Fitzpatrick in the principal amount of $3.0 million. The loss of the services of Mr. Fitzpatrick would have a material adverse effect upon the Company.

AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

The Audit Committee of the Board of Directors of the Company was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 and consists of Messrs. Murphy (Chairman), Jacobson and Lewis. The Board of Directors and the Audit Committee believe that the Audit Committee's current member composition satisfies the rules of the Nasdaq Stock Market that govern audit committee composition, including the requirement that audit committee members all be "independent" as that term for audit committee members is defined by the Nasdaq Stock Market rules and Rule 10A-3 of the Securities and Exchange Act of 1934. The Board of Directors has determined that Messrs. Jacobson and Murphy meet the Securities and Exchange Commission's definition of "audit committee financial expert."

CODE OF BUSINESS CONDUCT AND ETHICS

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

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth certain information regarding compensation paid or accrued during each of the Company's last three fiscal years to the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers, based on salary and bonus earned during fiscal 2004 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                            Long Term
                                                                                       Compensation Awards
                                                                                   ---------------------------
                                                        Annual Compensation         Securities   Restricted
   Name and Principal Position               Fiscal    ---------------------        Underlying     Stock             All Other
                                             Year(1)    Salary     Bonus(2)         Options(3)    Awards (4)       Compensation
--------------------------------             ------    --------    ---------        ----------   -------------     ------------
Daniel B. Fitzpatrick, Chairman,              2004     $424,086    $ 176,706             0               0         $  6,396(5)
President and Chief Executive Officer         2003      396,270       74,300             0               0            5,000(5)
                                              2002      388,500      169,969             0               0            5,000(5)

John C. Firth, Executive Vice                 2004     $305,769    $ 127,406             0               0         $  6,520(6)
President, General Counsel and Secretary      2003      281,970       52,881             0               0            5,425(6)
                                              2002      272,308      219,134(7)     60,000       $ 421,200(8)         8,925(6)

James K. Fitzpatrick, Senior                  2004     $233,290    $  97,206             0               0         $  4,715(5)
Vice President and Chief                      2003      224,400       42,076             0               0            5,000(5)
Development Officer                           2002      220,000       96,250             0               0            8,500(5)

Gerald O. Fitzpatrick, Senior                 2004     $230,223    $  95,282             0               0         $   2,508(5)
Vice President, Burger King Division          2003      219,300       32,982             0               0             1,673(5)
                                              2002      215,000      104,062             0               0             4,705(5)

Patrick J. Barry, Senior Vice                 2004     $222,686    $       0             0               0         $ 333,195(9)
President, Administration and                 2003      214,200       40,162             0               0             6,420(11)
Information Technology                        2002      210,000       91,875             0               0             9,920(11)
(10)

Lindley E. Burns, Senior Vice                 2004     $193,640    $  80,685             0               0         $   4,178(5)
President, Full Service Dining                2003      183,600       24,108             0               0             5,000(5)
                                              2002      180,000       55,125             0               0             8,500(5)

---------------

(1)   Fiscal year 2004 consisted of 53 weeks.

(2) Except as specifically noted, represents awards under the Company's bonus plan. To the extent the Company meets certain financial targets and performance targets established for the areas of the Company's operations under the supervision of the Named Executive Officer, the officer may receive a discretionary bonus. For fiscal 2003, fiscal 2002 and fiscal 2001, targeted performance levels and potential bonus awards were approved by the Compensation Committee. Bonus awards are accrued in the fiscal year earned, but typically paid in the following fiscal year.

(3) Options to acquire shares of Common Stock. The Company has never granted SAR's.

(4) As of October 31, 2004, the total number and value (based on the closing market price of the Company's Common Stock on October 31, 2004) of the unvested restricted stock awards held by the Named Executive Officers were as follows: Daniel B. Fitzpatrick - 13,333 shares ($41,332); John C. Firth
      - 145,314 shares ($450,473); James K. Fitzpatrick - 20,921 shares ($64,855); Gerald O. Fitzpatrick - 20,444 shares ($63,376); and Lindley E. Burns - 12,056 shares ($37,374).

(5) Represents Company allocations to its discretionary, non-qualified deferred compensation plan. The Company's allocations to this plan on behalf of participants are determined at the discretion of the Board of Directors.

(6) Includes Company allocations to its discretionary, non-qualified deferred compensation plan and life insurance premiums of $425.

(7) Includes a one-time bonus in the amount of $100,000 paid in connection with the September 9, 2002 amendment to Mr. Firth's Employment Agreement. See "Employment, Non-Competition and Severance Agreements."

(8) Represents the market value of 120,000 restricted shares awarded in connection with the September 9, 2002 amendment to Mr. Firth's Employment Agreement based on the closing market price of the Company's common stock ($3.51) on that date. See "Employment, Non-Competition and Severance Agreements."

 (9) Includes Company allocations of $4,20 to its discretionary, non-qualified deferred compensation plan and life insurance premiums of $1,420. Also includes $327,355 of severance expenses that were accrued in the fourth quarter of fiscal 2004 in connection with Mr. Barry's severance agreement. See "Employment, Non-Competition and Severance Agreements."

(10) Mr. Barry resigned from the Company effective October 29, 2004. See "Employment, Non-Competition and Severance Agreements".

(11) Includes Company allocations to its discretionary, non-qualified deferred compensation plan and life insurance premiums of $1,420.

EMPLOYMENT, NON-COMPETITION AND SEVERANCE AGREEMENTS

In June 1999, the Company entered into non-compete agreements with certain of its officers, including James K. Fitzpatrick and Gerald O. Fitzpatrick. The agreements prohibit such officers from competing with the Company or soliciting employees of the Company for a period of one year following the termination of their employment. The agreements also provide that in the event of a change of control of the Company, such officers will receive two times (in the case of James K. Fitzpatrick) or one and one-half times (in the case of Gerald O. Fitzpatrick) their base salary and maximum bonus potential at the time of the change of control.

In September 2002, the Company amended the Employment Agreement it had previously entered into with John C. Firth, its Executive Vice President and General Counsel. The agreement is for a period of three years and extends automatically for one year on each anniversary date. Mr. Firth's agreement provides for a base salary of $285,000, $300,000 and $315,000 in fiscal year 2003, 2004 and 2005, respectively. Mr. Firth is also entitled to annual cash bonus payments of up to 50% of his base salary determined in a manner similar to other senior executives of the Company. In connection with the amendment, Mr. Firth received a one-time cash bonus of $100,000 and was awarded 120,000 restricted shares of Company Common Stock, valued at $421,200 based upon the closing market price of the Company's Common Stock on the date of grant. The restricted shares vest on the 10th anniversary of the date of grant, subject to accelerated vesting in one-third increments as and when the Company's common stock closes at or above $4.51, $5.51 and $7.51. The Company also agreed to maintain a life insurance policy on Mr. Firth's life during his employment in the amount of $500,000 for the benefit of Mr. Firth or his designee. Pursuant to the agreement, Mr. Firth is prohibited from competing with the Company or soliciting Company employees for a period of one year after the termination of his employment. If the agreement is terminated by the Company, other than for cause, or by Mr. Firth with good reason (which includes the termination of Mr. Firth's employment for any reason within one year following a change in control of the Company), Mr. Firth is entitled to two times his base salary and maximum bonus, additional and accelerated vesting and exercisability as to the portion of any outstanding option scheduled to vest on the next following vesting date and the Company will continue to provide health and welfare benefits for one year. The agreement also provides for gross-up payments necessary to cover possible excise tax payments by Mr. Firth and to reimburse him for legal fees that might be expended in enforcing the agreement's provisions or contesting tax issues relating to the agreement's gross-up provisions.

In October 2000, the Company entered into an Employment Agreement with Daniel B. Fitzpatrick, its Chairman of the Board, President and Chief Executive Officer. The agreement is for a period of three years and extends automatically for one year on each anniversary date. Mr. Fitzpatrick's agreement provides for a $370,000 base salary which shall be reviewed at least annually for a minimum 5% increase. Mr. Fitzpatrick is also entitled to annual cash bonus payments of up to 50% of his base salary determined in a manner similar to other senior executives of the Company. Pursuant to the agreement, the Company agreed to pay Mr. Fitzpatrick a one-time cash bonus of $450,000 payable in three equal installments on October 30, 2000, January 31, 2001 and January 31, 2002. The agreement prohibits Mr. Fitzpatrick from competing with the Company or soliciting Company employees for a period of one year after the termination of his employment except for any business in which Mr. Fitzpatrick was engaged on the date of the agreement or which is expressly approved by the Company's Board of Directors. If the agreement is terminated by the Company, other than for cause, or by Mr. Fitzpatrick with good reason (which includes the termination of Mr. Fitzpatrick's employment for any reason within one year following a change in control of the Company), Mr. Fitzpatrick is entitled to 2.99 times his base salary and maximum bonus, additional and accelerated vesting and exercisability as to the portion of any outstanding option scheduled to vest on the next following vesting date and the Company will continue to provide health and welfare benefits for one year. The agreement also provides for gross-up payments necessary to cover possible excise tax payments by Mr. Fitzpatrick and to reimburse him for legal fees that might be expended in enforcing the agreement's provisions or contesting tax issues relating to the agreement's gross-up provisions.

The Board of Directors believed that these agreements, together with awards under the Long Term Incentive Plans described below, would encourage these key employees to remain with the Company at a critical stage in the implementation of the Board's long-term strategy. In the case of the change of control payments, the Board believed that these officers would be better able to act in the interests of all shareholders in the face of a hostile takeover attempt or in the event that the Board of Directors determined that the Company should be sold if they were assured of receiving sizable payments following a change of control. The Board was advised that such arrangements were prevalent among publicly-traded companies and concluded that such arrangements would foster, rather than impair, the ability of the Company to be sold. The Board of Directors believed that these considerations were as applicable to Daniel, James and Gerald Fitzpatrick as they were to the other key officers of the Company who were provided with comparable arrangements.

The Company entered into a Resignation Agreement and General Release with Mr. Barry on October 29, 2004 which provides that the Company will pay Mr. Barry the total sum of One Hundred Sixty Four Thousand Dollars ($164,000) payable in installments commencing on January 9, 2005 and continuing through April 2, 2006. The Company also paid Mr. Barry $7,406 representing the value of his in-the-money options determined as of October 29, 2004, and accelerated the vesting of 19,967 of his restricted shares that had not previously vested. The Company paid Mr. Barry $83,507 representing the amount of the bonus he otherwise would have earned in respect of fiscal 2004 but for his resignation.

COMPENSATION OF DIRECTORS

During fiscal 2004, the Company paid Directors who are not employees of the Company an annual retainer of $12,000 for members of the Audit Committee and $10,000 for non-Audit Committee members, plus $750 for each regular Board meeting attended and $750 for each special Board meeting attended and each committee meeting attended if the committee met on a day other than a Board meeting except the Chairman of the Special Committee that considered the proposal by certain executive officers and Board members to purchase all of the outstanding shares held by the Company's public shareholders received $1,125 per meeting. All Directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board. No Director who is an officer or employee of the Company receives compensation for services rendered as a Director.

In addition, under the Company's 1993 Outside Directors Plan and the Company's 1999 Outside Directors Stock Option Plan ("1999 Outside Directors Plan") generally on May 1 of each year, each then non-employee Director of the Company automatically receives an option to purchase 2,000 shares of Common Stock with an exercise price equal to the fair market value of the Common Stock on the date of grant. Each option will have a term of 10 years and will be exercisable six months after the date of grant. On May 1, 2004, Messrs. Friedlander, Lewis, Murphy, Faccenda and Jacobson each received an option to purchase 2,000 shares of Common Stock, all at an exercise price of $2.37 per share.

STOCK OPTIONS

On December 17, 1993, the Board of Directors and shareholders of the Company adopted the 1993 Stock Option Plan. The 1993 Stock Option Plan provides for awards of incentive and non-qualified stock options and shares of restricted stock to the officers and key employees of the Company. An aggregate of 1,000,000 shares of Common Stock are subject to the 1993 Stock Option Plan (subject to adjustment in certain events). As of October 31, 2004, options to purchase 71,390 shares of Common Stock were outstanding under the 1993 Stock Option Plan. No awards for additional shares of Common Stock will be made under the 1993 Stock Option Plan, although the terms of options granted pursuant to the 1993 Stock Option Plan may be modified.

On February 14, 1997, the Board of Directors adopted, subject to shareholder approval, the 1997 Stock Option Plan. On March 26, 1997, the shareholders of the Company approved the adoption of the 1997 Stock Option Plan at the 1997 annual meeting of shareholders. The 1997 Stock Option Plan provides for awards of incentive and non-qualified stock options, shares of restricted stock, SAR's and performance stock to the officers and key employees of the Company. An aggregate of 1,100,000 shares of Common Stock are subject to the 1997 Stock Option Plan (subject to adjustment in certain events). As of October 31, 2004 options to purchase 412,922 shares of Common Stock were outstanding under the 1997 Stock Option Plan and 382,687 restricted shares had been issued and were outstanding under the 1997 Stock Option Plan.

The Company's Board of Directors and shareholders approved the 1993 Outside Directors Plan effective December 17, 1993. The Company's 1993 Outside Directors Plan reserved for issuance 40,000 shares of the Company's Common Stock (subject to adjustment for subsequent stock splits, stock dividends and certain other changes in the Common Stock) pursuant to non-qualified stock options to be granted to non-employee Directors of the Company. As of October 31, 2004, options to purchase 24,000 shares of Common Stock were outstanding under the 1993 Outside Directors Plan. See "--Compensation of Directors."

On December 15, 1999, the Board of Directors adopted the 1999 Outside Directors Plan. The 1999 Outside Directors Plan reserves for issuance 80,000 shares of the Company's Common Stock (subject to adjustment for subsequent stock splits, stock dividends and certain other changes in the Common Stock) pursuant to non-qualified stock options to be granted to non-employee Directors of the Company. The 1999 Outside Directors Plan provides that on May 1, 2000, each non-employee Director automatically received an option to purchase 4,000 shares of Common Stock and on May 1 of each year thereafter, each non-employee Director will automatically receive an option to purchase 2,000 shares of Common Stock. Each option will have an exercise price equal to the fair market value of the Common Stock on the date of grant. As of October 31, 2004, options to purchase 56,000 shares of Common Stock were outstanding under the 1999 Outside Directors Plan. See "--Compensation of Directors."

No option granted under the 1993 Outside Directors Plan or the 1999 Outside Directors Plan may be exercised less than six months or more than 10 years from the date it is granted. In addition, no option may be exercised unless the grantee has served continuously on the Board of Directors at all times beginning on the date of grant and ending on the date of exercise of the option. Nevertheless, all options held by a grantee who ceases to be a non-employee Director due to death, permanent disability or retirement with the consent of the Board of Directors may be exercised, to the extent they were exercisable at the date of cessation, at any time within one year after the date of cessation. Options held by a deceased grantee may be exercised by the grantee's estate or heirs. If a grantee ceases to be a non-employee Director for any other reason, such grantee's options will expire three months after cessation.

No stock options were granted to the Named Executive Officers in fiscal 2004.

The following table sets forth information with respect to the exercise of options by the Named Executive Officers during fiscal 2004.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                       Number of Securities            Value of Unexercised In-
                                                            Underlying                           the-
                                                      Unexercised Options at               Money Options at
                            Shares                       Fiscal Year-End                 Fiscal Year-End (1)
                           Acquired     Value       ---------------------------       -----------------------------
   Name                   on Exercise   Realized    Exercisable   Unexercisable       Exercisable     Unexercisable
   ----                   -----------   --------    -----------   -------------       -----------     -------------
Daniel B. Fitzpatrick          0            0          23,200             0           $      -(2)     $     -
John C. Firth                  0            0          90,736        15,000              9,008              -(2)
James K. Fitzpatrick           0            0          48,904             0              7,806              -
Gerald O. Fitzpatrick          0            0          48,162             0              7,606              -
Patrick J. Barry               0            0          41,161             0              7,406              -
Lindley E. Burns               0            0          29,868             0              4,504

---------------

(1) The closing price for the Company's Common Stock as reported by the Nasdaq National Market System on October 31, 2004 was $3.10. Value is calculated on the basis of the difference between the Common Stock option exercise price and $3.10 multiplied by the number of "In-the-Money" shares of common stock underlying the option.

(2) The exercise price of these options exceeded $3.10 and therefore were not "In the Money."

401(k) AND DEFERRED COMPENSATION SAVINGS PLAN

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

On May 18, 1998, the Company implemented the Quality Dining, Inc. Supplemental Deferred Compensation Plan ("Plan II"). Plan II is a non-qualified deferred compensation plan. Plan II participants are considered a select group of management and highly compensated employees according to Department of Labor guidelines. Since the implementation of Plan II, Plan II participants are no longer eligible to contribute to Plan I. Plan II participants elect the percentage of their pay they wish to defer into their Plan II account. They also elect the percentage of their account to be allocated among various investment options. The Company makes matching allocations to the Plan II participants' deferral accounts equal to 50% of a participant's contribution, up to a maximum of 5% of such participant's compensation but no more than the participant would have received had the participant's deferrals been contributed to Plan I.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee determines executive compensation and administers the Company's 1993 Stock Option Plan and the 1997 Stock Option Plan.

The Company's compensation programs are designed to attract, retain and motivate the finest talent possible for all levels of the organization. In addition, the programs are designed to treat all employees fairly and to be cost-effective. To that end, all compensation programs for management, including those for executive officers, have the following characteristics:

      - Compensation is based on the individual's level of job responsibility and level of performance, the performance of the restaurant, division or concept supervised by such individual and/or the performance of the Company. Executive officers have a greater portion of their pay based on Company performance than do other management employees.

      - Compensation also takes into consideration the value assigned to the job by the marketplace. To retain a highly skilled management team, the Company strives to remain competitive with the pay of employers of a similar stature who compete with the Company for talent.

      - Through the grant of stock options and restricted stock awards, the Company offers the opportunity for equity ownership to executive officers and other key employees.

Consistent with these programs, the compensation of executive officers has been and will be related in substantial part to Company performance. Compensation for executive officers consists of salary, bonus, restricted stock awards and stock option grants.

Stock Options and Restricted Stock

During fiscal years 2002, 2003 and 2004, the Compensation Committee only made isolated grants of options and restricted stock.

Cash Bonuses

In December 1994, the Compensation Committee adopted guidelines for annual cash bonus awards, which guidelines, as revised, are used by the Company's Chairman and Chief Executive Officer in his recommendations to the Compensation Committee regarding the annual bonus awards. Under the bonus program adopted by the Compensation Committee, executive officers are eligible for an annual bonus in an amount up to a specified percentage of the executive officer's salary. These percentages currently range from 25% to 50%. Within these parameters, the bonuses are at the discretion of the Compensation Committee.

In making bonus recommendations to the Compensation Committee for the 2004 fiscal year, the Chief Executive Officer evaluated each bonus-eligible employee's performance against targets established for the areas of the Company's operations under their supervision, the Company's performance against its financial targets and the executive officer's impact on the Company's performance over a number of years. In setting bonuses for fiscal 2004, the Compensation Committee considered the recommendations of the Chief Executive Officer.

CEO Compensation

Daniel B. Fitzpatrick's cash bonus for fiscal 2004 in the amount of $176,706 was generally determined in accordance with the same procedures and standards as for the other executive officers of the Company. Mr. Fitzpatrick's salary for fiscal 2004 was established in his Employment Agreement. See "- Compensation of Executive Officers and Directors - Employment, Non-Competition and Severance Agreements."

                     Compensation and Stock Option Committee

                            Steven M. Lewis, Chairman
                            Philip J. Faccenda
                            Bruce M. Jacobson

PERFORMANCE GRAPH

The performance graph set forth below compares the cumulative total shareholder return on the Company's Common Stock with the Nasdaq Market Index and an Index of Nasdaq Companies in SIC Major Group 581 for the period from October 29, 1999 through October 31, 2004. The Company's Common Stock commenced trading on the Nasdaq National Market System on March 2, 1994.

            COMPARISON OF CUMULATIVE TOTAL RETURN AMONG THE COMPANY,
    NASDAQ MARKET INDEX AND INDEX OF NASDAQ COMPANIES IN SIC MAJOR GROUP 581


                               Fiscal Year Ending

Company/Index/Market   10/29/1999   10/27/2000   10/26/2001  10/25/2002   10/26/2003   10/31/2004
Quality Dining, Inc.     100.00        80.99        86.69      125.85       105.32       117.87

NASDAQ US                100.00       113.79        57.26       45.22        66.06        67.84

Peer Group Only          100.00       122.69       142.25      168.18       218.60       230.34

Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that may incorporate future filings (including this Annual Report, in whole or in part), the preceding Compensation Committee Report on Executive Compensation, Audit Committee Report and the stock price Performance Graph shall not be incorporated by reference in any such filings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

On March 8, 1994, the Board of Directors established the Compensation Committee to approve compensation and stock option grants for the Company's executive officers. The Compensation Committee members are Messrs. Lewis, Faccenda and Jacobson. None of the Compensation Committee members are involved in a relationship requiring disclosure as an interlocking executive officer/director or under Item 404 of Regulation S-K or as a former officer or employee of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of January 25, 2005, the number of shares of common stock of the Company owned by any person (including any group) known by management to beneficially own more than five percent of the common stock of Quality Dining, by each of the directors and named executive officers, and by all directors and executive officers of Quality Dining as a group. Unless otherwise indicated in a footnote, each individual or group possesses sole voting and investment power with respect to the shares indicated as beneficially owned.

    NAME AND ADDRESS OF                        NUMBER OF SHARES
      INDIVIDUAL OF                             BENEFICIALLY           PERCENT OF
    IDENTITY OF GROUP                              OWNED                  CLASS
    ------------------                         ----------------        -----------
Daniel B. Fitzpatrick (1)                      3,929,073(2)(3)             33.88%
James K. Fitzpatrick (1)                         389,749(4)                 3.35%
Gerald O. Fitzpatrick (1)                        275,478(5)                 2.37%
John C. Firth (1)                                265,092(6)(7)              2.27%
Philip J. Faccenda(1)                             25,000(8)(9)                 *
Ezra H. Friedlander (1)                          516,031(10)(11)            4.44%
Bruce M. Jacobson(1)                              17,500(8)                    *
Steven M. Lewis(1)                                23,250(10)(12)               *
Christopher J. Murphy III (1)                     65,500(10)(13)               *
Lindley E. Burns (1)                              51,170(14)                   *
Christopher L. Collier (1)                        49,443(15)                   *
Jeanne M. Yoder (1)                               20,387(16)                   *
Dimensional Fund Advisors, Inc.
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401 **                        733,246                    6.32%
William R. Schonsheck
14891 N. Northsight, Suite 121
Scottsdale, AZ 85260                             545,220(17)                4.70%
Nanette M. Schonsheck
14891 N. Northsight, Suite 121,
Scottsdale, AZ  85260                             60,778(17)                  *
All current Directors and
    executive officers
    as a group (12 persons)                    5,627,673(6)(18)            47.25%

------------

* Less than 1%.

**    Information is based solely on reports filed by such shareholder under
      Section 13(g) of the Exchange Act.

(1) The business address and phone number of this shareholder is c/o Quality Dining, Inc., 4220 Edison Lakes Parkway, Mishawaka, Indiana 46545 and the business telephone number is (574) 271-4600.

(2)   Includes 13,333 shares of restricted stock.

(3) Includes 1,148,014 shares held by Fitzpatrick Properties, LLC, a limited liability Company of which Mr. Fitzpatrick is the sole member and has investment control.

(4) Includes presently exercisable stock options to purchase 42,304 shares, granted by the Company. Also includes 20,921 shares of restricted stock.

(5) Includes presently exercisable stock options to purchase 41,732 shares granted by the Company. Also includes 20,444 shares of restricted stock.

(6) Does not include shares subject to stock options which are not exercisable within 60 days.

(7) Includes presently exercisable stock options to purchase 90,736 shares granted by the Company. Also includes 145,314 shares of restricted stock and 4,500 shares held in an individual retirement account.

(8) Includes presently exercisable stock options to purchase 10,000 shares granted by the Company.

(9) Includes 15,000 shares held by Philip J. Faccenda, Inc., a holding company of which Mr. Faccenda is the majority shareholder and has investment control.

(10) Includes presently exercisable stock options to purchase 20,000 shares granted by the Company.

(11) Includes 14,200 shares held in a trust of which Mr. Friedlander is the trustee with investment control and the income beneficiary, 15,000 shares owned by Mr. Friedlander's spouse and 56,000 shares held in an individual retirement account.

(12) Includes 500 shares held in a trust for the benefit of Mr. Lewis' minor children.

(13) Includes 1,000 shares held by certain retirement plans in which Mr. Murphy is a participant.

(14) Includes presently exercisable stock options to purchase 29,868 shares granted by the Company. Also includes 12,056 shares of restricted stock.

(15) Includes presently exercisable stock options to purchase 19,877 shares granted by the Company. Also includes 6,480 shares of restricted stock.

(16) Includes presently exercisable stock options to purchase 9,655 shares granted by the Company. Also includes 5,963 shares of restricted stock.

(17) Each of Mr. Schonsheck and Mrs. Schonsheck disclaims beneficial ownership of the shares of the Company's common stock owned by the other.

(18) Includes presently exercisable stock options to purchase 314,172 shares granted by the Company. Also includes 224,511 shares of restricted stock.

Equity Compensation Plan Information

The following table provides certain information regarding the Company's equity compensation plans as of October 31, 2004:


                                                         Weighted            Number of securities
                                    Number of             average           remaining available for
                                 securities to be     exercise  price        future issuance under
                               issued upon exercise   of outstanding          equity compensation
                                  of outstanding          options,                 plans
                              options, warrants and      warrants and       (excluding securities
                                     rights               rights            reflected in column (a)
   Plan Category                       (a)                 (b)                        (c)
   -------------              ---------------------   ---------------       ------------------------
Equity compensation                  508,312  (1)          $5.29                     304,345  (2)
plans approved by
security holders

Equity compensation                   56,000               $2.65                      24,000
plans not approved
by security holders (3)
                                     -------               -----                     -------
Total                                651,018               $5.45                     240,943
                                     -------               -----                     -------

(1) Includes 71,390 options issued under the Company's 1993 Stock Option and Incentive Plan (the "1993 Plan"), 412,922 options issued under the Company's 1997 Stock Option and Incentive Plan (the "1997 Plan") and 24,000 options issued under the Company's 1993 Outside Director's Plan (the "1993 Director's Plan").

(2) Includes 288,345 shares available for issuance as stock options, shares of restricted stock, stock appreciation rights or performance stock under the Company's 1997 Plan and 16,000 shares available for issuance as options issued under the Company's 1993 Director's Plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

LEASES OF RESTAURANT FACILITIES.

Of the Burger King restaurants operated by the Company as of December 15, 2004, 43 were leased from a series of entities owned, in various percentages, by Mr. Fitzpatrick, Ezra H. Friedlander, Gerald O. Fitzpatrick, James K. Fitzpatrick and two unrelated persons (the "Real Estate Partnerships"). The Company believes that these leases are on terms at least as favorable as leases that could be obtained from unrelated third parties. The leases between the Company and the Real Estate Partnerships are triple net leases which generally provide for an annual base rent equal to 13 1/2% of the total cost (land and building) of the leased restaurant, together with additional rent of 7% of restaurant sales, to the extent that amount exceeds the base rental. These terms are substantially identical to those which were offered by Burger King Corporation to its franchisees at the time the leases were entered into except that Burger King Corporation was generally charging additional rent of 8 1/2% of restaurant sales. During fiscal 2004, the Company incurred rent expense in the amount of $3,981,000 under these leases.

TRANSPORTATION SERVICES.

Burger Management South Bend No. 3, Inc., and its subsidiary, BMSB, Inc., (collectively the "Airplane Company"), owned by Mr. Daniel B. Fitzpatrick, Ezra
H. Friedlander and James K. Fitzpatrick, have provided the service of its Beechjet airplane to the Company. In fiscal 2004, the Company incurred $304,000 in expenses for the use of the airplane. The Company believes that the amounts paid for air transportation services were no greater than amounts which would have been paid to unrelated third parties for similar services. Consequently, the Company intends to continue to utilize the Airplane Company to provide air transportation services. During fiscal 2004, the Company employed the pilots for the airplane. On occasion, these pilot employees of the Company have and will continue to fly the Airplane Company's airplane for related parties other than for the business of the Company. In these circumstances, the Company is reimbursed for the full value of the pilots' services. During fiscal 2004, Mr. Fitzpatrick and Mr. Friedlander were billed $30,070 and $1,843, respectively, for pilot services. The Company believes that the amounts charged for these pilot services were no less than the amounts which would have been charged to unrelated third parties for similar services.

ADMINISTRATIVE SERVICES.

The Company provides certain accounting, tax and other administrative services to the Real Estate Partnerships and the Airplane Company on a fee for services basis. The aggregate amount of fees paid to the Company for administrative services by these entities during fiscal 2004 was $13,000. The Company believes that these fees are no less than amounts which would have been charged to unaffiliated third parties for comparable services.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDITORS' SERVICES AND FEES

The Company incurred the following fees for services performed by PricewaterhouseCoopers LLP in fiscal 2004 and 2003.

Audit Fees

Fees for professional services provided in connection with the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-Q were $229,000 (of which an aggregate amount of $156,000 had been billed through October 31, 2004) for fiscal year 2004 and $206,700 (of which an aggregate amount of $98,300 had been billed through October 26, 2003) for fiscal 2003.

Audit-Related Fees

No fees for audit-related services were incurred or paid in fiscal 2004 nor in fiscal 2003.

Tax Fees

Fees for services rendered to the Company for tax compliance, tax advice and tax planning, including assistance in the preparation and filing of tax returns were $55,200 for fiscal year 2004 and $61,730 for fiscal year 2003.

All Other Fees

No fees for all other permissible services that do not fall within the above categories were incurred or paid in fiscal

2004 nor in fiscal 2003.

Pre-Approval Policy

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditor. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

For fiscal 2003, pre-approved non-audit services included only those services described above for "Tax Fees." The aggregate amount of all such pre-approved services constitutes approximately 23% of the total amount of fees paid by the Company to PricewaterhouseCoopers.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements:

      The following consolidated financial statements of the Company and its subsidiaries are set forth in Part II, Item 8.

      Consolidated Balance Sheets as of October 31, 2004 and October 26, 2003.

      Consolidated Statements of Operations for the fiscal years ended October 31, 2004, October 26, 2003 and October 27, 2002.

      Consolidated Statements of Stockholders' Equity for the fiscal years ended October 31, 2004, October 26, 2003 and October 27, 2002.

      Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2004, October 26, 2003 and October 27, 2002.

      Notes to Consolidated Financial Statements

      Report of Independent Registered Public Accounting Firm

    2. Financial Statement Schedules:

      The following financial statement schedule of the Company and its subsidiaries is set forth in Part II, Item 8 for each of the three years in the period ended October 31, 2004.

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

                                     Quality Dining, Inc.

                                     By: /s/ Daniel B. Fitzpatrick
                                         --------------------------
                                         Daniel B. Fitzpatrick
                                         Chairman, President and
                                         Chief Executive Officer
Date:  February 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                                            Title                                      Date
---------------------------------        ----------------------------------------------------     ---------------------
   /s/ Daniel B. Fitzpatrick             Chairman of the Board, President, Chief Executive        February 15, 2005
-----------------------------            Officer and Director (Principal Executive Officer)
Daniel B . Fitzpatrick

   /s/ John C. Firth                     Executive Vice President and General Counsel             February 15, 2005
--------------------                     (Principal Financial Officer)
John C. Firth

   /s/ Jeanne M. Yoder                   Vice President, Controller                               February 15, 2005
----------------------                   (Principal Accounting Officer)
Jeanne M. Yoder

   /s/ James K. Fitzpatrick              Senior Vice President, Chief Development Officer and     February 15, 2005
----------------------------             Director
James K. Fitzpatrick

   /s/ Philip J. Faccenda                Director                                                 February 15, 2005
--------------------------
Philip J. Faccenda

   /s/ Ezra H. Friedlander               Director                                                 February 15, 2005
---------------------------
Ezra H. Friedlander

   /s/ Bruce M. Jacobson                 Director                                                 February 15, 2005
-------------------------
Bruce M. Jacobson

   /s/ Steven M. Lewis                   Director                                                 February 15, 2005
-----------------------
Steven M. Lewis

   /s/ Christopher J. Murphy III         Director                                                 February 15, 2005
---------------------------------
Christopher J. Murphy III

                                INDEX TO EXHIBITS

Exhibit
  No.                           Description
-------  -----------------------------------------------------------------------
  2      (11)  Agreement and Plan of Merger by and between Quality Dining,
               Inc. and QDI Merger Corp., dated as of November 9, 2004

 3-A      (1)  (i) Restated Articles of Incorporation of Registrant

          (1)  (ii) Amendment to Registrant's Restated Articles of
               Incorporation establishing the Series A Convertible Cumulative
               Preferred Stock of the Registrant.

          (1)  (iii) Amendment to Registrant's Restated Articles of
               Incorporation establishing the Series B Participating Cumulative
               Preferred Stock of the Registrant

 3-B     (16)  By-Laws of the Registrant, amended as of June 11, 2003

 4-A      (2)  Form of Mortgage, Assignment of Rents, Fixture Filing and
               Security Agreement

 4-B      (2)  Form of Lease

 4-C      (2)  Form of Promissory Note

 4-D      (2)  Intercreditor Agreement by and among Burger King Corporation, the Company and Chase Bank of Texas, National Association, NBD
               Bank, N.A. and NationsBank, N.A. effective as of May 11, 1999

 4-E      (2)  Intercreditor Agreement by and among Captec Financial Group,
               Inc., CNL Financial Services, Inc., Chase Bank of Texas,
               National Association and the Company dated August 3, 1999

 4-F      (2)  Collateral Assignment of Lessee's Interest in Leases by and
               between Southwest Dining, Inc. and Chase Bank of Texas, National
               Association dated July 26, 1999.

 4-G      (2)  Collateral Assignment of Lessee's Interest in Leases by and
               between Grayling Corporation and Chase Bank of Texas, National
               Association dated July 26, 1999.

 4-H      (2)  Collateral Assignment of Lessee's Interest in Leases by and
               between Bravokilo, Inc. and Chase Bank of Texas, National
               Association dated July 26, 1999.

 4-L      (3)  Rights Agreement, dated as of March 27, 1997, by and between
               Quality Dining, Inc. and KeyCorp Shareholder Services, Inc.,
               with exhibits

 4-N     (12)  Reaffirmation of Subsidiary Guaranty

 4-O     (14)  Fourth Amended and Restated Revolving Credit Agreement dated as of May 30, 2002 by and between Quality Dining, Inc. and GAGHC,
               Inc. as borrowers, and JP Morgan Chase Bank, as Administrative
               Agent, Bank of America, National Association, as Syndication
               Agent and J.P. Morgan Securities, Inc. as Arranger

 4-P     (14)  Intercreditor Agreement dated as of the 15th day of October,
               2001 by and among Burger King Corporation, the Franchisee and JP
               Morgan Chase Bank, as Administrative Agent for the Banks

 4-Q     (16)  First Amendment dated May 5, 2003 to Fourth Amended and
               Restated Revolving Credit Agreement dated as of May 30, 2003

 10-A     (4)  Form of Burger King Franchise Agreement

 10-B     (4)  Form of Chili's Franchise Agreement

 10-E    (17)  Standstill Agreement by and among Daniel B. Fitzpatrick, Quality
               Dining, Inc., NBO, LLC, Jerome L. Schostak, David W. Schostak,
               Robert I. Schostak and Mark S. Schostak dated June 27, 2003

 10-G     (2)  *Employment Agreement between the Company and John C. Firth dated August 24, 1999

 10-H     (5)  *1997 Stock Option and Incentive Plan of the Registrant

 10-I     (6)  *1993 Stock Option and Incentive Plan, as amended of the
               Registrant

 10-J     (4)  *Outside Directors Stock Option Plan of the Registrant adopted
               December 17, 1993

 10-L          Schedule of Related Party Leases


 10-M     (4)  Form of Related Party Lease

 10-N    (18)  First Amendment to Lease Agreement entered into as of the 14th day of February, 2003 by and between Bendan Properties, LLC an
               Indiana limited liability company (the "Lessor"), successor to
               Burger King Corporation, a Florida corporation, and Bravokilo,
               Inc., an Indiana corporation

 10-O    (10)  *1999 Outside Directors Stock Option Plan

 10-Q     (2)  *Non Compete Agreement between the Company and James K.
               Fitzpatrick dated June 1, 1999

 10-R     (2)  *Non Compete Agreement between the Company and Gerald O.
               Fitzpatrick dated June 1, 1999

 10-S    (15)  * Amendment, dated September 9, 2002 to Employment Agreement between the Company and John C. Firth

 10-V     (7)  *Resignation Agreement and General Release between the Company and Patrick J. Barry dated October 29, 2004

 10-W    (16)  Lease by Fitzpatrick Properties, LLC, an Indiana limited liability company and Bravokilo, Inc. for Burger King #2148,
               Southfield, MI

 10-X    (16)  Lease by Fitzpatrick Properties, LLC, an Indiana limited liability company and Bravokilo, Inc. for Burger King #6296,
               Taylor, MI

 10-AE   (15)  Aircraft Hourly Rental Agreement by and between BMSB, Inc. and
               Quality Dining, Inc., dated as of August 22, 2002

 10-AF    (8)  Lease Agreement between the Registrant and Six Edison Lakes,
               L.L.C. dated September 19, 1996


 10-AG    (9)  Amended and Restated Priority Charter Agreement between the
               Registrant and Burger Management of South Bend #3 Inc., dated
               October 21, 1998

 10-AO   (13)  *Employment Agreement between the Company and Daniel B.
               Fitzpatrick dated October 30, 2000

 10-AP   (10)  *Form of Agreement for Restricted Shares Granted under Quality
               Dining, Inc. 1997 Stock Option and Incentive Plan dated June 1,
               1999 between the Company and certain executive officers
               identified on the schedule attached thereto.

 10-AR   (13)  *Form of Agreement for Restricted Shares Granted under Quality
               Dining, Inc. 1997 Stock Option and Incentive Plan dated December
               20, 2000, between the Company and certain executive officers identified on the schedule attached thereto

 10-AS   (13)  Early Successor Incentive Program (Fiscal 2000) Addendum to
               Successor Franchise Agreement

 10-AY   (10)  *Form of Agreement for Restricted Shares Granted under Quality
               Dining, Inc. 1997 Stock Option and Incentive Plan dated December
               15, 1999 between the Company and certain executive officers identified on the schedule attached thereto

 10-AZ   (13)  Franchisee Commitment dated January 27, 2000

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

 31.1          Rule 13a-14(a)/15d-14(a) Certification of Principal Executive
               Officer

 31.2          Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
               Officer

 32.1          Section 1350 Certification of Chief Executive Officer

 32.2          Section 1350 Certification of Executive Vice President and
               General Counsel (Principal Financial Officer)

--------------------------
* The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

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

(7) The copy of this exhibit filed as the same exhibit number to the Company's Current Report on Form 8-K filed on November 2, 2004 is incorporated herein by reference.

(8) The copy of this exhibit filed as the same exhibit number to the Company's Report on Form 10-K for the year ended October 27, 1996 is incorporated herein by reference.

                                                                  [QUALITY LOGO]

(9) The copy of this exhibit filed as the same exhibit number to the Company's Report on Form 10-K for the year ended October 25, 1998 is incorporated herein by reference.

(10) The copy of this exhibit filed as the same exhibit number to the Company's Report on Form 10-K for the year ended October 29, 1999 is incorporated herein by reference.

(11) The copy of this exhibit filed as the same exhibit number to the Company's Report on Form 8-K filed on November 10, 2004 is incorporated herein by reference.

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