Form 10-Q
period 2005-02-20
QUALITY DINING INC
filed 2005-04-05
CIK 917126

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended February 20, 2005

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from  ______________ to ____________________

Commission file number      0-23420

                              QUALITY DINING, INC.
             (Exact name of registrant as specified in its charter)

           Indiana                                       35-1804902
 ------------------------------             ------------------------------------
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

The number of shares of the registrant's common stock outstanding as of March 19, 2005 was 11,596,781.

                              QUALITY DINING, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED FEBRUARY 20, 2005
                                      INDEX

                                                                 Page
                                                                 ----
PART I -  Financial Information

Item 1.   Consolidated Financial Statements (Unaudited):

          Consolidated Statements of Operations                    3
          Consolidated Balance Sheets                              4
          Consolidated Statements of Cash Flows                    5
          Notes to Consolidated Financial Statements               6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations           22

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk                                                    34

Item 4.   Controls and Procedures                                 34

Part II - Other Information

Item 1.   Legal Proceedings                                       35

Item 2.   Changes in Securities                                   35

Item 3.   Defaults upon Senior Securities                         35

Item 4.   Submission of Matters to Vote of Security Holders       35

Item 5.   Other Information                                       35

Item 6.   Exhibits                                                35

Signatures                                                        35

PART I. FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS

                              QUALITY DINING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  Sixteen Weeks Ended
                                              February 20,   February 15,
                                                  2005           2004
                                              ------------   ------------
                                                             (As restated
                                                             See Note 1A)
                                                             ------------
Revenues:
  Burger King                                   $ 37,440       $ 32,307
  Chili's Grill & Bar                             27,332         24,807
  Italian Dining Division                          4,963          5,027
  Grady's American Grill                           1,731          1,922
                                                --------       --------
Total revenues                                    71,466         64,063
                                                --------       --------

Operating expenses:
  Restaurant operating expenses:
    Food and beverage                             19,727         17,586
    Payroll and benefits                          20,825         18,780
    Depreciation and amortization                  2,857          2,967
    Other operating expenses                      19,351         16,904
                                                --------       --------
Total restaurant operating expenses               62,760         56,237
                                                --------       --------
Income from restaurant operations                  8,706          7,826
                                                --------       --------
  General and administrative expense               4,881          5,014
  Amortization of trademarks                          33             82
  Facility closing expense                            26              -
                                                --------       --------
Operating income                                   3,766          2,730
                                                --------       --------

Other income (expense):
  Interest expense                                (1,978)        (2,059)
  Loss on sale of property and equipment             (71)           (47)
  Minority interest in earnings                     (732)          (480)
  Other income (expense), net                         65             86
                                                --------       --------
Total other expense, net                          (2,716)        (2,500)
                                                --------       --------
Income from continuing operations
  before income tax                                1,050            230
Income tax provision                                 480            289
                                                --------       --------
Income (loss) from continuing operations             570            (59)
Income (loss) from discontinued operations,
  net of tax                                         (22)           151
                                                --------       --------
Net income                                      $    548       $     92
                                                ========       ========
Basic net income per share:
    Continuing operations                           0.05              -
    Discontinued operations                            -           0.01
                                                --------       --------
Basic net income per share                      $   0.05       $   0.01
                                                ========       ========
Diluted net income per share:
    Continuing operations                           0.05              -
    Discontinued operations                            -           0.01
                                                --------       --------
Diluted net income per share                    $   0.05       $   0.01
                                                ========       ========

Weighted average shares outstanding:
Basic                                             10,183         10,163
                                                ========       ========
Diluted                                           10,343         10,163
                                                ========       ========

See Notes to Consolidated Financial Statements.

                              QUALITY DINING, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                February 20,   October 31,
                                                    2005           2004
                                                ------------   -----------
ASSETS
Current assets:
  Cash and cash equivalents                      $   1,931      $   1,570
  Accounts receivable                                2,741          1,520
  Inventories                                        1,801          1,770
  Deferred income taxes                              3,073          2,785
  Other current assets                               2,786          3,321
                                                 ---------      ---------
Total current assets                                12,332         10,966
                                                 ---------      ---------
Property and equipment, net                        106,451        108,898
                                                 ---------      ---------
Other assets:
  Deferred income taxes                              5,142          5,563
  Trademarks, net                                      426            446
  Franchise fees and development fees, net           8,063          8,250
  Goodwill                                           7,960          7,960
  Liquor licenses, net                               2,788          2,846
  Other                                              3,422          3,613
                                                 ---------      ---------
Total other assets                                  27,801         28,678
                                                 ---------      ---------
Total assets                                     $ 146,584      $ 148,542
                                                 =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt              $  45,930      $  10,721
  Accounts payable                                   5,643          7,077
  Accrued liabilities                               19,711         20,769
                                                 ---------      ---------
Total current liabilities                           71,284         38,567

Deferred rent                                        3,234          3,071
Long-term debt                                      34,825         69,838
                                                 ---------      ---------
Total liabilities                                  109,343        111,476

Minority interest                                   13,030         13,434

Stockholders' equity:
  Preferred stock, without par value:
    5,000,000 shares authorized; none issued             -              -
  Common stock, without par value: 50,000,000
    shares authorized; 12,955,781
    shares issued                                       28             28
  Additional paid-in capital                       237,411        237,411
  Accumulated deficit                             (206,378)      (206,926)
  Unearned compensation                               (421)          (452)
                                                 ---------      ---------
                                                    30,640         30,061
  Treasury stock, at cost, 2,508,587 shares         (6,429)        (6,429)
                                                 ---------      ---------
Total stockholders' equity                          24,211         23,632
                                                 ---------      ---------
Total liabilities and stockholders' equity       $ 146,584      $ 148,542
                                                 =========      =========

See Notes to Consolidated Financial Statements.

                              QUALITY DINING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                             Sixteen Weeks Ended
                                                         February 20,   February 15,
                                                             2005           2004
                                                         ------------   ------------
                                                                        (As restated
                                                                        See Note 1A)
                                                                        ------------
Cash flows from operating activities:
  Net income                                               $    548       $     92
  Loss (income) from discontinued operations                     22           (151)
  Minority interest in earnings                                 732            480
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization of
      property and equipment                                  2,671          2,877
    Amortization of other assets                                425            468
    Deferred rent                                               163            156
    Deferred income tax                                         145              -
    Loss on sale of property and equipment                       71             47
    Amortization of unearned compensation                        31             33
    Changes in current assets and current liabilities:
      Net increase in current assets                           (717)          (143)
      Net increase (decrease) in current liabilities         (2,492)         2,279
    Other                                                        44              -
                                                           --------       --------
Net cash provided by operating activities                     1,643          6,138
                                                           --------       --------

Cash flows from investing activities:
  Purchase of property and equipment                           (301)        (1,633)
  Proceeds from the sales of property and equipment               4          1,303
  Purchase of other assets                                      (71)          (197)
  Other                                                          60              -
                                                           --------       --------
Net cash used for investing activities                         (308)          (527)
                                                           --------       --------

Cash flows from financing activities:
  Borrowings of long-term debt                               13,908         14,875
  Repayment of long-term debt                               (13,712)       (20,236)
  Cash distributions to minority interest
    in consolidated partnerships                             (1,136)          (884)
                                                           --------       --------
Net cash used for financing activities                         (940)        (6,245)
                                                           --------       --------

Cash (used for) provided by discontinued operations             (34)           154
                                                           --------       --------

Net increase (decrease) in cash and cash equivalents            361           (480)
Cash and cash equivalents, beginning of period                1,570          1,724
                                                           --------       --------
Cash and cash equivalents, end of period                   $  1,931       $  1,244
                                                           ========       ========

See Notes to Consolidated Financial Statements.

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 20, 2005
                                   (UNAUDITED)

Note 1: Description of Business.

Quality Dining, Inc. (the "Company") operates five distinct restaurant concepts. It owns the Grady's American Grill(R), Porterhouse Steaks and Seafood, and two Italian Dining concepts and operates Burger King(R) restaurants and Chili's Grill & Bar(R) ("Chili's") as a franchisee of Burger King Corporation and Brinker International, Inc. ("Brinker"), respectively. The Company operates its Italian Dining restaurants under the tradenames of Spageddies Italian Kitchen(R) ("Spageddies"(R)) and Papa Vino's(TM) Italian Kitchen ("Papa Vino's"). As of February 20, 2005, the Company operated 174 restaurants, including 123 Burger Kings, 39 Chili's Grill & Bar restaurants, 2 Grady's American Grill restaurants, six Papa Vino's, three Spageddies and one Porterhouse Steak and Seafood restaurant(TM).

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

On October 13, 2004, the special committee of independent directors established by the Company's Board approved in principle, by a vote of three to one, a transaction by which the Fitzpatrick Group would purchase all outstanding shares of common stock owned by the public shareholders. Under the terms of the proposed transaction, the public holders of the outstanding shares of Quality Dining, Inc. would receive $3.20 in cash in exchange for each of their shares.

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

The Company's shareholders will vote upon the proposal at a special shareholder meeting scheduled for April 12, 2005.

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 20, 2005
                                   (UNAUDITED)

Note 1A Restatement:

The Company has determined that it had incorrectly calculated its straight-line rent expense and related deferred rent liability. As a result, on February 4, 2005, the Company concluded that its previously filed financial statements for fiscal years through 2003 and the first three interim periods in 2004 should be restated. Historically, when accounting for leases with renewal options, the Company recorded rent expense on a straight-line basis over the initial non-cancelable lease term without regard for renewal options. In addition, the Company depreciated its buildings, leasehold improvements and other long-lived assets on those properties over a period that included both the initial non-cancelable term of the lease and all option periods provided for in the lease (or the useful life of the assets if shorter). The Company has restated its financial statements to (i) recognize rent expense on a straight-line basis over the lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty such that at lease inception the renewal option is reasonably assured of exercise, and (ii) to recognize depreciation on its buildings, leasehold improvements and other long-lived assets over the expected lease term, where the lease term is shorter than the useful life of the assets.

The restatement did not have any impact on the Company's previously reported total cash flows, revenues or compliance with any covenant under its credit facility or other debt instruments.

As a result of the changes, the Company's Consolidated Results of Operations for the sixteen weeks ended February 15, 2004 have been adjusted as follows:

                                                          February 15, 2004
                                                        ----------------------
                                                                        As
                                                           As       previously
(In thousands, except per share data)                   restated     reported
-----------------------------------------------------   ---------   ----------
Depreciation and Amortization                           $  2,967     $ 2,866
Other operating expenses                                  16,904      16,818
Total restaurant operating expenses                       56,237      56,050
Income from restaurant operations                          7,826       8,013
Operating income                                           2,730       2,917
Income before income taxes from continuing operations        230         417
Income (loss) from continuing operations                     (59)        128
Net income                                              $     92     $   279
Basic net income (loss) per share:
Continuing operations                                   $      -     $  0.01
Net income                                              $   0.01     $  0.03
Diluted net income (loss) per share
Continuing operations                                   $      -     $  0.01
Net Income                                              $   0.01     $  0.03

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 20, 2005
                                   (UNAUDITED)

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

The assets of the VIE's, which consist primarily of property and equipment, totaled $17,869,000 and $17,816,000 at February 20, 2005 and October 31, 2004,
respectively. The liabilities of the VIE's, which consist primarily of debt, totaled $7,535,000 and $7,338,000 at February 20, 2005 and October 31, 2004,
respectively. Certain of the assets of the VIE's serve as collateral for the debt obligations. Because certain of these assets were previously recorded as capital leases by the Company, with a resulting lease obligation, the consolidation of the VIE's served to increase total assets as reported by the Company by $13,474,000 and $13,494,000 and total liabilities by $4,544,000 and $4,160,000 at February 20, 2005 and October 31, 2004, respectively. Additionally, the consolidation of the VIE's increased treasury stock by $2,806,000 at February 20, 2005 and October 31, 2004, as one of the VIE's owns common stock of the Company. The change had no impact on reported net income or earnings per share for the sixteen weeks ended February 20, 2005 and February 15, 2004.

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 20, 2005
                                   (UNAUDITED)

The following table presents the effect of the consolidation of the VIE's on depreciation and amortization expense, other operating expenses, general and administrative expense, interest expense and other income (expense) for the sixteen weeks ended February 20, 2005 and February 15, 2004:

                                               16-Weeks ended      16-Weeks ended
                                             February 20, 2005   February 15, 2004
                                                                   (As restated
                                                                   See Note 1A)
                                             -----------------   -----------------
(In thousands)

Depreciation and amortization expense            $  2,810            $  2,934
Change in consolidation policy                         47                  33
                                                 --------            --------
Consolidated depreciation and amortization       $  2,857            $  2,967
                                                 ========            ========

Other operating expenses                         $ 20,143            $ 17,619
Change in consolidation policy                       (792)               (715)
                                                 --------            --------
Consolidated other operating expenses            $ 19,351            $ 16,904
                                                 ========            ========

General and administrative expenses              $  4,845            $  5,013
Change in consolidation policy                         36                   1
                                                 --------            --------
Consolidated general and administrative
  Expenses                                       $  4,881            $  5,014
                                                 ========            ========

Interest expense                                 $  1,994            $  2,129
Change in consolidation policy                        (16)                (70)
                                                 --------            --------
Consolidated interest expense                    $  1,978            $  2,059
                                                 ========            ========

Other income (expense)                           $     50            $    357
Change in consolidation policy                         15                (271)
                                                 --------            --------
Consolidated other income (expense)              $     65            $     86
                                                 ========            ========

All significant intercompany balances and transactions have been eliminated.

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 20, 2005
                                   (UNAUDITED)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the 16-week period ended February 20, 2005 are not necessarily indicative of the results that may be expected for the 52-week year ending October 30, 2005.

These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended October 31, 2004 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 20, 2005
                                   (UNAUDITED)

Trademarks - The Company owns the trademarks for its Grady's American Grill, Spageddies Italian Kitchen, Papa Vino's Italian Kitchen and Porterhouse Steaks and Seafood. The net book value of the Grady's American Grill trademark was $349,000 as of February 20, 2005. The net book value of the Spageddies Italian Kitchen trademark was $77,000 as of February 20, 2005.

Below are the gross carrying amount and accumulated amortization of the trademarks, franchise fees and development fees as of February 20, 2005.

                                                 As of February 20, 2005
                                        -----------------------------------------
                                                                           Net
                                        Gross Carrying   Accumulated       Book
Amortized Intangible Assets                 Amount       Amortization     Value
-------------------------------------   --------------   ------------   ---------
(Dollars in thousands)
Amortized intangible assets:
  Trademarks                               $    842        $   (416)    $     426
  Franchise fees and development fees        15,025          (6,962)        8,063
                                           --------        --------     ---------
Total                                      $ 15,867        $ (7,378)        8,489
                                           ========        ========     =========

                                                 As of October 31, 2004
                                        ----------------------------------------
                                                                          Net
                                        Gross Carrying   Accumulated      Book
                                            Amount       Amortization    Value
                                        --------------   ------------   --------
Amortized intangible assets:
  Trademarks                               $    842       $   (396)     $    446
  Franchise fees and development fees        14,985         (6,735)        8,250
                                           --------       --------      --------
Total                                      $ 15,827       $ (7,131)     $  8,696
                                           ========       ========      ========

The Company's intangible asset amortization expense for the sixteen-week period ending February 20, 2005 was $268,000 compared to $314,000 for the comparable period in fiscal 2004. The estimated intangible amortization expense for each of the next five years is as follows:

Year one    $870,000
Year two    $870,000
Year three  $870,000
Year four   $870,000
Year five   $763,000

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 20, 2005
                                   (UNAUDITED)

Goodwill - The Company operates five distinct restaurant concepts in the food-service industry. It owns the Grady's American Grill concept, Porterhouse Steaks and Seafood concept, an Italian Dining concept and it operates Burger King restaurants and Chili's Grill & Bar restaurants as a franchisee of Burger King Corporation and Brinker International, Inc., respectively. The Company has identified each restaurant concept as an operating segment based on management structure and internal reporting, with the exception of Porterhouse Steaks and Seafood, which is included with the Grady's American Grill operating segment, based on management structure and internal reporting. The Company has two operating segments with goodwill - Chili's Grill & Bar and Burger King. The Company had a total of $7,960,000 in goodwill as of October 31, 2004. The Chili's Grill and Bar operating segment had $6,902,000 of goodwill and the Burger King operating segment had $1,058,000 of goodwill.

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

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value method as prescribed by SFAS 123, the Company's net earnings (loss) and net earnings (loss) per share would have been the pro forma amounts indicated below:

                                                       Sixteen Weeks Ended
                                                                  February 15,
                                                                     2004
                                                   February 20,   (As restated
(In thousands, except per share amounts)               2005       See Note 1A)
---------------------------------------            ------------   ------------
Net income, as reported                              $   548        $    92

Add:  Stock-based compensation expense
included in reported net earnings,
net of related tax effects                                20             22

Deduct: Total stock based employee
compensation expense determined by
using the fair value based method,
net of related tax effects                               (27)           (31)
                                                     -------        -------
Net income, pro forma                                $   541        $    83
                                                     =======        =======

Diluted net income per common share, as reported     $  0.05        $  0.01
                                                     =======        =======
Diluted net income per common share, pro forma       $  0.05        $  0.01
                                                     =======        =======

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 20, 2005
                                   (UNAUDITED)

Recently Issued Accounting Pronouncements

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

Note 3: Acquisitions and Dispositions.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company has classified the revenues, expenses and related assets and liabilities of the Grady's American Grill restaurants that met the criteria for `held for sale' treatment as discontinued operations in the accompanying consolidated financial statements.

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 20, 2005
                                   (UNAUDITED)

Net income from discontinued operations for the periods ended February 20, 2005, and February 15, 2004 were made up of the following components:

                                                 Sixteen Weeks Ended
                                             February 20,   February 15,
(In thousands, except per share amounts)        2005            2004
----------------------------------------     ----------     -----------
Revenue discontinued operations               $       17    $     3,639

Income (loss) discontinued
  restaurant operations                               (9)           132
Gain (loss) on sale of assets and facility
   closing costs                                     (25)            63
                                              ----------    -----------
Income (loss) before taxes                           (34)           195
Income tax benefit (provision)                        12            (44)
Income (loss) from                            ----------    -----------
  discontinued operations                     $      (22)   $       151
                                              ==========    ===========
Basic and diluted net income (loss) per
  share from discontinued operations          $        -    $      0.01
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

The Company has accrued $4,621,000 for the estimated expense for its self-insured insurance plans. These accruals require management to make significant estimates and assumptions. Actual results could differ from management's estimates.

At February 20 2005, the Company had commitments aggregating $1,550,000 for the construction of restaurants.

On June 15, 2004 a group of five shareholders led by Company CEO Daniel B. Fitzpatrick ("Fitzpatrick Group") presented the Board with a proposal to purchase all outstanding shares of common stock owned by the public shareholders. In addition to Mr. Fitzpatrick, the other members of the Fitzpatrick Group are James K. Fitzpatrick, Senior Vice President and Chief Development Officer; Ezra H. Friedlander, Director; Gerald O. Fitzpatrick, Senior Vice President, Burger King Division; and John C. Firth, Executive Vice President and General Counsel. Under the terms of the transaction as originally

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 20, 2005
                                   (UNAUDITED)

proposed, the public holders of the outstanding shares of the Company would each receive $2.75 in cash in exchange for each of their shares. The purchase would take the form of a merger in which the Company would survive as a privately held corporation. The Fitzpatrick Group advised the Board that it was not interested in selling its shares to a third party, whether in connection with a sale of the Company or otherwise.

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

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 20, 2005
                                   (UNAUDITED)

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

A hearing on the defendants' motion to dismiss was held on December 17, 2004. On February 3, 2005, the Court granted the defendants' motion and dismissed the plaintiff's amended complaint. On February 22, 2005, the plaintiff filed a motion to correct errors or for reconsideration, and on March 11, 2005, the defendants filed a response requesting the Court to deny the plaintiff's motion.

In addition, on February 18, 2005, lawyers representing the plaintiff delivered to the Company's Board of Directors a demand letter relating to the merger and related matters. The board appointed a special committee to investigate the demands. By letter dated March 15, 2005, the special committee informed the shareholder that, after due consideration, the special committee has determined that the Company has no legal or equitable right or remedy in respect of the demands and that it is not in the best interests of the Company to pursue any right or remedy in the name of the Company with respect to such demands. Based upon currently available information the Company does not expect the ultimate resolution of this matter to have a materially adverse effect on the Company's financial position or results of operations, but there can be no assurance thereof.

The Company is involved in various legal proceedings incidental to the conduct of its business, including employment discrimination claims. Based upon currently available information, the Company does not expect that any such proceedings will have a material adverse effect on the Company's financial position or results of operations but there can be no assurance thereof.

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 20, 2005
                                   (UNAUDITED)

Note 5: Debt Instruments.

The Company has a financing package totaling $89,066,000, consisting of a $40,000,000 revolving credit agreement and a $49,066,000 mortgage facility, as described below. The revolving credit agreement executed with JP Morgan Chase Bank, as agent for a group of five banks, provides for borrowings of up to $40,000,000 with interest payable at the adjusted LIBOR rate plus a contractual spread. The weighted average borrowing rate under the revolving credit agreement on February 20, 2004 was 5.31%. The revolving credit agreement will mature on November 1, 2005, at which time all amounts outstanding are due. Since the revolving credit agreement matures within the next year the $31,150,000 outstanding under the agreement has been classified as current debt. The Company plans to refinance its revolver as part of its go private transaction, see note
1. If the Company does not go private, the Company believes it would be able to refinance the revolver with the current bank group but there can be no assurance thereof. The Company had $6,870,000 available under its revolving credit agreement as of February 20, 2005. The revolving credit agreement is collateralized by the stock of certain subsidiaries of the Company, certain interests in the Company's franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's real and personal property not pledged in the mortgage financing.

The revolving credit agreement contains, among other provisions, restrictive covenants including maintenance of certain prescribed debt and fixed charge coverage ratios, limitations on the incurrence of additional indebtedness, limitations on consolidated capital expenditures, cross-default provisions with other material agreements, restrictions on the payment of dividends (other than stock dividends) and limitations on the purchase or redemption of shares of the Company's capital stock. Under the revolving credit agreement, the Company's funded debt to consolidated cash flow ratio could not exceed 3.50 and its fixed charge coverage ratio could not be less than 1.50 on February 20, 2005. The Company was in compliance with these requirements with a funded debt to consolidated cash flow ratio of 3.10 and a fixed charge coverage ratio of 1.71.

Letters of credit reduce the Company's borrowing capacity under its revolving credit facility and represent purchased guarantees that ensure the Company's performance or payment to third parties in accordance with specified terms and conditions which amounted to $1,980,000 as of February 20, 2005.

The $49,066,000 mortgage facility currently includes 34 separate mortgage notes, with terms of either 15 or 20 years. The notes have fixed rates of interest of either 9.79% or 9.94%. The notes require equal monthly interest and principal payments. The mortgage notes are collateralized by a first mortgage/deed of trust and security agreement on the real estate, improvements and equipment on 19 of the Company's Chili's restaurants and 15 of the Company's Burger King restaurants. These restaurants have a net book value of $32,571,000 at February 20, 2005. The mortgage notes contain, among other provisions, financial covenants that require the Company to maintain a consolidated fixed charge coverage ratio of at least 1.30 for each of six subsets of the financed properties.

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 20, 2005
                                   (UNAUDITED)

The Company was not in compliance with the required consolidated fixed charge coverage ratio for one of the subsets of the financed properties as of October 31, 2004. This subset is comprised solely of Burger King restaurants and had a fixed charge coverage ratio of 1.13. Outstanding obligations under this subset totaled $8,588,000 at February 20, 2005. The Company sought and obtained a waiver for this covenant default from the mortgage lender through November 27, 2005. If the Company is not in compliance with the covenant as of November 27, 2005, the Company will most likely seek an additional waiver. The Company believes it would be able to obtain such waiver but there can be no assurance thereof. If the Company is unable to obtain such waiver it is contractually entitled to pre-pay the outstanding balances under one or more of the separate mortgage notes such that the remaining properties in the subset would meet the required ratio. However, any such prepayments would be subject to prepayment premiums and to the Company's ability to maintain its compliance with the financial covenants in its revolving credit agreement. Alternatively, the Company is contractually entitled to substitute one or more better performing restaurants for under-performing restaurants such that the reconstituted subsets of properties would meet the required ratio. However, any such substitutions would require the consent of the lenders in the revolving credit agreement. For these reasons, the Company believes that its rights to prepay mortgage notes or substitute properties, while reasonably possible, may be impractical depending on the circumstances existing at the time.

The Company has adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", as revised by the FASB in December 2003 (FIN 46R). As a result of the adoption of this Interpretation, the Company changed its consolidation policy whereby the accompanying consolidated financial statements now include the accounts of Quality Dining, Inc., its wholly owned subsidiaries, and certain related party affiliates that are variable interest entities (VIE). The Company holds no direct ownership or voting interest in the VIE's. Additionally, the creditors and beneficial interest holders of the VIE's have no recourse to the general credit of the Company. The VIE's bank debt totaled $7,468,000 at February 20, 2005 and $5,928,000 of that debt was classified as current debt.

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

The Bank Facility provides for borrowings at the adjusted LIBOR rate plus a contractual spread which is as follows:

RATIO OF FUNDED DEBT
TO CASH FLOW                                        LIBOR MARGIN
------------------------------------------------    ------------
Greater than or equal to 3.50x                         3.00%
Less than 3.5x but greater than or equal to 3.00x      2.75%
Less than 3.0x but greater than or equal to  2.5x      2.25%
Less than 2.5x                                         1.75%

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 20, 2005
                                   (UNAUDITED)

The Bank Facility also contains covenants requiring maintenance of funded debt to cash flow and fixed charge coverage ratios as follows:

MAXIMUM FUNDED DEBT
TO CASH FLOW RATIO            COVENANT
---------------------------   ---------
Fiscal 2004
Q1 through Q3                   3.75
Q4                              3.50

Fiscal 2005
Q1 through Q2                   3.50
Thereafter                      3.00

FIXED CHARGE COVERAGE RATIO     1.50

The Company's funded debt to consolidated cash flow ratio may not exceed 3.50 through the second quarter of fiscal 2004 and 3.00 by the end of the third quarter of fiscal 2005. The Company's funded debt to consolidated cash flow ratio on February 20, 2005 was 3.10. To meet the required ratios throughout fiscal 2005, the Company plans to continue to use cash from operations to reduce funded debt.

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

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 20, 2005
                                   (UNAUDITED)

Note 6: Net Income Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding plus all potential dilutive common shares outstanding. For all years presented, the difference between basic and dilutive shares represents options on common stock. For the period ended February 20, 2005, 367,185 options were excluded from the diluted earnings per share calculations because to do so would have been anti-dilutive. For the period ended February 15, 2004, 648,993 options were excluded from the diluted earnings per share calculations because to do so would have been anti-dilutive.

Note 7: Segment Reporting.

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

                                                                  Other
                                Full       Quick      All      Reconciling
(Dollars in thousands)        Service     Service    Other        Items         Total
--------------------------    --------    -------    ------    -----------    ---------
First quarter fiscal 2005

Revenues                      $ 34,026    $37,440    $1,143      (1,143)       $71,466
Income from restaurant
  operations                     4,291      3,764       940        (289)         8,706

Operating income (loss)          2,720        662       904        (520)       $ 3,766
Interest expense                                                                (2,045)
Other income                                                                      (738)
Income from continuing                                                         -------
  operations before income
  taxes                                                                        $   983
                                                                               =======
Depreciation and
  amortization                   1,324      1,422       159         191        $ 3,096

                              QUALITY DINING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 20, 2005
                                   (UNAUDITED)

First quarter fiscal 2004
(As restated - See Note 1A)

Revenues                     $ 31,756  $32,307  $1,100  $(1,100)  $64,063
Income from restaurant
  operations                    4,053    3,142     214      417     7,826
Operating income (loss)         2,313       87     885     (555)  $ 2,730
Interest expense                                                   (2,059)
Other income                                                         (441)
Income from continuing
  operations before income                                        -------
  taxes                                                           $   230
                                                                  =======

Depreciation and
  amortization                  1,528    1,393     145      343   $ 3,409

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company has a 52/53-week fiscal year ending on the last Sunday in October of each year. The current fiscal year consists of 52 weeks and ends October 30, 2005. The first quarter of the Company's fiscal year consists of 16 weeks. The second, third and fourth quarters of fiscal 2005 will each consist of 12 weeks.

RESTATEMENT

The Company has determined that it had incorrectly calculated its straight-line rent expense and related deferred rent liability. As a result, on February 4, 2005, the Company concluded that its previously filed financial statements for fiscal years through 2003 and the first three interim periods in 2004 should be restated. Historically, when accounting for leases with renewal options, the Company recorded rent expense on a straight-line basis over the initial non-cancelable lease term without regard for renewal options. In addition, the Company depreciated its buildings, leasehold improvements and other long-lived assets on those properties over a period that included both the initial non-cancelable term of the lease and all option periods provided for in the lease (or the useful life of the assets if shorter). The Company has restated its financial statements to (i) recognize rent expense on a straight-line basis over the lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty such that at lease inception the renewal option is reasonably assured of exercise, and (ii) to recognize depreciation on its buildings, leasehold improvements and other long-lived assets over the expected lease term, where the lease term is shorter than the useful life of the assets.

The restatement did not have any impact on the Company's previously reported total cash flows, revenues or compliance with any covenant under its credit facility or other debt instruments.

See Note 1A to the Consolidated Financial Statements.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages which certain items of revenue and expense bear to total revenues.

                                                           Sixteen weeks Ended
                                                       February 20,   February 15,
                                                          2005           2004
                                                       ------------   ------------
Total revenues                                            100.0%        100.0%

Operating expenses:
  Restaurant operating expenses
    Food and beverage                                      27.6          27.5
    Payroll and benefits                                   29.1          29.3
    Depreciation and amortization                           4.0           4.6
    Other operating expenses                               27.1          26.4
                                                           ----          ----
Total restaurant operating expenses                        87.8          87.8
                                                           ----          ----

Income from restaurant operations                          12.2          12.2
  General and administrative expenses                       6.8           7.8
  Amortization of intangibles                               0.1           0.1
                                                           ----          ----
 Operating income                                           5.3           4.3
                                                           ----          ----
Other income (expense):
  Interest expense                                         (2.8)         (3.2)
  Loss on sale of property and equipment                   (0.1)         (0.1)
  Minority interest in earnings                            (1.0)         (0.7)
  Other income, net                                         0.1           0.1
                                                           ----          ----
Total other expense, net                                   (3.8)         (3.9)
                                                           ----          ----
Income from continuing operation before income
taxes                                                       1.5           0.4
Income tax provision                                        0.7           0.5
                                                           ----          ----
Income from continuing operations                           0.8          (.01)
Income from discontinued operations, net of tax               -           0.2
                                                           ----          ----
Net income                                                  0.8%          0.1%
                                                           ====          ====

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Restaurant sales in the first quarter of fiscal 2005 were $71,466,000, an increase of $7,403,000, compared to restaurant sales of $64,063,000 in the first quarter of fiscal 2004. The following factors influenced first quarter revenues:

The Company's Burger King restaurant sales increased $5,133,000 to $37,440,000 in the first quarter of fiscal 2005 when compared to restaurant sales of $32,307,000 in the same period of fiscal 2004. The Company had increased revenue of $1,846,000 due to additional sales weeks from six restaurants opened in fiscal 2004. The Company closed one restaurant in fiscal 2005 which decreased sales by $101,000. The Company's Burger King restaurants had average weekly sales of $19,069 in the first quarter of fiscal 2005 versus $17,112 in the same period in fiscal 2004. Sales at restaurants owned for more than one year increased 10.7% in the first quarter of fiscal 2005 when compared to the same period in fiscal 2004. The Company believes that the sales increase in fiscal 2005 resulted primarily from effective marketing and successful new product introductions by Burger King Corporation.

The Company's Chili's Grill & Bar restaurant sales increased $2,525,000 to $27,332,000 in the first quarter of fiscal 2005 compared to restaurant sales of $24,807,000 in the same period in fiscal 2004. The Company had increased revenue of $1,844,000 due to additional sales weeks from two restaurants opened during fiscal 2004. Average weekly sales were $43,801 in the first quarter of fiscal 2005 versus $41,903 in the same period in fiscal 2004. Sales at restaurants open for more than one year increased 1.9% in the first quarter of fiscal 2005 when compared to the same period in fiscal 2004.

The Company's Italian Dining Division restaurant sales decreased $64,000 to $4,963,000 in the first quarter of fiscal 2005 when compared to restaurant sales of $5,027,000 in the same period in fiscal 2004. Average weekly sales were $34,467 in the first quarter of fiscal 2005 versus $34,913 in fiscal 2004. Sales at restaurants open for more than one year decreased 1.3% in the first quarter of fiscal 2005 when compared to the same period in fiscal 2004. The Company believes that the sales declines it experienced in its Italian Dining division resulted primarily from competitive intrusion.

Sales in the Company's Grady's American Grill restaurant division decreased $191,000 to $1,731,000 in the first quarter of fiscal 2005 compared to sales of $1,922,000 in the same period in fiscal 2004. The three Grady's American Grill restaurants had average weekly sales of $36,056 in the first quarter of fiscal 2005 versus $40,050 in the first quarter of fiscal 2004, a decrease of 10.0%. The Company believes sales declines in its Grady's American Grill division resulted from competitive intrusion and the Company's inability to efficiently market this concept.

Total restaurant operating expenses were 87.8% of revenues in the first quarter of fiscal 2005 and the first quarter of fiscal 2004. The following factors influenced the operating margins:

Food and beverage costs were $19,727,000, or 27.6% of total revenues, in the first quarter of fiscal 2005, compared to $17,586,000, or 27.5% of total revenues, in the same period in fiscal 2004. Food and beverage costs as a percentage of sales increased mainly due to higher commodity costs.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Payroll and benefits were $20,825,000 in the first quarter of fiscal 2005, compared to $18,780,000 in the same period in fiscal 2004. As a percentage of total revenues, payroll and benefits decreased to 29.1% in the first quarter of fiscal 2005 from 29.3% in the same period of fiscal 2004. Payroll and benefits, as a percentage of sales, improved in the quick service segment. The improvement was mainly due to higher average unit volumes at the Company's Burger King restaurants.

Depreciation and amortization expense was $2,857,000 in the first quarter of fiscal 2005 compared to $2,967,000 in the first quarter of fiscal 2004. As a percentage of total restaurant sales, depreciation and amortization decreased to 4.0% for the first quarter of fiscal 2005 compared to 4.6% in the same period in fiscal 2004. The decrease, as a percentage of revenues, was mainly due to assets becoming fully depreciated and higher average unit volumes at Chili's and Burger King restaurants. As disclosed in Note 6 to the 2004 Annual Report on Form 10-K, in fiscal 2000, the Company executed a "Franchisee Commitment" pursuant to which it agreed to undertake certain initiatives including capital improvements and other routine maintenance in all of its Burger King restaurants. The Capital Portion of the Franchise Commitment ($1,966,000) was originally recorded as a reduction in the cost of the assets acquired. Consequently, the Company has not and will not incur depreciation expense over the useful life of these assets (which range between five and ten years).

Other restaurant operating expenses include rent and utilities, royalties, promotional expense, repairs and maintenance, property taxes and insurance. Other restaurant operating expenses were $19,351,000 in the first quarter of fiscal 2005 compared to $16,904,000 in the same period of fiscal 2004. As a percentage of total revenues, other restaurant operating expenses were 27.1% in the first quarter of fiscal 2005 compared to 26.4% in the same period of fiscal 2004. The increase, as a percentage of sales, was mainly due to increased promotional expenses in the quick service segment.

Income from restaurant operations increased $880,000 to $8,706,000, or 12.2% of revenues, in the first quarter of fiscal 2005 compared to $7,826,000, or 12.2% of revenues, in the comparable period of fiscal 2004. Income from restaurant operations in the Company's quick service segment increased by $622,000, primarily due to increased average weekly sales. Income from restaurant operations in the full service segment increased by $238,000, mainly due to an increase in sales weeks from new stores and an increase in average weekly sales at the Company's Chili's restaurants.

General and administrative expenses decreased $133,000 to $4,881,000, or 6.8% of revenues, in the first quarter of fiscal 2005 compared to $5,014,000, or 7.8% of revenues, in the comparable period of fiscal 2004. The decrease, as a percentage of sales, was mainly due to increased revenue.

Total other expenses were $2,716,000 for the first quarter of fiscal 2005 versus $2,500,000 during the comparable period in fiscal 2004. The increase was mainly due to a $252,000 increase in minority interest in earnings.

Income tax expense of $480,000 was recorded in the first quarter of fiscal 2005 compared to $289,000 in the same period of fiscal 2004. The increase is mainly due to higher income before taxes.

2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At the end of the first quarter of fiscal 2005 the Company had a valuation reserve against its deferred tax asset resulting in a net deferred tax asset of $8.2 million. The Company's assessment of its ability to realize the net deferred tax asset was based on the weight of both positive and negative evidence, including the taxable income of its current operations. Based on this assessment, the Company believes it is more likely than not that the net deferred tax asset of $8.2 million will be realized. Such evidence is reviewed periodically and could result in the recognition of additional tax benefit or expense related to its net deferred tax asset position in the future.

Discontinued operations includes seven Grady's restaurants disposed of in fiscal 2004 and one disposed of in fiscal 2005. The decision to dispose of these locations reflects the Company's ongoing process of evaluating the performance and cash flows of its various restaurant locations and using the proceeds from the sale of closed restaurants to reduce outstanding debt. The net loss from discontinued operations for the first quarter of fiscal 2005 was $22,000 versus income of $151,000 in fiscal 2004. The total restaurant sales from discontinued operations for fiscal 2005 were $17,000 versus $3,639,000 in fiscal 2004.

For the first quarter of fiscal 2005, the Company reported net income of $548,000 compared to net income of $92,000 for the first quarter of fiscal 2004.

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

Quick Service

The quick service segment of the restaurant industry is a very mature and competitive segment, which is dominated by several national chains. Market share is gained through national media campaigns promoting specific sandwiches, usually at a discounted price. The national chains extend marketing efforts to include nationwide premiums and movie tie-ins. To date in fiscal 2005, Burger King Corporation's promotional campaigns and new products have been successful at increasing Burger King average unit volumes.

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

During fiscal 2005, the Company has continued to emphasize the operational and marketing initiatives that contributed to the success of its Chili's division in the past. The Company expects average weekly sales to increase in the low single digits for the remainder of fiscal 2005.

During the first quarter of fiscal 2005, the Company continues to experience a deterioration in its Italian Dining division's profitability. The Company has experienced significant competitive intrusion in the markets where it has Italian Dining restaurants. The Company expects the competitive pressures to continue for the remainder of fiscal 2005.

During the first quarter of fiscal 2005, the Grady's American Grill concept was negatively affected by competitive intrusion in the Company's markets and limitations in the Company's ability to efficiently market its restaurants. The Company expects the Grady's American Grill division's operating performance to continue to decline during fiscal 2005.

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

During the first sixteen weeks of 2005, net cash provided by operating activities was $1,643,000 compared to $6,138,000 in fiscal 2004. The decrease was mainly due to changes in working capital that used cash in fiscal 2005 versus providing cash in fiscal 2004. The large fluctuation in working capital was mainly due to the timing of payments.

During the first sixteen weeks of fiscal 2005, the Company had $301,000 in capital expenditures principally for the refurbishing of existing restaurants.

The Company had net borrowings of $525,000 under its revolving credit agreement during the first sixteen weeks of fiscal 2005. As of February 20, 2005, the Company's revolving credit agreement had an additional $6,870,000 available for future borrowings. The Company's average borrowing rate on February 20, 2005, was 5.31%.

The Company's primary cash requirements in fiscal 2005 will be capital expenditures in connection with the building or acquiring of new restaurants, remodeling of existing restaurants, maintenance expenditures, and the reduction of debt under the Company's debt agreements. During the remainder of fiscal 2005, the Company anticipates opening one full service restaurant and major remodels of four to six restaurants. The Company does not plan to open any new quick service restaurants. The actual amount of the Company's cash requirements for capital expenditures depends in part on the number of new restaurants opened, whether the Company owns or leases new units, and the actual expense related to remodeling and maintenance of existing units. While the Company's capital expenditures for fiscal 2005 are expected to range from $8,000,000 to $10,000,000, if the Company has alternative uses or needs for its cash, the Company believes it could reduce such planned expenditures without affecting its current operations. The Company has debt service requirements of approximately $1,792,000 in fiscal 2005, consisting primarily of the principal payments required under its mortgage facility. The revolving credit agreement will mature on November 1, 2005, at which time all amounts outstanding are due. Since the agreement matures within the next year, the $31,150,000 outstanding under the revolving credit agreement has been classified as current debt. The Company plans to refinance its revolver as part of its go private transaction, see note
1. If the Company does not go private, the Company believes it would be able to refinance the revolver with the current bank group but there can be no assurance thereof. The Company had $5,928,000 of current debt related to the consolidation of its variable interest entities, see Note 2.

The Company anticipates that its cash flow from operations, together with the $6,870,000 available under its revolving credit agreement as of February 20, 2005, will provide sufficient funds for its operating, capital expenditure, debt service and other requirements through the end of fiscal 2005.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As of February 20, 2005, the Company had a financing package totaling $89,066,000, consisting of a $40,000,000 revolving credit agreement (the "Bank Facility") and a $49,066,000 mortgage facility (the "Mortgage Facility"), as described below.

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

The Company was not in compliance with the required consolidated fixed charge coverage ratio for one of the subsets of the financed properties as of February 15, 2005. This subset is comprised solely of Burger King restaurants and had a fixed charge coverage ratio of 1.13 as of February 15, 2005. Outstanding obligations under this subset totaled $8,966,000 at October 31, 2004. The Company sought and obtained a waiver for this covenant default from the mortgage lender through November 27, 2005. If the Company is not in compliance with the covenant as of November 27, 2005, the Company will most likely seek an additional waiver. The Company believes it would be able to obtain such waiver but there can be no assurance thereof. If the Company is unable to obtain such waiver, it is contractually entitled to pre-pay the outstanding balances under one or more of the separate mortgage notes such that the remaining properties in the subset would meet the required ratio. However, any such prepayments would be subject to prepayment premiums and to the Company's ability to maintain its compliance with the financial covenants in its revolving credit agreement. Alternatively, the Company is contractually entitled to substitute one or more better performing restaurants for under-performing restaurants such that the reconstituted subsets of properties would meet the required ratio. However, any such substitutions would require the consent of the lenders in the revolving credit agreement. For these reasons, the Company believes that its rights to prepay mortgage notes or substitute properties, where reasonably possible, may be impractical depending on the circumstances existing at the time.

The Company's Bank Facility is a $40,000,000 revolving credit agreement with JP Morgan Chase Bank, as agent, and four other banks. The Bank Facility is collateralized by the stock of certain subsidiaries of the Company, certain interests in the Company's franchise agreements with Brinker and Burger King Corporation and substantially all of the Company's personal property not pledged in the Mortgage Facility.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Bank Facility provides for borrowings at the adjusted LIBOR rate plus a contractual spread which is as follows:

RATIO OF FUNDED DEBT
TO CASH FLOW                                        LIBOR MARGIN
-------------------------------------------------   -------------
Greater than or equal to 3.50x                          3.00%
Less than 3.5x but greater than or equal to 3.00x       2.75%
Less than 3.0x but greater than or equal to 2.5x        2.25%
Less than 2.5x                                          1.75%

The Bank Facility also contains covenants requiring maintenance of funded debt to cash flow and fixed charge coverage ratios for fiscal 2004 and 2005 as follows:

MAXIMUM FUNDED DEBT
TO CASH FLOW RATIO             COVENANT
---------------------------   -----------
Fiscal 2004
Q1 through Q3                     3.75
Q4                                3.50

Fiscal 2005
Q1 through Q2                     3.50
Thereafter                        3.00

FIXED CHARGE COVERAGE RATIO       1.50

The Company's funded debt to consolidated cash flow ratio may not exceed 3.50 through the second quarter of fiscal 2005 and 3.00 by the end of the third quarter of fiscal 2005. The Company's funded debt to consolidated cash flow ratio on February 20, 2005 was 3.10. To obtain the required ratios throughout fiscal 2005, the Company plans to use cash generated by operations to reduce debt.

If the Company does not maintain the required funded debt to consolidated cash flow ratio, that would constitute an event of default under the Bank Facility. The Company would then need to seek waivers from its lenders or amendments to the covenants. If the Company was unable to obtain waivers from its lenders or amendments to the covenants, the Company would be in default under the Bank Facility. During continuance of an event of default, the Company would be subject to a post-default interest rate under the Bank Facility which increases the otherwise effective interest rate by 1.50%. In addition to the right to declare all obligations immediately due and payable, the Bank Facility also has additional rights including, among other things, the right to sell any of the collateral securing the Company's obligations under the Bank Facility. In the event the Company's obligations under the Bank Facility become immediately due and payable, the Company does not have sufficient liquidity to satisfy these obligations and it is likely that the Company would be forced to seek protection from its creditors. Such events would also constitute a default under the Company's franchise agreements with Brinker and Burger King Corporation.

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

Impairment of Long-Lived Assets

Management periodically reviews property and equipment for impairment using historical cash flows as well as current estimates of future cash flows. This assessment process requires the use of estimates and assumptions that are subject to a high degree of judgment. In addition, at least annually, or as circumstances dictate, management assesses the recoverability of goodwill and other intangible assets which requires assumptions regarding the future cash flows and other factors to determine the fair value of the assets. In determining fair value, the Company relies primarily on discounted cash flow analyses that incorporates an investment horizon of five years and utilizes a risk adjusted discount factor. If these assumptions change in the future, management may be required to record impairment charges for these assets. As a result of the adoption of Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company has classified the revenues, expenses and related assets and liabilities of disposed Grady's American Grill restaurants as discontinued operations in the accompanying consolidated financial statements.

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

NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to interest rate risk in connection with its $40.0 million revolving credit facility which provides for interest payable at the LIBOR rate plus a contractual spread. The Company's variable rate borrowings under this revolving credit facility totaled $31.2 million at February 20, 2005. The impact on the Company's annual results of operations of a one-point interest rate change would be approximately $312,000.

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

In the course of the process of closing its accounts for fiscal year 2004, the Company determined that (i) it had not been properly allocating certain federal tax attributes between continuing operations and discontinued operations in the first three quarters of 2004, and (ii) it had incorrectly calculated its straight-line rent expense, related to deferred rent liability, and depreciation expense on long-lived assets on certain leased properties. The accounting for the allocation of federal tax attributes was corrected on Forms 10-Q/A filed on December 23, 2004. The Company's previously reported net income and income per share were not affected by this change in classification. The accounting for straight-line rent expense, deferred rent liability and depreciation was corrected on a Form 8-K filed on February 15, 2005.

The Company has instituted enhanced internal controls designed to ensure the intra-period allocation of tax expense (benefit) between continuing operations and discontinued operations conforms to the U.S. generally accepted accounting principles. Such enhancements will generally conform quarterly procedures to those utilized by the Company in its year-end closing process. Similarly, the Company has instituted enhanced internal controls to ensure that straight-line rent, deferred rent liability and depreciation are computed with reference to correct lease terms.

Except as set forth above, there have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a -15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                                 Quality Dining,Inc.
                                                 (Registrant)

Date:  April 5, 2005                          By: /s/ John C. Firth
                                                  ------------------------------
                                                  Executive Vice President
                                                  General Counsel and Secretary
                                                  (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number    Description
--------------   ---------------------------------------------------------------------
31.1             Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2             Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

32.1             Section 1350 Certification of Chief Executive Officer

32.2             Section 1350 Certification of Executive Vice President and General
                 Counsel(Principal Financial Officer)